Form 10-K
SLM INTERNATIONAL INC /DE
filed 1996-05-20
CIK 880036

IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THIS FORM 10-K IS BEING FILED IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995       Commission file number 0-19596

                             SLM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     13-36-32297
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

30 ROCKEFELLER PLAZA, SUITE 4314, NEW YORK, NEW YORK           10112-4399
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (212) 332-1610

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK,
                                 PAR VALUE $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X No
                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1996 was $18,094,607.

As of March 31, 1996, 18,859,679 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                TABLE OF CONTENTS

                                                                                    PAGE
----------------------------------------------------------------------------------------
                                     PART I

Item 1.    Business ..............................................................    1

Item 2.    Properties ............................................................    6

Item 3.    Legal Proceedings .....................................................    6

Item 4.    Submission of Matters to a Vote of Security Holders ...................    8



                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters .    8

Item 6.    Selected Financial Data ...............................................    9

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations .................................................   10

Item 8.    Financial Statements and Supplementary Data ...........................   15

Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure ..................................................   44



                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ....................   44

Item 11.   Executive Compensation ................................................   46

Item 12.   Security Ownership of Certain Beneficial Owners and Management ........   53

Item 13.   Certain Relationships and Related Transactions ........................   54



                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K .......   55

                                     PART I

ITEM 1.              BUSINESS

OVERVIEW

The continuing operations of SLM International, Inc. and its subsidiaries (collectively, the "Company") include the design, development, manufacturing and marketing of a wide range of sporting goods products. The Company is a leading manufacturer of hockey and inline products marketed under the CCM brand name, and licensed sports apparel under the CCM and #1 Apparel names. The Company maintains a diversified mix of products to avoid dependence upon the success of a single product, product category, theme or fad. The Company has expanded its business since its inception in 1976 through internal new product development, strategic acquisitions and licensing arrangements.

The Company believes that it is one of the world's leading manufacturers of hockey and hockey related products, including hockey uniforms, protective equipment, hockey, figure and inline skates, street hockey products and licensed sports apparel.

The Company sells its products to more than 4,000 customers in North America, including mass merchandisers, department stores, warehouse clubs, catalogue retailers, wholesalers, cooperative buying groups, sporting goods shops and specialty retailers. Outside North America, the Company sells its products in approximately 30 countries worldwide through a network of international distributors.

The Company's growth has included acquisitions of stock or certain assets of companies, often with recognized trademarks, including those of CCM Inc., acquired in 1983 (hockey skates and equipment), St. Lawrence Manufacturing Company Inc., acquired in 1985 (ice skate blades), and #1 Apparel, Inc. and #1 Apparel Canada Inc. ("#1 Apparel"), acquired in 1994 (licensed sports apparel).

REORGANIZATION CASE

SLM International, Inc. and six of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Filing") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on October 24, 1995 (the "Petition Date"). The Company and those subsidiaries are presently operating their businesses in the ordinary course as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court and have met all of their post-Petition Date obligations to suppliers of goods and services. The Bankruptcy Court has entered an order authorizing the joint administration of the Debtors' Chapter 11 cases (the "Chapter 11 Cases").

In the Chapter 11 Cases, substantially all domestic liabilities as of the Petition Date are subject to resolution under a plan of reorganization to be voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. The Company (and each of the Debtors) has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as shown by the Company's accounting records. By order dated March 20, 1996, the Bankruptcy Court fixed May 15, 1996 as the deadline by which all of the Company's and its subsidiaries' creditors are required to file their proofs of claim against the Company (and each of the Debtors). The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization or other order of the Bankruptcy Court and, accordingly, are not presently determinable.

Under the Bankruptcy Code, the Company may elect to assume or reject leases, employment contracts, service contracts and other executory pre-Petition Date contracts, subject to Bankruptcy Court approval. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts and no provisions have yet been made for these items.

Since October 1, 1994, the Company has not been in compliance with certain financial and other covenants in its principal financing agreements, including those with its banks and the holders of the Company's 6.76% Senior Notes (the "Senior Noteholders") which would have allowed these lenders to accelerate repayment of these loans. However, as a result of the pendency of the Chapter 11 Cases, no principal or interest payments will be made on any pre-Petition Date debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been developed and confirmed by the Bankruptcy Court.

The Bankruptcy Court has authorized the Company to use the cash generated by its operations to continue to fund its business obligations, and to pay among other things, pre-Petition Date wages, salaries, sales commissions, employee benefits and customs duties, honor manufacturer's warranties and pay certain non-U.S. pre-Petition Date liabilities. These various Bankruptcy Court authorizations provide the Company with cash and liquidity so that it can continue to conduct its operations in the ordinary course. The Company expects to continue to fund its working capital and capital expenditures requirements through either cash generated by its operations or through credit facilities as necessary. However, there can be no assurance that, if needed, the Company will be able to obtain such credit facilities or, if obtained, that such facilities will be sufficient to enable the Company to meet its liquidity requirements. The Company's financing requirements for long-term growth, future capital expenditures and debt service cannot be determined until a plan of reorganization is developed and confirmed by the Bankruptcy Court. The Company is not presently able to predict when the Chapter 11 Cases will be concluded or on what basis.

DISCONTINUED OPERATIONS

In December 1994, the Company determined that it would hold its investments in its toy and fitness businesses operated primarily by its Buddy L Inc. and Buddy L Canada Inc. subsidiaries (collectively, "Buddy L") for sale. Accordingly, the results of operations of these businesses have been accounted for as discontinued operations for all periods in the accompanying consolidated financial statements. On March 2, 1995, Buddy L Inc., a wholly-owned subsidiary of the Company, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. On May 9, 1995, the Company accepted the bid to sell certain assets and liabilities of the Buddy L toy business to Empire of Carolina, Inc. The bid was approved by the Bankruptcy Court on May 19, 1995 and the transaction closed on July 7, 1995. The Bankruptcy Court approved sale of Buddy L's fitness business was completed on June 30, 1995. At December 31, 1994, the Company recorded a loss of $11.3 million, net of income taxes, for the disposition of its discontinued operations, including the estimated 1995 operating loss through the disposition date. As a result of the finalization of the sale of the Buddy L toy and fitness businesses, the terms of which changed substantially from those previously proposed; a change in the anticipated allocation of the sale proceeds amongst the various creditors (see Settlement Agreement below) and the liquidation of the remaining Buddy L assets (primarily accounts receivable and real property); and an increase in estimated phase out costs, an additional loss from disposition of discontinued operations of $25.6 million was recorded during the year ended December 31, 1995.

On December 19, 1995, the Bankruptcy Court approved a settlement agreement (the "Settlement Agreement") in the Buddy L Inc. Chapter 11 case between the Company, Buddy L Inc., its creditors and the Company's banks and Senior Noteholders, resolving the allocation of the proceeds and expenses from the disposition of the Buddy L toy and fitness businesses. A plan of reorganization and a disclosure statement for Buddy L Inc. were filed with the Bankruptcy Court embodying the terms of the Settlement Agreement. A hearing on the adequacy of the disclosure statement has not yet been scheduled.

CONTINUING OPERATIONS

Industry Background

In its annual survey of sports participation, the National Sporting Goods Association ("NSGA") included among the Top 10 Growth Sports (by percentage increase) in the U.S. for 1994, inline skating (57.2%) as No. 1, roller hockey (50.3%) as No. 2 and ice hockey (14.5%) as No. 10. The NSGA has not yet published comparable data for these markets for 1995.

The Company estimates the worldwide ice hockey market at approximately $750 million in 1994. The Company believes that the popularity of ice hockey will grow as the National Hockey League ("NHL") continues to expand into new markets in the U.S., with recent expansions in both California and Florida and the relocation of existing teams to Texas, Colorado and Arizona.

The Sports Marketing Research Group, Inc., an independent market research company, estimates the worldwide inline, street and roller hockey markets at approximately $2.0 billion in 1995. This rapidly growing segment is expected to continue to grow because (i) inline roller skates have a strong appeal to health and fitness conscious consumers who use the product for physical conditioning and recreation; (ii) hockey players and alpine and cross-country skiers are increasingly using the product for off-season training; and (iii) sports such as inline roller and street hockey as well as long distance and speed inline roller skate racing are becoming increasingly popular.

The Company estimates the licensed sports apparel market in the U.S. and Canada was approximately $3.8 billion in 1994. The market is divided primarily among five sports leagues: the National Football League ("NFL") ($1.3 billion), Major League Baseball ("MLB") ($1.2 billion), the National Basketball Association ("NBA") ($700 million), the National Collegiate Athletic Association ("NCAA") ($325 million) and the NHL ($275 million).

Strategy

The Company's strategy with respect to hockey products is to maximize the visibility of the CCM trademark in the NHL and other professional and amateur hockey leagues. This strategy is based upon the Company's belief that the high visibility of the CCM trademark leads to greater retail sales of its hockey products. The CCM trademark appears on players' helmets, jerseys, pants, gloves and skates. Unlike some of its competitors, the Company has not generally pursued a strategy of multiple player endorsements, but rather has concentrated on enhancing its relationships with the major hockey leagues. The Company has licenses for certain hockey jerseys with the NHL, the American and Canadian Hockey Leagues and most major NCAA hockey teams. To complement this strategy, the Company provides both professional and amateur hockey players with a high level of service and attention.

The Company has been able to use its existing manufacturing, importing and distribution capabilities to capitalize on the success and popularity of several trends and technologies in the sporting goods industry. The Company's agreement with Reebok International Ltd. ("Reebok") enables it to take advantage of the growing popularity of hockey by using Reebok's Instapump fitting system and trademarks on ice hockey skates. In addition, the acquisition of #1 Apparel has enabled the Company to utilize its sports apparel manufacturing capabilities and distribution network to capitalize on the popularity of licensed sports apparel.

Hockey and Figure Skates

The Company markets a range of hockey and figure skates from professional caliber premium hockey skates to popular priced figure and recreational hockey skates. All of these products, including the Tacks line of premium hockey skates, are sold under the CCM trademark. The Company estimates that during the 1994-1995 season, approximately 35% of NHL players wore its skates. The Company also manufactures private label skates using specific retailers' brand names, as well as the CCM trademark. The Company believes that it was the second largest manufacturer of hockey and figure skates in North America in 1995, based on units sold. The Company also markets premium hockey skates incorporating Reebok's Instapump fitting system and technology which is sold using the CCM, Tacks, Reebok and Instapump trademarks. This technology consists of an air bladder strategically placed inside the skates which, when inflated, provides a customized fit.

The Company believes that it is the world's largest manufacturer of hockey and figure skate blades (based on units sold) with sales of more than one million pairs per year. The Company's hockey skate blades, which are sold under the SLM and CCM trademarks, are used by players of all skill levels from novice to professional. Using its MK trademark the Company manufactures premium quality figure skate blades, including skate blades for many of the world's most prominent Olympic and professional figure skaters.

Hockey Equipment

The Company manufactures and markets a complete range of hockey helmets, pants, shin pads, shoulder pads, elbow pads and gloves. All of the Company's protective equipment is marketed under the CCM trademark. Sub-brands Supra, Ultra and Powerline, which accompany the CCM trademark, differentiate the product by quality and price point. The Company estimates that during the 1994-1995 hockey season approximately 70% of NHL players used its hockey pants, approximately 25% used its gloves and approximately 80% used its helmets.

Inline Roller Skates and Street and Roller Hockey

The Company manufactures and markets a range of inline roller skates and related protective equipment and accessories under the CCM trademark for the beginning recreational skater up to the professional inline roller hockey player. It has also developed inline roller skates using the Revolver chassis and Arrester braking system developed in association with Scott Olson, the founder of Rollerblade Inc. The establishment of two professional inline roller hockey leagues, which began play in 1994, creates further opportunities for the Company's inline skates and roller hockey equipment. The Company believes that the increasing popularity of hockey, as the NHL expands into new markets, will result in growth in street and roller hockey as well.

Sports Apparel

Hockey Apparel. Using the CCM trademark, the Company markets a broad range of hockey apparel, including authentic and replica NHL hockey jerseys which are sold pursuant to certain license agreements with the NHL. The Company also manufactures the authentic jerseys that are used by all of the players in the American Hockey League, Canadian Hockey League and most major NCAA hockey teams, as well as many amateur hockey teams in North America. These authentic and replica jerseys are sold primarily through retailers. The Company believes that it is the world's largest manufacturer of hockey jerseys based on total dollars and units sold.

#1 Apparel. In January 1994, the Company acquired #1 Apparel, the licensed sports apparel division of K-Products, Inc., an Iowa-based apparel manufacturer. #1 Apparel manufactures a high quality line of baseball style caps and jackets using its own unique designs and graphics under licenses from the NFL, MLB, NHL, major colleges and universities and the NCAA. The acquisition included a manufacturing facility in Ontario, Canada, and all rights to the #1 Apparel name, trademarks, copyrights and designs.

#1 Apparel also manufactures premium merchandise, primarily caps, shirts and jackets, for corporate customers. Under the terms of a non-compete agreement sales of premium merchandise were limited to Canada during 1994 and 1995. Beginning in 1996, premium product will be introduced in the U.S. market.

Sales and Marketing

The Company's sporting goods products are sold throughout the world. In North America, the Company sells to more than 4,000 customers, including independent sporting goods stores, cooperative buying groups, mass merchandisers, sporting goods chains, department stores and wholesalers. Internationally, the Company has exclusive distributors in 30 countries in Europe, South America, Central America, Africa, Australia and the Far East. Sporting goods products are sold to certain large customers by the Company's in-house sales staff, while other accounts are serviced by an extensive network of approximately 75 independent sales representatives. In 1995, no single account represented more than 10% of the Company's consolidated net sales of sporting goods. The Company distributes its sporting goods products from distribution centers in the United States and Canada. (See Note 19 to the Consolidated Financial Statements).

Retail sales of hockey products are seasonal, with the majority of retail sales occurring in the third and fourth calendar quarters. The Company believes that first and second quarter sales of inline roller skate products and #1 Apparel licensed products may reduce the Company's reliance on third and fourth quarter sales of hockey products.

GENERAL

Backlog

The timing of orders is largely influenced by the degree of consumer demand for product lines, inventory levels of retailers, marketing strategies, seasonality and overall economic conditions. The Company's consolidated order backlog for continuing operations at December 31, 1995 decreased 30% to approximately $19.9 million as compared to December 31, 1994. Product shortages, cancellations, returns and allowances may reduce the amount of sales ultimately realized from the fulfillment of backlog orders.

Trademarks, Patents and Licenses

The principal trademarks owned by the Company are listed in the table set forth below. These trademarks are exclusive, perpetual and royalty-free for the product categories indicated, except the CCM trademark which is owned by CCM Holdings (1983) Inc. which is 50% owned by the Company through its subsidiaries. The remaining 50% is owned by an unaffiliated Canadian bicycle manufacturer.

              Trademarks                                          Category
--------------------------------------------------------------------------------------------
CCM                                     Hockey apparel, hockey equipment, hockey, figure and
                                        inline skates and street hockey equipment

Tacks, VAKUTACKS                        Hockey skates

Supra, Ultra, Powerline                 Hockey pants and protective equipment

Ultrafil, Airknit, Suprafil             Hockey apparel

# 1 Apparel                             Apparel

The Company's principal license agreements for its continuing operations are listed in the table set forth below. In general, the license agreements have terms of one to five years and the Company has usually been able to renew its licenses upon expiration. License fees and royalties typically range from 5% to 11% of net sales of the licensed product.

The Company's hockey jersey license with the NHL expires on June 30, 1999. Under this agreement, the Company has exclusivity for authentic game jerseys through June 30, 1996 (except for the Colorado Avalanche) and is required to provide to each NHL team a certain quantity of jerseys free of charge. The cost of these goods, approximately $300,000 in 1995, is expensed by the Company and recorded in selling, general and administrative expenses. In addition, the Company has exclusivity with the NHL for authentic All Star Game jerseys and authentic and replica practice jerseys, and non-exclusive licenses for replica jerseys for all teams through the entire term of the agreement. Effective July 1, 1996, the Company's exclusivity for authentic game jerseys will be reduced to 13 teams.

The Company has entered into a non-exclusive license agreement with the National Hockey League Players Association under which the Company may sell authentic game and replica hockey jerseys bearing the names and numbers of NHL players.

       Licensor                            Subject of License                           Categories
-------------------------------------------------------------------------------------------------------------
National Hockey League         NHL team logos and names                           Hockey jerseys, apparel,
                                                                                  equipment bags and headwear

Reebok International Ltd.      Reebok and Instapump trademarks and pump air       Hockey skates
                               bladder fitting system technology

NHL Players Association        Players' names and numbers                         Hockey jerseys

Manufacturing and Sourcing

North America. The Company manufactures and distributes most of its products at eight facilities located in Vermont, New Hampshire, Ontario and Quebec. Collectively these facilities have capabilities for knitting, cutting, sewing, embroidery, silk screening, injection and vacuum molding, metal stamping and plating, and skate and equipment manufacturing.

The growth rate the Company experienced in recent years significantly increased the utilization of its manufacturing, distribution, office and showroom facilities. From 1992 through 1995 the Company expanded and/or replaced many of its office, showroom and distribution facilities and upgraded or replaced its computer systems. Additionally, during 1994 and 1995, the Company began implementing new production line methods aimed at increasing efficiency and productivity and reducing inventory.

A disruption resulting in the shutdown or impairment of any of the Company's manufacturing facilities could adversely affect the Company. The Company maintains insurance coverage which might mitigate any such adverse effect.

Foreign. The Company sources products from China, Hong Kong, Korea,
Taiwan, Thailand and the Philippines. The Company's manufacturing facility in Slough, England manufactures its premium MK figure skate blades.

No single supplier is responsible for products representing more than 10% of the Company's consolidated net sales.

Research and Product Development

The majority of the Company's sporting goods products are conceived of and developed at its own facilities, or are developed jointly with third party inventors. The Company operates research and development facilities staffed by 27 people in Quebec. The employees at these facilities include designers, engineers and model makers. These facilities include woodworking, spray painting, molding and sculpting capabilities, and have creative services departments which are responsible for apparel, packaging and catalog design and development.

Competition

The sporting goods industry is highly fragmented. The Company competes with numerous companies in team related sporting goods, equipment and sports apparel. While the Company is renowned for its high quality and innovative products and provides high levels of service to its customers, some of its competitors may have greater financial resources. The Company's major competitors include (i) with respect to licensed apparel, Russell Corporation, Champion Products Inc., VF Corp., Nike, Inc. and Starter Inc., (ii) with respect to hockey equipment, Canstar Sports Inc. (acquired by Nike Inc. in February 1995) and Karhu Corp.,
(iii) with respect to hockey and figure skates, Canstar, and (iv) with respect to the inline roller skates market, Rollerblade Inc., First Team Sports Inc., Canstar and Variflex Inc.

Employees

As of December 31, 1995, the Company's continuing operations employed approximately 1,550 persons. Approximately 1,280 are employed in Canada, 185 are employed in the United States and the balance are employed abroad. None of the Company's employees in the United States are unionized, while approximately 625 of its employees in Canada are unionized. The Company's current three year collective bargaining agreement with the union at its St. Jean, Quebec plant expires in late 1997 and the Company maintains good relations with this union. The collective bargaining agreement with the union at the Company's skate blade manufacturing plant in Beauport, Quebec expired in September 1994. In January 1995, the unionized employees at this facility rejected management's new contract proposal, subsequent to which management instituted a lockout. A new contract, expiring April 10, 2000 was entered into on April 20, 1995, at which time management ended the lockout. Management believes that this action did not have a materially adverse effect on the Company's financial condition and results of operations for the year ended December 31, 1995.

ITEM 2.              PROPERTIES

The Company believes that its existing manufacturing and distribution facilities have sufficient capacity to support the Company's business without the need for significant additional or upgraded equipment or capital expenditures. The following table summarizes each of the Company's principal facilities for its continuing operations.

LOCATION                         USE                                                          APPROXIMATE     LEASE/
                                                                                              SQUARE FEET      OWN
--------------------------------------------------------------------------------------------------------------------
UNITED STATES
New York, New York               Executive offices                                               3,000        Lease
Bradford, Vermont                Hockey jersey finishing and distribution                       55,000        Own
Peterborough, New Hampshire      U.S. distribution center and administrative offices           144,000        Lease

CANADA
Beauport, Quebec                 Skate blade manufacturing                                     155,000        Lease
St. Jean, Quebec                 Hockey equipment and skate manufacturing                      138,000        Lease
St. Jean, Quebec                 Helmet manufacturing                                           53,000        Lease
St. Hyacinthe, Quebec            Hockey apparel knitting                                        78,000        Lease
St. Hyacinthe, Quebec            Canadian distribution center and administrative offices       180,000        Lease
St. Hyacinthe, Quebec            Hockey socks knitting                                          12,000        Lease
Cap de la Madeleine, Quebec      Hockey apparel sewing                                          12,000        Lease
Montreal, Quebec                 Executive and marketing offices and showroom                   12,200        Lease
Mt. Forest, Ontario              Apparel manufacturing                                         115,200        Own

EUROPE
Slough, England                  Premium figure skate blade manufacturing and distribution      20,000        Lease
Paris, France                    European sales office                                             200        Lease

ITEM 3.              LEGAL PROCEEDINGS

Under Section 362 of the Bankruptcy Code, the Company's filing of a Chapter 11 petition, among other things, operates as an automatic stay of the commencement or continuation of any legal action against the Company or any act to enforce a lien on its property with respect to claims that arose prior to the commencement of the Chapter 11 Cases. (See Item 1 for discussion of the Chapter 11 Cases) Accordingly, pending litigation against the Company and its subsidiaries arising from pre-Petition Date claims has been stayed by reason of the Filing in accordance with the Bankruptcy Code, unless and until the stay is lifted with respect to a particular case.

A.       PRODUCT LIABILITY:

Certain subsidiaries of the Company are defendants in a personal injury action which was filed in the United States District Court for the District of Massachusetts in 1989 involving a spinal injury incurred by the plaintiff while wearing a hockey helmet purported to have been manufactured or sold by such subsidiaries. In view of the Filing, the Court dismissed the case without prejudice to either party moving to restore it to the dockets upon final determination of the bankruptcy proceedings. The plaintiff seeks damages related to his quadriplegia consisting of approximately $6.3 million for economic loss and long-term medical and health care costs and $2.7 million for, among other things, pain and suffering. The plaintiff has further asserted a claim under Massachusetts General Laws, Chapter 93A, for breach of warranty, including a claim for treble damages for any and all loss. The Company has insurance coverage of approximately $0.4 million plus the substantial portion of legal costs for this action. Based on the facts of this case, the Company believes that it has meritorious defenses to the claim. However, an adverse outcome of this matter could have a materially adverse effect on the reorganization of the Company and on its financial condition. The Company has not provided for any loss in its consolidated financial statements which might result from this litigation.

The Company is also a defendant in other product liability suits for personal injuries. The Company believes that any resulting losses and defense costs will be within applicable insurance coverage and the Company's provision for such losses and costs.

B.       ENVIRONMENTAL MATTERS:

In 1991, the Vermont Department of Environmental Conservation ("VTDEC") notified the Company that the Bradford, Vermont property operated by its wholly-owned subsidiary, Maska U.S., Inc. ("Maska"), had been included on the U.S. Environmental Protection Agency's Comprehensive Environmental Response, Compensation and Liability Information System and the Vermont Hazardous Sites List and was being evaluated for possible remedial action. Under relevant environmental laws, Maska, as an owner of the property, is potentially liable for the entire cost of investigating and remediating the contamination emanating from its Bradford property and certain civil penalties. It is possible that VTDEC's claims, if any, against Maska are stayed by virtue of the pendency of Maska's Chapter 11 case. VTDEC has expressed the view that they are not. The Company can make no assurance that these actions are stayed.

Maska has undertaken its own investigation to determine the extent of contamination, the rate of movement and the concentration of the contaminants, the appropriate action required for site remediation and the identification of other parties who should bear a share of the costs of remediation. Maska may seek recovery against the former owners of its Bradford property and facility and certain of their affiliated companies for the costs of such investigation, remediation and the settlement with the adjacent property owner discussed below. In addition, Maska has brought suit against certain of its insurance carriers for their failure to defend or indemnify Maska with respect to these claims. It is uncertain at this time whether the prior owner or the Company's insurers will bear their share of the costs and any damages. During April 1996, Maska and the State of Vermont signed a consent decree setting forth the terms under which Maska will remediate the contaminated property. The consent decree is subject to several conditions, including the approval of the Bankruptcy Court and payment by the Company of approximately $0.3 million in certain civil penalties and certain State of Vermont oversight fees. The Company has accrued approximately $0.3 million related to the consent decree.

While the total cost of investigation and remediation cannot be determined until the investigation required by VTDEC is complete and the extent of Maska's remedial obligations has been determined, the Company believes that it is reasonably possible that these costs will be in a range of $1.0 to $2.0 million. The Company has previously accrued approximately $1.4 million toward these costs, which includes capital costs and operating, maintenance and monitoring costs over a period of up to 30 years after construction of the remedy.

While the Company believes that other parties, including insurers, may be liable for some or all of these costs, there can be no assurance that these parties will bear these costs and therefore the Company has not assumed any recovery from such third parties in estimating its potential liabilities. Based on information available to the Company at this time, an outcome other than anticipated for Maska's obligations for site remediation could have a materially adverse effect on the financial condition of the Company.

In 1992, the owner of a property adjacent to Maska's manufacturing facility in Bradford, Vermont, filed an action in Vermont Superior Court alleging that its property has been contaminated as a result of the Company's manufacturing activities and seeking compensatory and punitive damages under the Vermont Groundwater Protection Law and various common law theories. During June 1995, Maska reached a settlement of all claims with the adjacent landowner consisting of $1.0 million cash (which was paid by July 15, 1995) and a $6.0 million note bearing interest at 10% payable over five years based on a twenty year amortization with the balance of principal payable in June 2000. The Company recorded a provision of $7.0 million for this settlement during the year ended December 31, 1995.

C.       SECURITIES LITIGATION:

During May 1994, the Company was served with three complaints, in each case filed in the U.S. District Court for the Southern District of New York, that alleged violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 (the "1934 Act"). Each complaint also named as defendants certain current and former officers and directors of the Company, sought class action status, unspecified damages and certain fees and expenses. On July 14, 1994, the respective plaintiffs filed a consolidated complaint that was purportedly brought on behalf of all purchasers of the Company's common stock between July 12, 1993 and April 15, 1994.

The defendants stipulated to certification of the purported class for procedural purposes. On August 3, 1994, the Company and other defendants filed a motion to dismiss the consolidated complaint. The Court has not ruled on that motion.

In November 1994, another complaint was filed in the U.S. District Court for the Southern District of New York, which was purportedly brought on behalf of all purchasers of the Company's common stock between May 2, 1994 and November 15, 1994. The complaint named as defendants the Company and certain current and former officers and directors, and alleged violations of Section 10(b) and 20 of the 1934 Act. The plaintiff in that complaint, the plaintiffs in the consolidated complaint, and two additional plaintiffs together filed a second consolidated complaint on January 5, 1995. The second consolidated complaint was purportedly brought on behalf of all purchasers of the Company's common stock between July 12, 1993 and November 21, 1994; names as defendants the Company and certain current and former officers and directors; alleges violations of Sections 10(b) and 20 of the 1934 Act; seeks class action status; unspecified damages, and certain fees and expenses. The Company and individual defendants have filed an answer to the second consolidated complaint, which denied all substantive allegations.

On February 14, 1996, the Company, together with certain of its former and present officers and directors, reached a settlement with the plaintiffs in this litigation. The settlement provides for the cash payment by the Company's insurer of $8.75 million on behalf of certain former and present officers and directors of the Company who are defendants. In addition, the Company will issue 1,000,000 shares of its Common Stock. The settlement is subject to several conditions, including the approval of the Bankruptcy Court and the U.S. District Court for the Southern District of New York. As a result of this settlement, the Company recorded a provision of approximately $1.6 million (the market value of 1,000,000 shares of common stock on the date the settlement was agreed to) in the year ended December 31, 1995.

Other than certain legal proceedings arising from the ordinary course of business, which the Company believes will not have a material adverse impact on the results of operations, there is no other litigation pending or threatened against the Company.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      NONE

                                     PART II

ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS

(a)      PRICE RANGE OF COMMON STOCK

Since May 24, 1995, the Company's Common Stock trades on the NASD Electronic Bulletin Board ("EBB") under the symbol "SLMI". Prior to that date, the Company's Common Stock was traded on the NASDAQ Stock Market ("NASDAQ"). The following chart sets forth, for the calendar periods indicated, the range of closing prices for the Common Stock as reported on NASDAQ and EBB:

                                                    HIGH                  LOW
                                                    ----                  ---
1994     First Quarter                            $  25.50             $  11.50
         Second Quarter                           $  14.00             $   8.25
         Third Quarter                            $  11.25             $   7.00
         Fourth Quarter                           $   7.13             $   2.56

1995     First Quarter                            $   6.50             $   2.75
         Second Quarter                           $   3.88             $   0.94
         Third Quarter                            $   3.75             $   1.69
         Fourth Quarter                           $   3.63             $   1.00

1996     First Quarter                            $   2.13             $   1.06

(b)      APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

The approximate number of record holders of the Company's Common Stock as of March 31, 1996 was 450. The Company believes that a substantially larger number of beneficial owners hold such shares in nominee or depository form.

The Company has not paid dividends on its Common Stock and has no current plans to pay cash dividends in the foreseeable future. The Company is currently restricted from paying cash dividends by its financing agreements and Chapter 11 proceedings.

ITEM 6.              SELECTED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The selected consolidated financial data as of and for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 are derived from the consolidated financial statements of the Company.

In December 1994, the Company determined that it would hold its investment in its toy and fitness businesses operated by its Buddy L Inc. and Buddy L Canada Inc. subsidiaries for sale. Accordingly, these businesses have been reported as discontinued operations for all income statement data presented below. However, balance sheet data prior to December 31, 1994 has not been restated for these discontinued operations.

                             SLM INTERNATIONAL, INC.
                            (DEBTOR-IN-POSSESSION(1))
                            YEARS ENDED DECEMBER 31,
                      (in thousands, except per share data)

                                                 1995          1994          1993          1992          1991
                                              ---------     ---------     ---------     ---------     ---------
INCOME STATEMENT DATA:
Net sales                                     $ 160,973     $ 180,806     $ 126,034     $  88,569     $  67,191
Cost of goods sold                              107,266       113,577        75,104        53,481        40,768
                                              ---------     ---------     ---------     ---------     ---------
Gross profit                                     53,707        67,229        50,930        35,088        26,423
Gross profit margin (%)                            33.4%         37.2%         40.4%         39.6%         39.3%
Selling, general and administrative
     expenses                                    59,753        67,031        38,600        25,456        17,518
Unusual charges                                  15,471
                                              ---------     ---------     ---------     ---------     ---------
Operating (loss) income                         (21,517)          198        12,330         9,632         8,905
Debt related fees                                11,195
Other expense (income), net                       1,484          (260)         (499)         (450)         (495)
Interest expense                                 17,078         6,713         3,356         1,854         3,390
                                              ---------     ---------     ---------     ---------     ---------
(Loss) income from continuing operations
     before income taxes                        (51,274)       (6,255)        9,473         8,228         6,010
Income taxes                                        605           (11)        3,779         2,760         1,808
                                              ---------     ---------     ---------     ---------     ---------
(Loss) income from continuing operations      $ (51,879)    $  (6,244)    $   5,694     $   5,468     $   4,202
                                              =========     =========     =========     =========     =========


(Loss) income per share from continuing
     operations(2)                            $   (2.75)    $   (0.33)    $    0.30     $    0.32     $    0.61
                                              =========     =========     =========     =========     =========
BALANCE SHEET DATA:
Working capital (deficit)                     $ 110,088     $ (38,360)    $  78,623     $  83,568     $  42,855
Total assets                                    138,028       192,838       254,283       173,625       117,078
Short-term debt, including current portion,
     long-term debt                                 702       173,471        79,700        32,376        27,716
Long-term debt                                                               16,113        19,452        13,936
Liabilities subject to compromise under
     reorganization proceedings                 201,814
Stockholders' (deficit) equity                  (78,642)       (6,284)      106,878        97,643        53,812

Total shares outstanding at year end(2)          18,860        18,860        18,805        18,545        15,788

(1) On October 24, 1995, SLM International, Inc. and six of its subsidiaries filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

(2)      Adjusted for the effect of a three for two stock split in December
         1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

On October 24, 1995, SLM International, Inc. and six of its subsidiaries filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company and those subsidiaries chose to seek court protection from creditors in order to conduct their operations while preparing a reorganization plan. The Bankruptcy Court has authorized the Company to use the cash generated by its operations to continue to fund its business obligations. While the Company attempted, and would have preferred, to reorganize outside of a bankruptcy court proceeding, the Company viewed the Filing as the most viable alternative available given the adverse impact on the businesses of inadequate liquidity. Nevertheless, disruptions that occurred prior to and which may have been or may be caused by the Filing will affect the Company's operating performance for a given period and could affect the Company's results in 1996.

On March 6, 1995, the Senior Noteholders filed involuntary bankruptcy petitions against certain of the Company's U.S. subsidiaries in the U.S. and against the Company and certain of its Canadian subsidiaries in Canada. On March 24, 1995, the United States Bankruptcy Court dismissed the involuntary petition filed against two of the Company's U.S. subsidiaries (Maska U.S., Inc. and #1 Apparel, Inc.). During June 1995, the Company entered into standstill agreements (the "Standstill Agreements") with its bank lenders and Senior Noteholders that provided a period of continued financing by its lenders, a sharing of collateral by the bank lenders and Senior Noteholders and provided the Company a period (through December 31, 1995) in which to restructure its debt without further judicial proceedings. Additionally, the Company retained the investment banking firm of Bear Stearns & Co., Inc. to assist the Company in exploring a wide variety of possible financial transactions, including refinancing existing debt and obtaining equity capital. In June 1995, in connection with the Standstill Agreements, the Noteholders withdrew involuntary bankruptcy filings against the Company and its subsidiaries in Canada.

As a result of significant operating losses in its toy and fitness businesses during 1994, the Company decided in December 1994 that it would hold its investment in Buddy L for sale. Consequently, these businesses have been accounted for as discontinued operations. On March 2, 1995, the Company's wholly-owned subsidiary Buddy L Inc. filed for reorganization under Chapter 11 of the United States Bankruptcy Code. On May 9, 1995, the Company accepted the bid to sell certain assets and liabilities of the Buddy L toy business to Empire of Carolina, Inc. The bid was approved by the Bankruptcy Court on May 19, 1995 and the transaction closed on July 7, 1995. The court approved sale of the fitness business was completed on June 30, 1995. For further information concerning discontinued operations, see Note 4 to the Consolidated Financial Statements presented elsewhere herein.

The following discussion provides an assessment of the Company's results of continuing operations, financial condition and liquidity and capital resources, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere herein. (All references to "Note(s)" refer to the Notes to the Consolidated Financial Statements.)

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

The Company's results of operations as a percentage of net sales for the periods indicated were as follows:

                                                            1995             1994             1993
                                                            ----             ----             ----
Net Sales                                                  100.0%           100.0%           100.0%
Gross profit                                                33.4%            37.2%            40.4%
Selling, general & administrative expenses                  37.1%            37.1%            30.6%
Unusual charges                                              9.6%
Operating (loss) income                                    (13.3%)            0.1%             9.8%
Debt related fees                                            7.0%
Other expense (income), net                                  0.9%            (0.1%)           (0.4%)
Interest expense                                            10.6%             3.7%             2.7%
(Loss) income from continuing operations                   (31.8%)           (3.5%)            7.5%
     before income taxes
Income taxes                                                 0.4%             0.0%             3.0%
(Loss) income from continuing operations                   (32.2%)           (3.5%)            4.5%

1995 COMPARED TO 1994

Net sales of the Company's continuing operations decreased 11.0% to $161.0 million in the year ended December 31, 1995 as compared to $180.8 million in the year ended December 31, 1994. The decline in sales included decreases of 10.1% in protective equipment and 30.0% in licensed sports apparel, offset in part by increases of 6.8% in hockey, figure and inline roller skates. Sales were adversely affected by inadequate cash availability resulting in inventory shortages versus customer orders. The sales growth in inline roller skates resulted primarily from new and expanded product offerings in the inline roller skate category in response to the continued growth in popularity of both recreational skating and roller hockey. The decline in sales of licensed sports apparel in 1995 from 1994 was due to the lingering effects of the NHL and MLB labor problems which resulted in canceled orders, lost sales, product returns and high retailer and manufacturer inventory levels.

Gross profit was $53.7 million in 1995 compared to $67.2 million in 1994, a decrease of 20.1%. Measured as a percentage of net sales, gross profit margins decreased to 33.4% in 1995 from 37.2% in 1994. Gross profit margin was adversely affected by sales of excess, obsolete and slow moving inventories caused by streamlining of product lines and more aggressive disposal of such items in order to generate cash needed to support the Company's operations during the period of its financial difficulties (see "Liquidity and Capital Resources" below). These sales generated low profit margins as provisions for these excess, obsolete and slow moving inventories were recorded to reduce them to net realizable value. Provisions for excess, obsolete and slow moving inventories in 1995 were $5.7 million compared to $4.3 million in 1994.

Selling, general and administrative expenses in the year ended December 31, 1995 were $59.8 million compared to $67.0 million in the prior year, a decrease of 10.9%. Measured as a percentage of net sales, these expenses were 37.1% in 1995 and 1994. Expenses decreased primarily as a result of reduced variable selling and distribution costs and certain legal and professional expenses, offset in part by an increase in bad debt expense. Legal and professional fees related to certain of the Company's environmental and product liability matters decreased during 1995, as these cases were either settled or delayed due to the Company's financial difficulties. Bad debt expense increased to $4.6 million in 1995 from $3.4 million in 1994 due primarily to the financial difficulties of several large U.S. and Canadian sporting goods and discount chain customers.

During 1995, the Company recorded significant unusual charges in continuing operations totaling $15.5 million (see Note 5) due principally to litigation settlements totaling $8.8 million and reassessment of the intangible assets associated with the acquisition of #1 Apparel of $6.4 million.

Excluding the unusual charges, the operating loss for the year ended December 31, 1995 was $6.0 million compared to income of $0.2 million in 1994. Including the unusual charges, the operating loss for 1995 was $21.5 million.

As a result of the Company's significant losses in the year ended December 31, 1994, the resultant non-compliance with covenants in its various financing agreements, the involuntary bankruptcy action initiated by its Senior Noteholders, the Standstill Agreements with its lenders and the Chapter 11 Cases, the Company's continuing operations incurred significant legal and professional fees totaling $11.2 million for the year ended December 31, 1995. These fees include the cost of the Company's legal counsellors, financial advisors and consultants, as well as those of its bankers and Senior Noteholders and certain payments made directly to these lenders. In addition, the Company recorded $0.8 million for the intrinsic value of warrants provided to these lenders. These costs are included as Debt Related Fees in the Consolidated Statements of Operations. It is anticipated that additional significant reorganization related fees will be incurred in future periods.

Interest expense increased in 1995 to $17.1 million from $6.7 million in 1994 as a result of both increased working capital borrowings and higher interest rates due to the Company's defaults under its financing agreements. These default interest rates resulted in incremental interest expense of $5.7 million for the year ended December 31, 1995. Of the 1995 interest expense, $10.1 million was paid and $7.0 million was accrued and is still due.

The Company's loss from continuing operations for the year ended December 31, 1995 was $51.9 million ($2.75 per share) compared to a loss of $6.2 million in the year ended December 31, 1994 ($0.33 per share). Excluding unusual charges, default interest and debt related fees, the Company's 1995 net loss was $19.5 million. The unusual charges, default interest and debt related fees represented 62.2% of the Company's losses from continuing operations for the year ended December 31, 1995.

For the year ended December 31, 1995, the Company recognized a loss on discontinued operations of $25.6 million ($1.36 per share) due to the finalization of the terms of sale of these operations. In 1994, discontinued operations incurred a loss of $105.7 million ($5.61 per share).

1994 COMPARED TO 1993

Net sales of the Company's continuing operations increased 43.5% to $180.8 million in the year ended December 31, 1994 as compared to $126.0 million in the year ended December 31, 1993. The growth in sales included increases of 63.5% in hockey, figure and inline roller skates, 34.4% in protective equipment and 30.7% in licensed sports apparel. The sales growth in inline roller skates resulted primarily from new and expanded product offerings in the inline roller skate category in response to a surge in popularity of both recreational skating and roller hockey. Sales of hockey skates and protective equipment increased primarily as a result of the growing popularity of ice hockey in the United States reflective of the expansion of the NHL into warm weather markets such as Florida, Texas and California and increased media coverage, including a national television contract. Approximately 85.9% of the increased sales of licensed sports apparel in 1994 were the result of the acquisition of #1 Apparel in January 1994. Sales of licensed sports apparel were negatively affected during the fourth quarter of 1994 by the NHL and MLB labor problems which resulted in canceled orders, lost sales, product returns and high retailer and manufacturer inventory levels.

Gross profit was $67.2 million in 1994 compared to $50.9 million in 1993, an increase of 32.0%. Measured as a percentage of net sales, gross profit margins decreased to 37.2% in 1994 from 40.4% in 1993. The lower margins resulted in part from post-acquisition manufacturing start-up inefficiencies at the #1 Apparel manufacturing plant in Mt. Forest, Ontario, where it was necessary to relocate and reconfigure certain manufacturing equipment and processes and re-train the work force. Additionally, gross profit was adversely affected by higher provisions for excess, obsolete and slow moving inventories caused by the NHL and MLB labor problems, streamlining of product lines and more aggressive disposal of these inventories in order to generate cash needed to support the Company's operations during the period of its financial difficulties (See "Liquidity and Capital Resources" below). Provisions for excess, obsolete and slow moving inventories in 1994 were $4.3 million compared to $0.8 million in 1993.

Selling, general and administrative expenses in the year ended December 31, 1994 were $67.0 million compared to $38.6 million in the prior year, an increase of 73.6%. Measured as a percentage of net sales, these expenses were 37.1% in 1994 versus 30.6% in 1993. The 43.5% increase in the Company's sales during 1994 resulted in higher selling expenses including royalties, commissions, freight, cooperative advertising allowances and sales discounts and allowances, which vary directly with sales. In addition, royalty expense of $7.5 million in 1994 included provisions of approximately $1.2 million for prospective minimum royalty guarantee shortfalls due primarily to the integration of the #1 Apparel business and the streamlining of the licensed sports apparel product line.

Redundant selling, distribution, general and administrative expenses resulting from the acquisition of #1 Apparel negatively affected the Company as the integration of #1 Apparel into the Company's existing structure was not implemented until late in the year.

In order to sustain and support the Company's growth, it was necessary to replace, expand, relocate and/or upgrade several of the Company's distribution and office facilities, management information and telecommunications systems, and increase spending on new product research and development, as well as sales, marketing and administrative support functions. Legal and professional fees related to certain of the Company's environmental and product liability matters increased during 1994 as pre-trial and regulatory activities intensified. Bad debt expense increased to $3.4 million in 1994 from $1.6 million in 1993 due primarily to the bankruptcy of several large U.S. and Canadian sporting goods and discount chain customers.

Operating income for the year ended December 31, 1994 was $0.2 million compared to $12.3 million in 1993. The decrease was primarily the result of the lower gross profit margins and higher selling, general and administrative expenses discussed above.

Interest expense increased in 1994 to $6.7 million from $3.4 million in 1993 due to higher working capital borrowings and capital expenditures needed to support the Company's growth, the January 1994 acquisition of #1 Apparel for $15.1 million in cash and generally higher short-term interest rates.

The Company's loss from continuing operations for the year ended December 31, 1994 was $6.2 million ($0.33 per share) compared to income of $5.7 million in the year ended December 31, 1993 ($0.30 per share).

Net sales of the Company's discontinued operations were approximately $181.5 million in 1994 compared to approximately $188.7 million in 1993. For the year ended December 31, 1994, discontinued operations incurred a loss of $105.7 million ($5.61 per share), inclusive of a loss of $11.3 million ($0.60 per share) expected from the disposition of the discontinued operations including the estimated 1995 operating loss through the date of disposition (mid-1995). Discontinued operations had income of $2.4 million ($0.12 per share) for the year ended December 31, 1993.

INCOME TAXES

The Company's income tax provision is comprised of both United States and foreign tax components. Due to changes in the relative contribution of income or loss by country, differences in the effective tax rates between countries (principally the U.S., Canada and Hong Kong) and permanent differences in effective tax rates between income for financial statement purposes, the consolidated effective tax rates may vary significantly from period to period. The Company and its U.S. subsidiaries consolidate their income for U.S. federal income tax purposes. However, gains and losses of certain subsidiaries may not be available to other subsidiaries for tax purposes.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A full valuation allowance was provided in 1994 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

On October 24, 1995, SLM International, Inc. and six of its subsidiaries filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Bankruptcy Court has authorized the Company and these subsidiaries to operate their businesses in the ordinary course while seeking to work out a plan of reorganization. The Bankruptcy Court has also authorized the Company to use the cash generated by its operations to continue to fund its business obligations, and to pay, among other things, pre-Petition Date wages, salaries, sales commissions, employee benefits and customs duties, honor manufacturer's warranties and pay certain non-U.S. pre-Petition Date liabilities.

The Filing has enabled the Company to stabilize its liquidity position because the cash requirements for the payment of accrued interest, accounts payable and other liabilities, which arose prior to the Filing, are in most cases deferred until a plan of reorganization is approved by the Bankruptcy Court. Under the Bankruptcy Code, the Company may elect to assume or reject leases, employment contracts, service contracts and other executory pre-Petition Date contracts, subject to Bankruptcy Court approval. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts and no provisions have yet been made for these items.

Management expects to finance the Company's short-term working capital and capital expenditures requirements through cash generated by its operations, as authorized by the Bankruptcy Court, or through credit facilities as necessary. However, there can be no assurance that the Company will be able to obtain such credit facilities or, if obtained, that such facilities will be sufficient to enable the Company to meet its liquidity requirements. The Company's financing requirements for long-term growth, future capital expenditures and debt service cannot be determined until a plan of reorganization is developed and confirmed by the Bankruptcy Court.

Currently, the Company is considering its options in connection with its reorganization efforts. Those options include a reorganization plan which provides for the Company to emerge as a stand-alone entity, or which provides for a change of control either through a sale of the Company's common stock (or similar transaction with a third party) or a sale of the Company's assets. In addition, other parties of interest in the Company's reorganization proceedings, such as creditors and shareholders, may obtain leave from the Bankruptcy Court to propose one or more reorganization plans for the Company and its subsidiaries. The Company is not presently able to predict when the Chapter 11 Cases will be concluded or on what basis.

During the year ended December 31, 1995, the Company's continuing operations used $3.7 million of cash from its operations and discontinued operations used $4.9 million as compared to $14.5 million and $41.2 million, respectively, in the year ended December 31, 1994. The Company's continuing operations incurred a loss of $51.9 million compared to a loss of $6.2 million in 1994, however, the cash impact was mitigated in 1995 due to non-cash charges for receivables, inventory, intangibles and litigation.

Cash flows provided by investing activities during 1995 included $15.6 million, consisting of $18.8 million from the proceeds from the disposal of discontinued operations, offset by $3.4 million of purchases of fixed assets, compared to $21.3 used in 1994. Cash used in 1994 included $15.2 million for the acquisition of #1 Apparel and $6.1 million for the purchase of fixed assets.

Net cash flows provided by financing activities during 1995 were approximately $3.1 million, primarily from borrowings from short-term debt. During 1994, financing activities provided approximately $83.0 million, which included cash proceeds of $75.0 million from the issuance of 6.76% Senior Notes and short-term borrowings of $17.9 million, net of debt repayments of $10.3 million. During 1993, net cash flows provided by financing activities were approximately $44.8 million, of which $47.3 million were short-term borrowings, net of debt repayments of $3.6 million.

The Company follows the customary practice in the sporting goods industry of offering extended payment terms to credit worthy customers on qualified orders. The Company's working capital requirements generally peak in the third and fourth quarters as it builds inventory and makes shipments under these extended payment terms.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   Page
---------------------------------------------------------------------------------------
         Reports of Independent Accountants

                 Coopers & Lybrand L.L.P.                                           16

                 Raymond, Chabot, Martin, Pare                                      17

         Consolidated Financial Statements

                 Consolidated Balance Sheets at December 31, 1995 and 1994          25

                 Consolidated Statements of Operations
                      for the years ended December 31, 1995, 1994 and 1993          26

                 Consolidated Statements of Stockholders' (Deficit) Equity
                      for the years ended December 31, 1995, 1994 and 1993          27

                 Consolidated Statements of Cash Flows
                      for the years ended December 31, 1995, 1994 and 1993          28

                 Notes to Consolidated Financial Statements                         29

                         [COOPERS & LYBRAND LETTERHEAD]


                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
SLM International, Inc.

We have audited the accompanying consolidated financial statements and financial statement schedule of SLM International, Inc. and Subsidiaries listed in the accompanying index in Item 8 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the 1995, 1994 and 1993 financial statements of certain companies, whose financial statements include total assets of $71,570,000 and $71,638,000 as of December 31, 1995, and 1994, respectively, and total net sales of $68,101,000, $70,645,000 and $59,642,000 for the years ended December 31, 1995, 1994 and
1993, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these companies, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SLM International, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, based on our audits and the reports of other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has incurred significant losses from operations and negative cash flows for the year ended December 31, 1995. In addition, Buddy L Inc., a subsidiary, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on March 2, 1995, and six other subsidiaries filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on October 24, 1995. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                             /s/ Coopers & Lybrand LLP

Albany, New York
April 26, 1996

                   [RAYMOND, CHABOT, MARTIN, PARE LETTERHEAD]


AUDITORS' REPORT


To the Shareholder of
#1 Apparel Canada Inc.

We have audited the balance sheet of #1 Apparel Canada Inc. as at December 31, 1995 and the statements of earnings and deficit and changes in cash resources for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1995 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles in Canada.


/s/ Raymond, Chabot, Martin, Pare

Chartered Accountants

Montreal, Canada
April 25, 1996


           COMMENTS BY INDEPENDENT AUDITORS FOR UNITED STATES READERS
                ON CANADA -- UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by going concern considerations as described in Note 2 of the financial statements as at December 31, 1995. Our report to the shareholder dated April 25, 1996 is expressed in accordance with Canadian reporting standards which do not permit a reference to such considerations in the auditors' report when the going concern considerations are adequately disclosed in the financial statements.


/s/ Raymond, Chabot, Martin, Pare

Chartered Accountants

Montreal, Canada
April 25, 1996

                   [RAYMOND, CHABOT, MARTIN, PARE LETTERHEAD]


AUDITORS' REPORT


To the Shareholder of
St. Lawrence Manufacturing Canada Inc.

We have audited the balance sheet of St. Lawrence Manufacturing Canada Inc. as at December 31, 1995 and the statements of earnings and deficit and changes in cash resources for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1995 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles in Canada.


/s/ Raymond, Chabot, Martin, Pare

Chartered Accountants

Montreal, Canada
April 25, 1996


           COMMENTS BY INDEPENDENT AUDITORS FOR UNITED STATES READERS
                ON CANADA -- UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by going concern considerations as described in Note 2 of the financial statements as at December 31, 1995. Our report to the shareholder dated April 25, 1996 is expressed in accordance with Canadian reporting standards which do not permit a reference to such considerations in the auditors' report when the going concern considerations are adequately disclosed in the financial statements.


/s/ Raymond, Chabot, Martin, Pare

Chartered Accountants

Montreal, Canada
April 25, 1996

                   [RAYMOND, CHABOT, MARTIN, PARE LETTERHEAD]


AUDITORS' REPORT


To the Shareholder of
Sport Maska Inc.

We have audited the consolidated balance sheet of Sport Maska Inc. as at December 31, 1995 and the consolidated statements of earnings and retained earnings and changes in cash resources for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1995 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles in Canada.


/s/ Raymond, Chabot, Martin, Pare

Chartered Accountants

Montreal, Canada
April 25, 1996


           COMMENTS BY INDEPENDENT AUDITORS FOR UNITED STATES READERS
                ON CANADA -- UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by going concern considerations as described in Note 2 of the financial statements as at December 31, 1995. Our report to the shareholder dated April 25, 1996 is expressed in accordance with Canadian reporting standards which do not permit a reference to such considerations in the auditors' report when the going concern considerations are adequately disclosed in the financial statements.


/s/ Raymond, Chabot, Martin, Pare

Chartered Accountants

Montreal, Canada
April 25, 1996

                   [RAYMOND, CHABOT, MARTIN, PARE LETTERHEAD]


AUDITORS' REPORT


To the Shareholder of
#1 Apparel Canada Inc.

We have audited the balance sheet of #1 Apparel Canada Inc. as at December 31, 1994 and the statements of earnings and deficit and changes in cash resources for the initial year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1994 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles in Canada.


/s/ Raymond, Chabot, Martin, Pare

Chartered Accountants

Montreal, Canada
April 14, 1995


           COMMENTS BY INDEPENDENT AUDITORS FOR UNITED STATES READERS
                ON CANADA - UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by going concern considerations as described in Note 2 of the financial statements as at December 31, 1994. Our report to the shareholder dated April 14, 1995 is expressed in accordance with Canadian reporting standards which do not permit a reference to such considerations in the auditors' report when the going concern considerations are adequately disclosed in the financial statements.


/s/ Raymond, Chabot, Martin, Pare

Chartered Accountants

Montreal, Canada
April 14, 1995

                   [RAYMOND, CHABOT, MARTIN, PARE LETTERHEAD]


AUDITORS' REPORT


To the Shareholder of
Buddy L Canada Inc.

We have audited the balance sheet of Buddy L Canada Inc. as at December 31, 1994 and the statements of earnings and deficit and changes in cash resources for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1994 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles in Canada.


/s/ Raymond, Chabot, Martin, Pare

Chartered Accountants

Montreal, Canada
April 14, 1995


           COMMENTS BY INDEPENDENT AUDITORS FOR UNITED STATES READERS
                ON CANADA - UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by going concern considerations as described in Note 2 of the financial statements as at December 31, 1994. Our report to the shareholder dated April 14, 1995 is expressed in accordance with Canadian reporting standards which do not permit a reference to such considerations in the auditors' report when the going concern considerations are adequately disclosed in the financial statements.


/s/ Raymond, Chabot, Martin, Pare

Chartered Accountants

Montreal, Canada
April 14, 1995

                   [RAYMOND, CHABOT, MARTIN, PARE LETTERHEAD]


AUDITORS' REPORT


To the Shareholder of
Sport Maska Inc.

We have audited the consolidated balance sheet of Sport Maska Inc. as at December 31, 1994 and the consolidated statements of earnings and retained earnings and changes in cash resources for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1994 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles in Canada.


/s/ Raymond, Chabot, Martin, Pare

Chartered Accountants

Montreal, Canada
April 14, 1995


           COMMENTS BY INDEPENDENT AUDITORS FOR UNITED STATES READERS
                ON CANADA - UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by going concern considerations as described in Note 2 of the financial statements as at December 31, 1994. Our report to the shareholder dated April 14, 1995 is expressed in accordance with Canadian reporting standards which do not permit a reference to such considerations in the auditors' report when the going concern considerations are adequately disclosed in the financial statements.


/s/ Raymond, Chabot, Martin, Pare

Chartered Accountants

Montreal, Canada
April 14, 1995

                   [RAYMOND, CHABOT, MARTIN, PARE LETTERHEAD]


                                AUDITORS' REPORT
                                ----------------



To the Shareholder of
Buddy L Canada Inc.



We have audited the balance sheet of Buddy L Canada Inc. as at December 31, 1993 and the statements of earnings and retained earnings and changes in cash resources for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1993 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles in Canada.


/s/ Raymond, Chabot, Martin, Pare

General Partnership
Chartered Accountants

Montreal, Canada
February 2, 1994

                   [RAYMOND, CHABOT, MARTIN, PARE LETTERHEAD]


                                AUDITORS' REPORT
                                ----------------



To the Shareholders of
Sport Maska Inc.



We have audited the balance sheet of Sport Maska Inc. as at December 31, 1993 and the statements of earnings and retained earnings and changes in cash resources for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1993 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles in Canada.


/s/ Raymond, Chabot, Martin, Pare

General Partnership
Chartered Accountants

Montreal, Canada
January 28, 1994

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994
                        (In thousands, except share data)

ASSETS                                                                  1995         1994
                                                                     ---------    ---------
CURRENT ASSETS
     Cash                                                            $  18,605    $   8,344
     Accounts receivable, net                                           41,346       53,853
     Inventories                                                        50,898       58,284
     Prepaid expenses                                                    1,918        1,573
     Income taxes receivable                                               256        1,598
     Net assets of discontinued operations                               9,856       35,501
     Other receivables                                                   1,530        1,515
                                                                     ---------    ---------
     Total current assets                                              124,409      160,668
Property, plant and equipment, net                                      13,496       12,996
Intangible assets, net                                                      90        6,944
Net assets of discontinued operations                                                12,113
Other assets                                                                33          117
                                                                     ---------    ---------
     Total assets                                                    $ 138,028    $ 192,838
                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
     Short-term debt                                                 $            $  92,162
     Accounts payable                                                    4,028       12,838
     Accrued liabilities                                                 9,055       12,431
     Long-term debt, current portion                                       702       81,309
     Income taxes payable                                                  536          288
                                                                     ---------    ---------
     Total current liabilities                                          14,321      199,028
Deferred income taxes                                                      535           39
Other liabilities                                                                        55
Liabilities subject to compromise under reorganization proceedings     201,814
                                                                     ---------    ---------
     Total liabilities                                                 216,670      199,122
                                                                     ---------    ---------
Commitments and contingencies

STOCKHOLDERS' (DEFICIT)
Preferred stock, no par, 100,000 shares authorized, none issued or outstanding
Common stock, par value $0.01 per share, 50,000,000 shares
     authorized, 18,859,679 shares issued and outstanding at
     December 31, 1995 and 1994                                            189          189
Additional paid-in capital                                              88,564       87,764
Retained (deficit)                                                    (163,569)     (86,121)
Foreign currency translation adjustments                                (3,826)      (8,116)
                                                                     ---------    ---------
     Total stockholders' (deficit)                                     (78,642)      (6,284)
                                                                     ---------    ---------
     Total liabilities and stockholders'(deficit)                    $ 138,028    $ 192,838
                                                                     =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1995, 1994 and 1993
                        (In thousands, except share data)

                                                                   1995            1994            1993
                                                               ------------    ------------    ------------
Net sales                                                      $    160,973    $    180,806    $    126,034
Cost of goods sold                                                  107,266         113,577          75,104
                                                               ------------    ------------    ------------
Gross profit                                                         53,707          67,229          50,930
Selling, general and administrative expenses                         59,753          67,031          38,600
Unusual charges (see Note 5)                                         15,471
                                                               ------------    ------------    ------------
Operating (loss) income                                             (21,517)            198          12,330
Debt related fees (see Note 6)                                       11,195
Other expense (income), net                                           1,484            (260)           (499)
Interest expense (see Note 6)                                        17,078           6,713           3,356
                                                               ------------    ------------    ------------
(Loss) income from continuing operations before
     income taxes                                                   (51,274)         (6,255)          9,473
Income taxes                                                            605             (11)          3,779
                                                               ------------    ------------    ------------
(Loss) income from continuing operations                            (51,879)         (6,244)          5,694
(Loss) income from discontinued operations, net of
     income taxes                                                                   (94,390)          2,402
(Loss) from disposition of discontinued operations,
      net of income taxes                                           (25,569)        (11,335)
                                                               ------------    ------------    ------------
Net (loss) income                                              $    (77,448)   $   (111,969)   $      8,096
                                                               ============    ============    ============
(Loss) income per share from continuing operations             $      (2.75)   $      (0.33)   $       0.30
(Loss) income per share from discontinued operations                                  (5.01)           0.12
(Loss) per share from disposition of discontinued operations          (1.36)          (0.60)
                                                               ------------    ------------    ------------
Net (loss) income per share                                    $      (4.11)   $      (5.94)   $       0.42
                                                               ============    ============    ============
Weighted average common and common equivalent shares
     outstanding                                                 18,859,679      18,844,097      19,232,700
                                                               ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS
                      (DEFICIT) EQUITY For the years ended
                        December 31, 1995, 1994 and 1993
                                 (In thousands)

                                                            Additional    Retained     Currency
                                       Common Stock          Paid-in     (Deficit)   Translation
                                  # of Shares    Amount      Capital      Earnings   Adjustments     Total
                                  -----------  ---------    ----------   ---------   -----------   ---------
Balance at December 31, 1992         12,363    $     123    $  83,894    $  17,752    $  (4,126)   $  97,643
Net income                                                                   8,096                     8,096
Stock issued in connection with
     acquisition                         57            1        1,499                                  1,500
Exercise of stock options               117            2        1,256                                  1,258
Tax benefit from exercise of
     stock options                                                672                                    672
Three for two stock split             6,268           62          (62)
Foreign currency translation
     adjustments                                                                         (2,291)      (2,291)
                                     ------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1993         18,805          188       87,259       25,848       (6,417)     106,878
Net (loss)                                                                (111,969)                 (111,969)
Exercise of stock options                55            1          403                                    404
Tax benefit from exercise of
     stock options                                                102                                    102
Foreign currency translation
     adjustments                                                                         (1,699)      (1,699)
                                     ------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1994         18,860          189       87,764      (86,121)      (8,116)      (6,284)
Net (loss)                                                                 (77,448)                  (77,448)
Issuance of stock warrants                                        800                                    800
Foreign currency translation
     adjustments                                                                          4,290        4,290
                                     ------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1995         18,860    $     189    $  88,564    $(163,569)   $  (3,826)   $ (78,642)
                                     ======    =========    =========    =========    =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                         CONSOLIDATED STATEMENTS OF CASH
                     FLOWS For the years ended December 31,
                               1995, 1994 and 1993
                                 (In thousands)

                                                                   1995        1994        1993
                                                                --------    ---------    --------
OPERATING ACTIVITIES:
  Net (loss) income                                             $(77,448)   $(111,969)   $  8,096
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Loss from discontinued operations, including loss on
     disposal                                                     25,569      105,725
     Loss on impairment of intangible assets                       6,416
     Litigation settlements                                        7,813
     Stock warrants                                                  800
     Depreciation and amortization                                 2,870        3,134      11,485
     Provisions for inventory, doubtful accounts and other
     deductions                                                   22,726       21,576      17,344
     Deferred income taxes                                           496        1,143        (416)
     Loss (gain) on sale and disposal of fixed assets                266          113         (12)
     Loss on foreign exchange                                      1,029          286         662
  Change in operating assets and liabilities:
     Accounts receivable                                          (4,073)     (30,265)    (48,861)
     Inventories                                                   2,447      (20,810)    (32,976)
     Prepaid expenses                                               (257)         665      (2,360)
     Income taxes receivable                                       1,365        3,028      (6,461)
     Other receivables                                                24        2,228      (2,559)
     Accounts payable and accrued liabilities                      1,473       10,340      22,390
     Interest payable                                              4,402        2,139         471
     Income taxes payable                                            549       (1,819)      1,556
     Other                                                          (136)         (69)        (74)
     Net effect of discontinued operations                        (4,902)     (41,177)
                                                                --------    ---------    --------
  Net cash used in operating activities                           (8,571)     (55,732)    (31,715)
                                                                --------    ---------    --------
  INVESTING ACTIVITIES:
  Purchase of companies, net of cash acquired                                 (15,150)     (4,313)
  Purchases of fixed assets                                       (3,354)      (6,053)    (15,337)
  Additions to deferred costs                                                    (228)     (5,013)
  Proceeds from sales of fixed assets                                119           86       7,172
  Proceeds from disposal of discontinued operations               18,841
                                                                --------    ---------    --------
  Net cash provided by (used in) investing activities             15,606      (21,345)    (17,491)
                                                                --------    ---------    --------
  FINANCING ACTIVITIES:
  (Payments) of deposits                                                                     (199)
  Proceeds from borrowings                                         4,168       92,880      47,273
  Principal payments of debt                                      (1,061)     (10,321)     (3,578)
  Exercise of stock options                                                       404       1,258
                                                                --------    ---------    --------
  Net cash provided by financing activities                        3,107       82,963      44,754
                                                                --------    ---------    --------
  Effects of foreign exchange rate changes on cash                   119         (122)        (18)
                                                                --------    ---------    --------
  Increase (decrease) in cash                                     10,261        5,764      (4,470)
  Cash at beginning of period                                      8,344        2,580       7,050
                                                                --------    ---------    --------
  Cash at end of period                                         $ 18,605    $   8,344    $  2,580
                                                                ========    =========    ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPLES OF CONSOLIDATION:

SLM International, Inc. ("SLM") was incorporated in September 1991. The consolidated financial statements include the accounts of SLM and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and accounts are eliminated. The Company's investment in its toy and fitness businesses are classified as discontinued operations (see
Note 4).

B. BASIS OF PRESENTATION:

SLM and six of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Filing") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on October 24, 1995 (the "Petition Date"). The Company and those subsidiaries are presently operating their businesses in the ordinary course as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. The Bankruptcy Court has entered an order authorizing the joint administration of the Debtors' Chapter 11 cases (the "Chapter 11 Cases") (see
Note 2).

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which, except as otherwise disclosed, assumes that assets will be realized and liabilities will be discharged in the normal course of business, and do not include any adjustments which might result from the outcome of the Chapter 11 Cases.

Certain prior-year amounts have been reclassified to conform to the 1995 presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C. CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and accounts receivable. The Company restricts its cash investments to temporary investments in institutions with high credit standing and to short-term securities backed by the full faith and credit of the United States Government. The Company sells its products principally to retailers and distributors and, in accordance with industry practice, grants extended payment terms to qualified customers. Concentration of accounts receivable credit risk is mitigated due to the performance of credit reviews which are considered in determining credit policies and allowances for doubtful accounts. The Company provides allowances for expected sales returns, net of related inventory cost recoveries, discounts, rebates and cooperative advertising. The Company does not collateralize its receivables.

D. REVENUE RECOGNITION:

Revenue is recognized when products are shipped to customers.

E. INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company provides allowances for excess, obsolete and slow moving inventories.

F. RESEARCH & DEVELOPMENT EXPENSES:

Costs for new product research and development as well as changes to existing products are expensed as incurred and totaled $1,692, $1,738 and $943 for the years ended December 31, 1995, 1994 and 1993, respectively.

G. PREPAID EXPENSES:

The Company expenses advertising and promotion costs in the first fiscal year in which the advertising takes place.

Royalty payments are deferred to the extent that the related sales have not yet been recorded. Such costs are included in prepaid expenses.

H. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using principally the straight-line method of depreciation.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

The estimated service lives of the respective assets are as follows:

                                                         Years

         Buildings and improvements                     5 -  40
         Machinery and equipment                        3 -  10
         Tools, dies and molds                          3 -   5
         Office furniture and equipment                 3 -  10

Accelerated methods of depreciation are used where permitted for tax reporting purposes. Significant additions or major improvements are capitalized, while normal maintenance and repair costs are expensed. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts, and the resulting gain or loss is recognized.

I. INCOME TAXES:

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense consists of both the tax payable for the period and the change during the period in deferred tax assets and liabilities.

The Company does not provide for deferred income taxes on the undistributed earnings of its non-U.S. subsidiaries, since such earnings are not expected to be remitted to the Company in the foreseeable future.

J. FOREIGN CURRENCY TRANSLATION:

The balance sheets of the Company's non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the end of each year. Revenues, expenses and cash flows are translated at weighted average rates of exchange. Gains or losses resulting from foreign currency transactions are included in earnings, while those resulting from translation of financial statements are shown as a separate component of stockholders' equity.

K. INTANGIBLE ASSETS:

Intangible assets are recorded at cost and are amortized on a straight-line basis. At December 31, 1995 these amounts include the excess purchase prices over fair values assigned to net assets acquired (which are amortized on a straight-line basis over periods from three to twenty years), and costs related to obtaining patents and trademarks (which are amortized on a straight-line basis over three years). The Company periodically reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such circumstances occur, the Company estimates future cash flows expected to result from the use and eventual disposition of the intangibles. If the expected future cash flows are less than the carrying amount, the Company recognizes an impairment loss (see Note 5).

Certain costs related to packaging for products that will be introduced subsequent to year end are deferred and amortized over a three-or five-year period. Provisions are made to write these costs off when the products are no longer sold.

Accumulated amortization of intangible assets was $142 and $963 at December 31, 1995 and 1994, respectively.

L. EARNINGS PER SHARE:

Earnings per share of common stock are computed based on the average number of shares of common stock assumed to be outstanding during each year. Common stock equivalents are included when material and dilutive (See Notes 7 and 17).

2.  REORGANIZATION CASE

In the Chapter 11 Cases, substantially all liabilities as of the Petition Date are subject to resolution under a plan of reorganization to be voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. Schedules have been filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the Petition Date as shown by its accounting records. Differences between amounts shown by the Company and claims filed by creditors will be investigated and resolved. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Under the Bankruptcy Code, the Company may elect to assume or reject leases, employment contracts, service contracts and other executory pre-Petition Date contracts, subject to Bankruptcy Court approval. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts, and no provisions have yet been made for these items.

Since October 1, 1994, the Company has not been in compliance with certain financial and other covenants in its principal financing agreements, including those with its banks and with the holders of the Company's 6.76% Senior Notes (the "Senior Noteholders") which would allow these lenders to accelerate repayment of these loans. However, as a result of the Filing, no principal or interest payments will be made on any pre-Petition Date debt without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been confirmed.

The Bankruptcy Court has authorized the Company to use the cash generated by its operations to continue to fund its business obligations, and to pay pre-Petition Date wages, salaries, sales commissions, employee benefits and customs duties, honor manufacturer's warranties and pay certain non-U.S. pre-Petition Date liabilities. These various Bankruptcy Court authorizations provide the Company with cash and liquidity so that it can conduct its operations. The Company expects to continue to fund its working capital and capital expenditures requirements through either cash generated by its operations or through credit facilities as necessary. However, there can be no assurance that the Company will be able to obtain such credit facilities or, if obtained, that such facilities will be sufficient to enable the Company to meet its liquidity requirements. The Company's financing requirements for long-term growth, future capital expenditures and debt service cannot be determined until a plan of reorganization is developed and confirmed by the Bankruptcy Court. The Company is not presently able to predict when the Chapter 11 Cases will be concluded or on what basis.

3.  LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS

Substantially all the Company's liabilities as of the Petition Date are subject to settlement under a plan of reorganization. The Company is generally not permitted to make payments with respect to its pre-Petition Date liabilities until a plan of reorganization has been confirmed by the Bankruptcy Court.

At December 31, 1995, liabilities subject to compromise under reorganization proceedings consisted of:

     Priority Claims                                     $      605
     Secured Debt
            Principal                                       100,876
            Interest                                          3,513
     General Unsecured Claims                                12,155
     Unsecured Debt, Principal and Interest                  84,665
                                                         ----------
                                                         $  201,814
                                                         ==========

Priority claims, the repayment of which the Company is required to prioritize under bankruptcy law, are comprised principally of income and property tax claims. Unsecured debt includes amounts which may ultimately be deemed secured. It is not practicable to estimate the fair value of the Company's liabilities subject to compromise under reorganization proceedings.

4.  DISCONTINUED OPERATIONS

During the quarter ended October 1, 1994, the Company initiated significant management changes in its toy and fitness businesses operated primarily by its Buddy L Inc. and Buddy L Canada Inc. subsidiaries (collectively, "Buddy L") and, as a result, began evaluating Buddy L's strategic direction and cost structure. The initial phase of this evaluation included changes in management responsibility, re-focused attention on established products and product lines, minimizing the use of television and infomercial advertising and the assessment of potential productivity improvements.

In connection with this strategic and cost evaluation, the Company recorded charges totaling $44,055 in the third quarter and nine months ended October 1, 1994. The charges included provisions for product returns and markdown allowances ($5,342), certain inventory valuation adjustments ($3,353), the reassessment of the carrying values of tooling ($4,201) and excess and obsolete inventories ($12,600) due to the strategic decision not to continue support of certain products, deferred product development costs ($4,600), television commercial and infomercial production costs ($1,455) and prepaid barter credits ($2,974) related to the decision to no longer support certain products and minimize the use of advertising. Charges were also provided for defective product

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

allowances ($2,607), minimum royalty guarantees ($2,926), allowances for uncollectable multi-installment receivables due from consumers on infomercial generated sales ($1,300), employee severance expenses ($1,672), office and showroom lease termination costs ($605) and other miscellaneous items ($420).

During the fourth quarter of 1994, the Company recorded additional charges totaling $24,548. The charges included provisions for product returns and markdown allowances ($1,777), certain inventory valuation adjustments ($7,101), the reassessment of the carrying values of tooling ($2,135) and excess and obsolete inventories ($5,140), deferred product development costs ($821), prepaid barter credits ($1,007), defective product allowances ($1,392), employee severance expenses ($1,377), fixed asset write-offs ($1,575) and other miscellaneous items ($2,223).

In December 1994, the Company determined that it would hold its investments in its Buddy L toy and fitness businesses for sale. Accordingly, the results of operations of these businesses have been accounted for as discontinued operations for all periods in the accompanying consolidated financial statements. On March 2, 1995, Buddy L Inc. filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. On May 9, 1995, the Company accepted the bid to sell certain assets and liabilities of the Buddy L toy business to Empire of Carolina, Inc. The bid was approved by the Bankruptcy Court on May 19, 1995 and the transaction closed on July 7, 1995. The court approved sale of the fitness business was completed on June 30, 1995. At December 31, 1994, the Company recorded a loss of $11,335, net of income taxes, for the disposition of its discontinued operations, including the estimated 1995 operating loss through the disposition date. As a result of the finalization of the sale of the Buddy L toy and fitness businesses, the terms of which changed substantially from those previously proposed; a change in the anticipated distribution of the sale proceeds amongst the various creditors and the liquidation of the remaining Buddy L assets (primarily accounts receivable and real property); and an increase in estimated phase out costs, an additional loss from disposition of discontinued operations of $25,569 was recorded during the year ended December 31, 1995.

On December 19, 1995, the Bankruptcy Court approved a settlement agreement (the "Settlement Agreement") in the Buddy L Inc. Chapter 11 case between the Company, Buddy L Inc., its creditors and the Company's banks and Senior Noteholders, resolving the allocation of the proceeds and expenses from the disposition of the Buddy L toy and fitness businesses. A plan of reorganization and a disclosure statement for Buddy L Inc. were filed with the Bankruptcy Court embodying the terms of the Settlement Agreement. A hearing on the adequacy of the disclosure statement has not yet been scheduled.

Net sales of discontinued operations were $181,514 and $188,712 for the years ended December 31, 1994 and 1993, respectively. One customer aggregated more than 10% of net sales for each of the years. The (loss) income from discontinued operations for the years ended December 31, 1994 and 1993 were net of the income tax expense of $309 and $1,094, respectively. The Company allocates interest expense to discontinued operations based upon interest on debt of the discontinued operation estimated to be assumed by the buyer plus that portion of interest not directly attributable to other operations allocated based upon a ratio of net assets discontinued to total consolidated net assets plus debt other than debt of the discontinued operation to be assumed and debt that can be directly attributable to other operations. Interest allocated in determining the
(loss) income from discontinued operations in 1994 and 1993 was $5,547 and $2,011, respectively, and the interest in the 1994 loss from the disposition of discontinued operations was $4,300. Net assets of discontinued operations classified as current in the balance sheet at December 31, 1994 consisted of $35,501 (principally accounts receivable, inventories, property, plant and equipment and intangibles, net of accounts payable, accrued liabilities and long-term debt) and noncurrent assets of $12,113 (principally proceeds from disposition of discontinued operations not expected to be received within one year). The consolidated statement of cash flows for the year ended December 31, 1993 has not been restated for discontinued operations. Net assets of discontinued operations of $9,856 at December 31, 1995, consisted primarily of accounts receivable and real property.

5.  UNUSUAL CHARGES

During 1995, the Company recorded significant unusual charges in continuing operations totaling $15,471 due principally to litigation settlements ($8,813) and reassessment, during the fourth quarter of 1995, of the intangible assets associated with the acquisition of #1 Apparel (see Note 8) ($6,416). Litigation settlements (see Note 18) include settlements of environmental litigation ($7,000, recorded in the second quarter and $250, recorded in the fourth quarter
1995) and securities litigation ($1,563 recorded in the fourth quarter 1995).
The

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

unusual charges represent 29.8% of the Company's loss from continuing operations for the year ended December 31, 1995.

6.  DEBT RELATED FEES AND DEFAULT INTEREST

As a result of the Company's significant losses in the year ended December 31, 1994, the resultant non-compliance with covenants in its various financing agreements, the involuntary bankruptcy action initiated by its Senior Noteholders and the Standstill Agreements with its lenders (see Note 12), the Company's continuing operations incurred significant legal and professional fees totaling $11,195 during the year ended December 31, 1995. These fees include the cost of the Company's legal counsellors, financial advisors and consultants, as well as those of its bankers and Senior Noteholders and certain payments made directly to these lenders. In addition, the Company recorded $800 for the intrinsic value of warrants provided to these lenders (see Note 12). These costs are included as Debt Related Fees in the Consolidated Statement of Operations for the year ended December 31, 1995. It is anticipated that additional significant reorganization related fees will be incurred in future periods.

Additionally, as a result of the Company's defaults under its financing agreements, its financial condition and the terms of the Standstill Agreements, since February 1995 the Company has been charged an additional 3.0% interest on its bank debt and the interest rate on the 6.76% Senior Notes has been increased to 15%. These higher interest rates resulted in incremental interest expense of $5,679 for the year ended December 31, 1995 which is included in Interest Expense in the Consolidated Statements of Operations.

The debt related fees and default interest costs represent 32.5% of the Company's loss from continuing operations for the year ended December 31, 1995.

7.  EQUITY TRANSACTIONS

A. On October 28, 1993, the Company's Board of Directors declared a 3-for-2 stock split of the Company's common stock, distributed on December 3, 1993 to stockholders of record on November 8, 1993. All share and per share data for prior periods presented have been restated to reflect this stock split.

B. In January 1995, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of common stock of the Company to stockholders of record at the close of business on March 1, 1995. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a "Unit") of the Series A Junior Participating Preferred Shares, par value $0.01 per share, of the Company (the "Preferred Shares"), at a purchase price of $32.00 per Unit, subject to adjustment. The Rights are not exercisable until the Distribution Date, as defined, and will expire at the close of business in the year 2005.

8.  ACQUISITION

In January 1994, the Company acquired the licensed sports apparel division of K-Products, Inc., a premium apparel manufacturer, through newly created subsidiaries #1 Apparel, Inc. and #1 Apparel Canada Inc. ("#1 Apparel"). #1 Apparel manufactures a high quality line of baseball style caps and jackets using its own unique designs and graphics under licenses from various professional and college sports leagues and teams. The acquisition included a manufacturing facility in Ontario, Canada, and all rights to the #1 Apparel name, trademarks, copyrights and designs, as well as accounts receivable and inventory. The price paid by the Company for this acquisition was $15,150 in cash. This acquisition was accounted for using the purchase method of accounting. The operating results of #1 Apparel are recorded in the Company's consolidated financial statements from the date of acquisition.

9.  ACCOUNTS RECEIVABLE

Net accounts receivable include:

                                                            1995       1994
                                                          -------     ------
   Allowance for doubtful accounts                        $ 5,337     $3,398
   Allowance for returns, discounts, rebates and
          cooperative advertising                           7,301      5,438
                                                          -------     ------
                                                          $12,638     $8,836
                                                          =======     ======

Bad debt expense for the years ended December 31, 1995, 1994 and 1993 was $4,679, $3,403 and $1,607, respectively.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

10.  INVENTORIES

Net inventories consist of:

                                                         1995            1994
                                                       -------         -------
  Finished products                                    $38,948         $44,666
  Work in process                                        4,143           3,861
  Raw materials and supplies                             7,807           9,757
                                                       -------         -------
                                                        50,898         $58,284
                                                        ======         =======

Allowances for excess, obsolete and slow moving inventories were $6,536 and $5,226 at December 31, 1995 and 1994, respectively.

11.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

                                                             1995        1994
                                                           -------     -------
  Land and improvements                                    $    79     $    79
  Buildings and improvements                                 5,543       4,565
  Machinery and equipment                                   14,280      13,611
  Tools, dies and molds                                      2,568       2,909
  Office furniture and equipment                             6,037       4,852
                                                           -------     -------
                                                            28,507      26,016
  Less accumulated depreciation and amortization            15,011      13,020
                                                           -------     -------
                                                           $13,496     $12,996
                                                           =======     =======

Property, plant and equipment under capital leases, primarily machinery and equipment, included above totaled $2,493 and $2,883 at December 31, 1995 and 1994, respectively. Accumulated amortization for the same periods was $1,277 and $1,118 respectively.

Depreciation and amortization expense for the years ended December 31, 1995, 1994 and 1993 was $2,407, $1,811 and $1,619, respectively.

12.  INDEBTEDNESS

As a result of the Chapter 11 Filing, certain of the Company's indebtedness is subject to resolution under a plan of reorganization to be voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. The related debt has been classified as non-current and included in liabilities subject to compromise under reorganization proceedings, at December 31, 1995. Since October 1, 1994, the Company has not been in compliance with certain financial and other covenants in its principal financing agreements, including those with its banks and Senior Noteholders. As a result, the related debt was classified as current at December 31, 1994. On June 5, 1995, the Company and its bank lenders and Senior Noteholders entered into Standstill Agreements that provided a period of continued financing of the Company by its lenders, a sharing of collateral by its bank lenders and Senior Noteholders and provided the Company with a period in which to restructure its debt without further judicial proceedings. Under the terms of the Standstill Agreements, the interest rate on the 6.76% Senior Notes was increased to 15% effective February 15, 1995 and, subject to certain adjustments, would have increased to a maximum of 19% during the agreement period and the interest was payable at 9% with the remaining interest payable at the end of the Standstill Agreement period. The Standstill Agreements provided the Company's lenders with warrants for an aggregate of 2.0 million shares of the Company's common stock, with an exercise price of $2.45 per share and 0.5 million shares with an exercise price of $2.27 per share. Under certain conditions the Company may repurchase these warrants below the exercise price.

A. BANK AGREEMENT

In December 1992, the Company entered into a Loan and Security Agreement ("Bank Agreement") with a syndicate of banks led by Fleet Credit Corporation. Borrowings under the Bank Agreement are collateralized by certain of the Company's accounts receivable and inventory, and the common stock of certain subsidiaries and are cross collateralized and guaranteed by such subsidiaries. Borrowings are based upon eligible accounts receivable and inventories. Total amounts outstanding under the Bank Agreement were $96,330 at December 31, 1995 and $106,920 (including $14,758 in net assets of discontinued operations) at December 31, 1994. As a result of the Filing, the $96,330 outstanding at December 31, 1995 is classified as liabilities subject to compromise under reorganization proceedings.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

The Bank Agreement contains certain administrative and financial covenants which require maintenance of specified ratios and cross-defaults with the Company's other financing agreements. Since October 1, 1994, the Company has not been in compliance with these covenants.

Borrowings under the Bank Agreement bear interest at the bank's U.S. prime rate (8.5% at December 31, 1995 and December 31, 1994) plus 1.0% payable monthly. In addition, the Company is charged a monthly commitment fee of 0.25% to 0.375% of the unused portion of the facility. The weighted average interest rate on short term debt outstanding at December 31, 1995 and 1994 was 13.0% and 8.82%, respectively. However, since February 23, 1995, the Company has been charged a default rate of interest at the U.S. prime rate plus 4.0% payable monthly.

The revolving credit facility is also used to issue letters of credit. At December 31, 1995, the Company had outstanding letters of credit of approximately $618.

B. LONG-TERM DEBT

The Company's long-term debt is as follows:

                                                           1995        1994
                                                         --------    --------
  6.76% Senior Notes (see Note C)                        $ 75,000    $ 75,000
  Note payable (see Note D)                                 6,000           0
  Industrial Development Revenue Bonds (see Note E)         3,720       3,820
  Capital leases (see Note F)                                 702       1,123
  Other long-term debt                                        826       1,366
                                                         --------    --------
                                                           86,248      81,309
  Less amounts contractually due within one year           (1,285)     (1,139)
                                                         --------    --------
  Total long-term debt, excluding current portion        $ 84,963    $ 80,170
                                                         ========    ========

C. In March 1994, the Company completed a private placement of $75,000 of its 6.76% Senior Notes due February 15, 2004 ("Senior Notes") with a group of eight insurance companies. The Senior Notes contain certain administrative and financial covenants including maintenance of minimum net worth and debt limitation and cross-default with the Company's other financing agreements.

Additionally, the Senior Notes are cross-guaranteed by certain of the Company's subsidiaries, the shares of which are co-pledged to the Senior Noteholders and the lenders under the Bank Agreement. At December 31, 1995 and 1994 the Company was not in compliance with these covenants. On February 23, 1995, the Company granted as additional collateral to the lenders under the Bank Agreement, its otherwise unsecured property, plant and equipment and its patents and trademarks, including its 50% ownership in CCM Holdings (1983) Inc., without the required consent of the Senior Noteholders. On March 6, 1995, the Senior Noteholders accelerated the full $75,000 principal amount of the Senior Notes and filed involuntary bankruptcy petitions against the Company and certain of its subsidiaries in the United States and Canada.

D. During June 1995, the Company entered into an agreement to settle certain litigation for $7,000, including a note in the principal amount of $6,000 bearing interest at 10% payable over five years based on a twenty year amortization with the balance of principal payable in June 2000.

E. During 1992, Buddy L Inc. borrowed $4,000 under a bond indenture agreement with Fulton County, New York to purchase a building, land and machinery and equipment. The bonds consist of a $2,000 tax-exempt issue and a $2,000 taxable issue with variable interest. The principal balance at December 31, 1995 and 1994 was $3,720 and $3,820, respectively. Interest is payable quarterly and principal is payable in annual installments through 2012. The bonds are collateralized by the building, land and machinery and equipment. The bonds are further collateralized by letters of credit amounting to $3,775 at December 31, 1995, under which the Company, in addition to Buddy L Inc., is a direct obligor. Accordingly, the amounts outstanding under these bonds are classified as an obligation of the Company's continuing operations. The bonds and letters of credit contain various covenants including cross-defaults with the Company's other financing agreements. At December 31, 1995, the Company was not in compliance with such covenants.

F. Capital leases on molds, machinery and equipment, with variable interest rates to 14% and maturing on various dates through 1998. By authorization of the Bankruptcy Court, the Company may continue to pay these, therefore these are classified as current at December 31, 1995.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

G. At December 31, 1995, future maturities of long-term debt based upon original terms were:

                                    Capital Leases       Other Long-term Debt         Total
                                    --------------       --------------------        -------
1996                                     $376                 $    975               $ 1,351
1997                                      218                      342                   560
1998                                      179                   10,971                11,150
1999                                                            10,995                10,995
2000                                                            16,335                16,335
Thereafter                                                      45,928                45,928
                                         ----                 --------               -------
Total minimum payments                    773                   85,546                86,319
Amounts representing interest              71                                             71
                                         ----                 --------               -------
Present value of payments                $702                 $ 85,546               $86,248
                                         ====                 ========               =======

H. Cash payments for interest were $17,337, $9,465 and $5,256 for the years ended December 31, 1995, 1994 and 1993, respectively. During the reorganization proceedings the Company is generally not permitted to pay interest. During such time, the Company will record interest expense only to the extent paid or earned during the proceedings and to the extent it is probable that the Bankruptcy Court will allow interest on pre-Petition Date debt as a priority, secured or unsecured claim. The excess of contractual interest expense over recorded interest expense for the year ended December 31, 1995 was approximately $2,100.

13.  RELATED PARTY TRANSACTIONS

The Company (including discontinued operations) leases property from companies controlled by certain officers and directors of the Company ("Related Entities"). Related party rent expense for the years ended December 31, 1995, 1994 and 1993 was $1,791, $1,095 and $1,693, respectively.

The Company was charged $350 in management fees by companies controlled by certain officers and directors of the Company for the years ended December 31, 1995, 1994 and 1993.

Additionally, during 1994, the Company was charged $1,053 for construction project management at certain of the Company's facilities (of which $950 related to discontinued operations) by a company controlled by certain officers and directors of the Company.

14.  LEASES

Certain of the Company's subsidiaries lease office and warehouse facilities and equipment under operating lease agreements. Some lease agreements provide for annual rent increases based upon certain factors including the consumer price index.

As Debtors-in-Possession, the Company has the right, subject to Bankruptcy Court approval, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Company agrees to perform its obligations and cure all existing defaults under the contract or lease agreement, and "rejection" means that the Company is relieved from its obligations to perform further under the contract or lease, but is subject to a claim of damages for the breach thereof.

As of March 31, 1996, the Company has not determined which executory contracts and unexpired leases to assume or reject.

The following is a schedule of future minimum lease payments under noncancelable operating leases with initial terms in excess of one year at December 31, 1995:

            Operating Leases
            ----------------
            1996                                                $ 3,923
            1997                                                  2,905
            1998                                                  2,639
            1999                                                  2,383
            2000                                                  2,407
            Thereafter                                           14,741
                                                                -------
                                                                $28,998
                                                                =======

Rental payments, including those to related parties, for the years ended December 31, 1995, 1994 and 1993 were approximately $7,686, $6,477 and $1,923, respectively.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Certain lease agreements contain various administrative and financial covenants and cross-default provisions with certain of the Company's financial agreements and allow for acceleration of minimum lease payments. At December 31, 1995, the Company was not in compliance with certain of these covenants. If accelerated in 1996, the minimum lease payments would increase approximately $990.

15.  ROYALTIES

Certain of the Company's subsidiaries have entered into agreements which call for royalty payments generally based on net sales of certain products and product lines. Certain agreements require guaranteed minimum payments over the royalty term.

As Debtors-in-Possession, the Company has the right, subject to Bankruptcy Court approval, to assume or reject executory contracts and unexpired leases (see Note
14). As of March 31, 1996, the Company has not determined which executory contracts and unexpired leases to assume or reject.

Future minimum payments under these agreements, for the years ended December 31, are as follows:

          Royalties
          ---------
          1996                                           $ 2,429
          1997                                             3,289
          1998                                             3,583
          1999                                             3,583
          2000                                                50
          Thereafter                                         150
                                                         -------
                                                         $13,084
                                                         =======

Royalty expense for the years ended December 31, 1995, 1994 and 1993, including guaranteed minimum payments, was approximately $4,190, $7,532 and $4,981, respectively.

16.  INCOME TAXES

The components of income taxes are:

                                    1995          1994          1993
                                    ----        -------        ------
Current:         U.S.               $205        $(1,872)       $2,392
                 Non-U.S.            (96)           446         2,897
                                    ----        -------        ------
                                     109         (1,426)        5,289
                                    ----        -------        ------
Deferred:        U.S.                  0          1,765          (828)
                 Non-U.S.            496           (622)          412
                                    ----        -------        ------
                                     496          1,143          (416)
                                    ----        -------        ------
                                    $605        $  (283)       $4,873
                                    ====        =======        ======

The income tax (benefit) expense is reflected in the accompanying Consolidated Statements of Operations as follows:

                                    1995          1994          1993
                                    ----        -----          ------
Continuing operations               $605        $ (11)         $3,779
Discontinued operations                0         (272)          1,094
                                    ----        -----          ------
                                    $605        $(283)         $4,873
                                    ====        =====          ======

U.S. (loss) income before taxes from continuing operations was $(47,401), $(7,100) and $4,293 for the years ended December 31, 1995, 1994 and 1993, respectively.

The Company utilized approximately $154 of foreign tax credits against income from continuing operations in 1993.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

The Company's effective income tax rate from continuing operations differed from the federal statutory rate as follows:

                                                         1995     1994    1993
                                                         ----     ----    ----
  Income taxes based on U.S. federal tax rate             34%      34%     34%
  Non-U.S. and state tax rates                            (1%)      1%      6%
  Valuation Allowance                                    (33%)    (33%)
  Other, net                                              (1%)     (2%)
                                                         ---      ---     ---
  Effective income tax rate                               (1%)      0%     40%
                                                         ===      ===     ===

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows:

                                                                  1995                    1994
                                                             U.S.     Non-U.S.       U.S.     Non-U.S.
                                                          --------    --------    --------    -------
  Disposal of discontinued operations                     $  3,570    $      0    $      0    $     0
  Accounts receivable, principally due to allowance for
       doubtful accounts                                     2,350           0       9,412          0
  Inventories, principally due to additional costs
       inventoried for tax purposes                          2,092           0       7,648          0
  Other, net                                                   (58)          0       2,745          0
                                                          --------    --------    --------    -------
                                                             7,954           0      19,805          0
  Valuation allowance                                       (7,954)          0     (19,805)         0
                                                          --------    --------    --------    -------
  Total current deferred tax assets (liabilities)         $      0    $      0    $      0    $     0
                                                          ========    ========    ========    =======
  Disposal of discontinued operations                     $      0    $      0    $  1,126    $ 2,014
  Net operating loss carryforwards                          42,747       1,833       9,854        120
  Plant, equipment and depreciation                           (156)       (882)        251       (538)
  Other, net                                                 5,495       1,327       3,260      1,018
                                                          --------    --------    --------    -------
                                                            48,086       2,278      14,491      2,614
  Valuation allowance                                      (48,086)     (2,813)    (14,491)    (2,653)
                                                          --------    --------    --------    -------
  Total non-current deferred tax assets (liabilities)     $      0    $   (535)   $      0    $   (39)
                                                          ========    ========    ========    =======

During the year ended December 31, 1995, the valuation allowance increased by $21,904.

Net cash (refunds) payments for income taxes for the years ended December 31, 1995, 1994 and 1993 were $(2,726), $(1,838) and $10,637, respectively.

Undistributed earnings from continuing operations of subsidiaries outside the U.S., for which no provision for U.S. taxes has been made, amounted to approximately $4,400 at December 31, 1995. In the event earnings of these subsidiaries are remitted, foreign tax credits may be available to offset U.S. taxes.

At December 31, 1995, the Company has net operating loss carryforwards related to U.S. operations for income tax purposes of approximately $121,160, of which approximately $250 can only be used to offset the income of certain operations, and net operating loss carryforwards related to foreign operations for income tax purposes of approximately $6,500. These carryforwards, arising primarily from discontinued operations, begin to expire in 2011 and have been fully reserved by a valuation allowance. These carryforwards may be available to offset future income from continuing operations.

17.  STOCK OPTION PLAN

In October 1991, the Board of Directors adopted the 1991 Stock Option Plan (the "Option Plan") which provides for the issuance of stock options to purchase up to an aggregate of 1,050,000 shares of the Company's common stock. At the April 29, 1993 Annual Meeting of Shareholders an amendment to the Option Plan was approved, increasing the number of shares available for grant to 3,300,000. The Option Plan provides for the granting of options intended to qualify as "incentive stock options" ("ISOs") and non-qualified stock options ("NQSOs") to key employees of the Company including officers and directors of the Company who are also employees.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

The exercise price of ISOs granted under the Option Plan may not be less than the fair market value of the shares at the time the option is granted. The exercise price of NQSOs granted under the Option Plan may not be less than 50% of the fair value of the shares at the time the option is granted.

Options granted under the Option Plan are as follows:

                                      Shares          Exercise Price
                                    ---------        ----------------
  December 31, 1993                 1,300,850        $   7.00 - 26.17
  Options Granted                   1,357,750            2.83 - 25.00
  Options Canceled                   (985,250)           7.00 - 26.17
  Options Exercised                   (54,880)           7.00 - 14.67
                                    ---------        ----------------
  December 31, 1994                 1,618,470            2.83 - 25.00
  Options Granted                         -0-
  Options Canceled                   (619,270)           2.83 - 25.58
  Options Exercised                       -0-
                                    ---------        ----------------
  December 31, 1995                   999,200        $   2.83 - 14.67
                                    =========        ================

The Company adopted the disclosure-only option under SFAS No. 123, Accounting for Stock-Based Compensation, as of December 31, 1995. If the accounting provisions of this new statement had been adopted as of the beginning of 1995, the effect on 1995 net earnings would have been immaterial. Further, based on current and anticipated use of stock options, it is not envisioned that the impact of the new statement's accounting provisions would be material in any future period.

The following table summarizes information about stock options outstanding at December 31, 1995.

                                                    Outstanding                             Exercisable
                                         -----------------------------------------    --------------------------
                                                       Average          Average                       Average
Exercise price range                      Shares      life (a)      exercise price     Shares     exercise price
--------------------                     -------      --------      --------------    -------     --------------
       $ 2.83 -  3.99                    740,000        8.91          $  3.52         263,000       $    3.40
         4.00 - 10.99                    171,300        6.57             8.12          71,100            7.55
        11.00 - 14.67                     87,900        7.01            13.92         112,500           13.87
                                         -------                                      -------
  Total                                  999,200                         5.23         446,600            6.70
                                         =======                                      =======

(a)  Average contractual life remaining in years.

At December 31, 1994, there were approximately 333,120 options exercisable at an average exercise price of $6.42.

All of the options outstanding at December 31, 1995 are NQSOs of which 961,700 vest over periods of up to five years and 37,500 vest after five years. At December 31, 1995, 385,700 shares of the outstanding options were exercisable at exercise prices of $2.83 to $14.67. Options have been granted at fair market value and accordingly, no compensation expense has been recorded.

18.  CONTINGENCIES AND LITIGATION

Under Section 362 of the Bankruptcy Code, the Company's filing of a Chapter 11 petition, among other things, operates as an automatic stay of the commencement or continuation of any legal action against the Company or any act to enforce a lien on its property with respect to claims that arose prior to the commencement of the Chapter 11 Cases. Accordingly, pending litigation against the Company and its subsidiaries arising from pre-Petition Date claims has been stayed by reason of the Filing in accordance with the Bankruptcy Code, unless and until the stay is lifted with respect to a particular case.

A. PRODUCT LIABILITY:

Certain subsidiaries of the Company are defendants in a personal injury action which was filed in the United States District Court for the District of Massachusetts in 1989 involving a spinal injury incurred by the plaintiff while wearing a hockey helmet purported to have been manufactured or sold by such subsidiaries. In view of the Filing, the Court dismissed the case without prejudice to either party moving to restore it to the dockets upon final determination of the bankruptcy proceedings. The plaintiff seeks damages related to his quadriplegia consisting of approximately $6,300 for economic loss and long-term medical and health care costs and $2,700 for, among other things, pain and suffering. The plaintiff has further asserted a claim under Massachusetts General Laws, Chapter 93A, for breach of warranty, including a claim for treble damages for any

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

and all loss. The Company has insurance coverage of approximately $400 plus the substantial portion of legal costs for this action. Based on the facts of this case, the Company believes that it has meritorious defenses to the claim. However, an adverse outcome of this matter could have a materially adverse effect on the reorganization of the Company and on its financial condition. The Company has not provided for any loss in its consolidated financial statements which might result from this litigation.

The Company is also a defendant in other product liability suits for personal injuries. The Company believes that any resulting losses and defense costs will be within applicable insurance coverage and the Company's provision for such losses and costs.

B. ENVIRONMENTAL MATTERS:

In 1991, the Vermont Department of Environmental Conservation ("VTDEC") notified the Company that the Bradford, Vermont property operated by its wholly-owned subsidiary, Maska U.S., Inc. ("Maska"), had been included on the U.S. Environmental Protection Agency's Comprehensive Environmental Response, Compensation and Liability Information System and the Vermont Hazardous Sites List and was being evaluated for possible remedial action. Under relevant environmental laws, Maska, as an owner of the property, is potentially liable for the entire cost of investigating and remediating the contamination emanating from its Bradford property and certain civil penalties. It is possible that VTDEC's claims, if any, against Maska are stayed by virtue of the pendency of Maska's Chapter 11 case. VTDEC has expressed the view that they are not. The Company can make no assurance that these actions are stayed.

Maska has undertaken its own investigation to determine the extent of contamination, the rate of movement and the concentration of the contaminants, the appropriate action required for site remediation and the identification of other parties who should bear a share of the costs of remediation. Maska may seek recovery against the former owners of its Bradford property and facility and certain of their affiliated companies for the costs of such investigation, remediation and the settlement with the adjacent property owner discussed below. In addition, Maska has brought suit against certain of its insurance carriers for their failure to defend or indemnify Maska with respect to these claims. It is uncertain at this time whether the prior owner or the Company's insurers will bear their share of the costs and any damages. During April 1996, Maska and the State of Vermont signed a consent decree setting forth the terms under which Maska will remediate the contaminated property. The consent decree is subject to several conditions, including the approval of the Bankruptcy Court and payment by the Company of approximately $250 in certain civil penalties and certain State of Vermont oversight fees. The Company has accrued approximately $250 related to the consent decree.

While the total cost of investigation and remediation cannot be determined until the investigation required by VTDEC is complete and the extent of Maska's remedial obligations has been determined, the Company believes that it is reasonably possible that these costs will be in a range of $1,000 to $2,000. The Company has previously accrued approximately $1,400 toward these costs, which includes capital costs and operating, maintenance and monitoring costs over a period of up to 30 years after construction of the remedy.

While the Company believes that other parties, including insurers, may be liable for some or all of these costs, there can be no assurance that these parties will bear these costs and therefore the Company has not assumed any recovery from such third parties in estimating its potential liabilities. Based on information available to the Company at this time, an outcome other than anticipated for Maska's obligations for site remediation could have a materially adverse effect on the financial condition of the Company.

In 1992, the owner of a property adjacent to Maska's manufacturing facility in Bradford, Vermont, filed an action in Vermont Superior Court alleging that its property has been contaminated as a result of the Company's manufacturing activities and seeking compensatory and punitive damages under the Vermont Groundwater Protection Law and various common law theories. During June 1995, Maska reached a settlement of all claims with the adjacent landowner consisting of $1,000 cash (which was paid by July 15, 1995) and a $6,000 note bearing interest at 10% payable over five years based on a twenty year amortization with the balance of principal payable in June 2000. The Company recorded a provision of $7,000 for this settlement during the year ended December 31, 1995.

C. SECURITIES LITIGATION:

During May 1994, the Company was served with three complaints, in each case filed in the U.S. District Court for the Southern District of New York, that alleged violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 (the "1934 Act"). Each complaint also named as defendants certain current and former

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

officers and directors of the Company, sought class action status, unspecified damages and certain fees and expenses. On July 14, 1994, the respective plaintiffs filed a consolidated complaint that was purportedly brought on behalf of all purchasers of the Company's common stock between July 12, 1993 and April 15, 1994. The defendants stipulated to certification of the purported class for procedural purposes. On August 3, 1994, the Company and other defendants filed a motion to dismiss the consolidated complaint. The Court has not ruled on that motion.

In November 1994, another complaint was filed in the U.S. District Court for the Southern District of New York, which was purportedly brought on behalf of all purchasers of the Company's common stock between May 2, 1994 and November 15, 1994. The complaint named as defendants the Company and certain current and former officers and directors, and alleged violations of Section 10(b) and 20 of the 1934 Act. The plaintiff in that complaint, the plaintiffs in the consolidated complaint, and two additional plaintiffs together filed a second consolidated complaint on January 5, 1995. The second consolidated complaint was purportedly brought on behalf of all purchasers of the Company's common stock between July 12, 1993 and November 21, 1994; names as defendants the Company and certain current and former officers and directors; alleges violations of Sections 10(b) and 20 of the 1934 Act; seeks class action status; unspecified damages, and certain fees and expenses. The Company and individual defendants have filed an answer to the second consolidated complaint, which denied all substantive allegations.

On February 14, 1996, the Company, together with certain of its former and present officers and directors, reached a settlement with the plaintiffs in this litigation. The settlement provides for the cash payment by the Company's insurer of $8,750, on behalf of certain former and present officers and directors of the Company who are defendants. In addition, the Company will issue 1,000,000 shares of its Common Stock. The settlement is subject to several conditions, including the approval of the Bankruptcy Court and the U.S. District Court for the Southern District of New York. As a result of this settlement, the Company recorded a provision of approximately $1,563 (the market value of 1,000,000 shares of common stock on the date the settlement was agreed to) in the year ended December 31, 1995.

Other than certain legal proceedings arising from the ordinary course of business, which the Company believes will not have a material adverse impact on the results of operations, there is no other litigation pending or threatened against the Company.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

19.  GEOGRAPHICAL INFORMATION

The Company designs, develops, manufactures and markets a broad range of sporting goods. The Company manufactures hockey and hockey related products, including hockey uniforms, protective equipment, hockey figure and inline skates and inline skates and street hockey products, marketing under the CCM brand name, and private label brands and licensed sports apparel under the CCM and #1 Apparel names. The Company sells its products worldwide, primarily in North America, to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors. The Company manufactures and distributes most of its products at facilities in North America and sources products internationally.

The following table shows data by geographic area for the periods noted below:

                                                              1995              1994             1993
                                                          -----------       -----------      -----------
Net sales to unaffiliated customers from operations
within:
     United States                                        $    89,631       $   106,911      $    63,792
     Canada                                                    68,101            70,645           59,642
     Other (A)                                                  3,241             3,250            2,600
                                                          -----------       -----------      -----------
                                                              160,973           180,806          126,034

Intercompany sales to other geographic areas from
operations within:
     United States                                              3,123                26
     Canada                                                    30,141            34,435           17,001
     Intercompany transfers between geographic areas          (33,264)          (34,461)         (17,001)
                                                          -----------       -----------      -----------
Net sales                                                 $   160,973       $   180,806      $   126,034
                                                          ===========       ===========      ===========

Operating (loss) income within:
     United States                                        $   (23,415)      $    (1,232)     $     7,145
     Canada                                                       219             1,147            4,815
     Other (A)                                                    490               463              370
     Intercompany adjustments                                   1,189              (180)
                                                          -----------       -----------      -----------
Operating (loss) income                                   $   (21,517)      $       198      $    12,330
                                                          ===========       ===========      ===========

Identifiable assets at year end:
     United States                                        $   235,213       $   351,295      $   332,654
     Canada                                                    71,570            81,317           81,030
     Other (A) (B)                                             12,273            61,563           21,688
     Intercompany balances                                   (181,028)         (301,337)        (181,089)
                                                          -----------       -----------      -----------
Identifiable assets                                       $   138,028       $   192,838      $   254,283
                                                          ===========       ===========      ===========

(A) Other includes Hong Kong and the United Kingdom.

(B) Other identifiable assets include net assets of discontinued operations.

Foreign currency transaction (losses) amounted to $(1,029), $(286) and $(201) for the years ended December 31, 1995, 1994 and 1993, respectively.

                                                                    Schedule II

                             SLM INTERNATIONAL, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  Years ended December 31, 1995, 1994, and 1993
                                 (In thousands)

                                                          ADDITIONS
                                                   ------------------------
                                   BALANCE AT      CHARGED TO    CHARGED TO                                   BALANCE AT
                                  DECEMBER 31,     COSTS AND        OTHER      TRANSLATION                   DECEMBER 31,
          DESCRIPTION                 1994          EXPENSES      ACCOUNTS     ADJUSTMENTS     DEDUCTIONS        1995
          -----------             ------------     ----------    ----------    -----------     ----------    ------------
Allowance for doubtful accounts     $ 3,398            4,679         0              7             2,747         $ 5,337
                                                                                                     (A)
Allowance for returns,              $ 5,438           12,301         0             41            10,479         $ 7,301
    discounts, rebates and                                                                           (B)
    cooperative advertising

Allowance for excess, obsolete      $ 5,226            5,746        47             57              4,540        $ 6,536
    and slow moving inventories

                                                          ADDITIONS
                                                   ------------------------
                                   BALANCE AT      CHARGED TO    CHARGED TO                                   BALANCE AT
                                  DECEMBER 31,     COSTS AND        OTHER      TRANSLATION                   DECEMBER 31,
          DESCRIPTION                 1993          EXPENSES      ACCOUNTS     ADJUSTMENTS     DEDUCTIONS        1994
          -----------             ------------     ----------    ----------    -----------     ----------    ------------
Allowance for doubtful accounts     $ 2,275            3,403             15           (26)   2,269              $ 3,398
                                                                                                  (A)(C)
Allowance for returns,              $ 5,495           13,893            100           (79)   13,971             $ 5,438
    discounts, rebates and                                                                        (B)(C)
    cooperative advertising

Allowance for excess, obsolete      $ 1,507            4,280            240           (92)   709                $ 5,226
    and slow moving inventories                                                                      (C)

                                                          ADDITIONS
                                                   ------------------------
                                   BALANCE AT      CHARGED TO    CHARGED TO                                   BALANCE AT
                                  DECEMBER 31,     COSTS AND        OTHER      TRANSLATION                   DECEMBER 31,
          DESCRIPTION                 1992          EXPENSES      ACCOUNTS     ADJUSTMENTS     DEDUCTIONS        1993
          -----------             ------------     ----------    ----------    -----------     ----------    ------------
Allowance for doubtful accounts     $   783            3,226         52            (15)           1,771         $ 2,275
                                                                                                     (A)
Allowance for returns,              $ 3,685           14,118        118            (48)          12,378         $ 5,495
    discounts, rebates and                                                                           (B)
    cooperative advertising

Allowance for excess, obsolete      $   225            1,320                       (38)                         $ 1,507
    and slow moving inventories

--------------------
(A) Accounts written off as uncollectable

(B) Deductions taken by customers.

(C) Deductions for discontinued operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information as of March 31, 1996 concerning each Director and Executive Officer of the Company, including his age, position(s) with the Company, present principal occupation and business experience during the past five years.

NAME                             AGE     POSITION WITH COMPANY
----                             ---     ---------------------
David Zunenshine (1)(2)           66     Chairman of the Board of Directors
Howard J. Zunenshine              38     Chief Executive Officer and Director
Michael Zunenshine (3)            64     Director
James C. Jarocki (1)(2)(3)        37     Director
Donald M. Flaks (1)(2)(3)         61     Director
John A. Sarto                     44     Vice President and Chief Financial Officer
Kenneth A. Bloom                  43     Vice President
Richard S. Levy                   46     Vice President, Legal Affairs

(1)  Member of the Audit Committee.

(2)  Member of the Compensation Committee.

(3)  Member of the Stock Option Committee.

David Zunenshine, the Company's founder, became Chairman of the Board and a Director of the Company in September 1991. He has served as Chairman of the Board and a Director of St. Lawrence Manufacturing Canada Inc. ("SLM Canada") since 1984, is the founder, Chairman of the Board and a Director of Sport Maska, Inc. ("Sport Maska") and currently serves as a director of certain of the Company's other subsidiaries (certain information with respect to SLM Canada and Sport Maska is set forth below). He is also co-founder and Chairman of the Board of Belcourt Property Management Inc. ("Belcourt"). David Zunenshine is the brother of Michael Zunenshine and the father of Howard J. Zunenshine.

Howard J. Zunenshine served as Co-Chief Executive Officer of the Company from September 1991 until August 1994 and became Chief Executive Officer of the Company in August 1994. Mr. Zunenshine has served as a Director of the Company since September 1991 and currently serves as a director of certain of the Company's subsidiaries. He joined Sport Maska in 1980. In 1981 he founded Maska U.S. Inc. ("Maska U.S.") and became its Vice President and General Manager. In 1989 he became Executive Vice President of Sport Maska and Maska U.S. In 1990, he became Chief Executive Officer of Maska U.S. and in July 1991 he became Chief Executive Officer of Sport Maska. Howard J. Zunenshine is the son of David Zunenshine.

Michael Zunenshine became a Director of the Company in September 1991 and currently serves as a director of certain of the subsidiaries of the Company. He is co-founder, President and Chief Executive Officer of Belcourt and a director of Lessard Beaucage Lemieux, a glass supply and installation company. Michael Zunenshine is the brother of David Zunenshine.

James C. Jarocki became a Director of the Company in September 1994. He has been President of Stolat Management, Inc., an investment firm that invests in mortgage-backed securities and other financial instruments, since 1992. From 1987 to 1992 Mr. Jarocki was the President of Americity Federal Savings Bank, a chartered savings institution.

Donald M. Flaks became a Director of the Company in August 1995. He has been President of Sybedon Equities Corp., an investment firm that invests primarily in real estate, since 1978.

John A. Sarto became Vice President and Chief Financial Officer of the Company in October 1994. From 1990 to 1993, he was Vice President and Chief Financial Officer of Brooke Group Ltd., a diversified manufacturing company. From 1988 to 1990 he was Vice President-Finance of Brooke Management, Inc. From 1986 to 1988, he was Vice President, Corporate Controller of MasterCard International, Inc. From 1980 until 1986, Mr. Sarto held a number of financial positions with The Dun & Bradstreet Corporation.

Kenneth A. Bloom became Vice President of the Company in October 1994. Previously, he served as Chief Financial Officer of the Company from October 1991 until October 1994. From 1988 to 1990, he was employed by Matchbox International Ltd., a Hong Kong-based toy manufacturer ("Matchbox"), as Vice President and Chief Financial Officer. From 1990 to 1991 he was Executive Vice President and General Manager of Matchbox Toys U.S.A., a Matchbox subsidiary. From 1979 to 1988, he held a number of financial management positions with Mattel Inc., a leading international toy company.

Richard S. Levy became Vice President, Legal Affairs, General Counsel and Secretary of the Company in September 1991. He joined SLM Canada in 1990 as Vice President, Legal Affairs and General Counsel. He has also served as Secretary of certain of the Company's subsidiaries since 1984. From 1976 until he went into private practice, he worked as a attorney with an agency of the Department of Industry of the Canadian government. From 1982 to 1990 Mr. Levy practiced law with the firm of Adessky, Kingstone in Montreal, where he was a partner and head of their intellectual property law department. Mr. Levy is married to the daughter of David Zunenshine.

BOARD OF DIRECTORS

The Board of Directors has responsibility for establishing broad corporate policies and for overseeing the performance of the Company, although it is not involved in day-to-day operations. Certain of these corporate policies are subject to the approval of the Bankruptcy Court. Members of the Board are kept informed of the Company's business by various reports and documents sent to them in anticipation of Board meetings as well as by operating and financial reports presented at Board and various Committee meetings. During the year ended December 31, 1995, the Board held three regularly scheduled meetings and held two meetings by teleconference. In addition, the Board acted by written consent in lieu of meeting two times. Each of the Directors participated in at least 75% of the meetings and consents in lieu of meetings of the Board and Committees on which they served.

AUDIT COMMITTEE

The Audit Committee reviews the internal controls of the Company and the objectivity of its financial reporting and meets with appropriate Company financial personnel and its independent accountants in connection with these reviews. The Audit Committee recommends to the Board the appointment of independent accountants to serve as auditors for the following year in examining the corporate accounts of the Company. During the year ended December 31, 1995, the Audit Committee held one meeting. The Audit Committee presently consists of David Zunenshine, Donald M. Flaks and James C. Jarocki. Its current Chairman is James C. Jarocki.

COMPENSATION COMMITTEE

The Compensation Committee advises and makes recommendations to the Board with respect to salaries, bonuses, options and other compensation to be paid to officers and other key employees of the Company and with respect to fees or other compensation to be paid to Directors who are not employees. During the year ended December 31, 1995, the Compensation Committee included Ralph M. Medjuck and Fred Lulof, who were directors of the Company. The Compensation Committee held two meetings during the year ended December 31, 1995. The Compensation Committee currently consists of David Zunenshine, Donald M. Flaks and James C. Jarocki. Its current Chairman is James C. Jarocki.

STOCK OPTION COMMITTEE

The Stock Option Committee administers the Company's 1991 Stock Option Plan and makes decisions with respect to the number of common stock options to be granted to officers and other key employees and the exercise price for such options, as well as other related matters. The Stock Option Committee currently consists of Michael Zunenshine, Donald M. Flaks and James C. Jarocki. Its current Chairman is James C. Jarocki. During the year ended December 31, 1995, the Stock Option Committee neither met nor granted any stock options.

The Board does not have a nominating committee, but acts, as a whole, in performing the functions of such a committee.

Directors who are not officers of the Company receive a $6,000 annual retainer and a fee of $1,000 for each meeting of the Board of Directors or Committee thereof attended, plus reimbursement of reasonable out-of-pocket expenses in respect of such meetings. Directors who are also officers of the Company do not receive any compensation for services rendered in their capacity as Directors.

ITEM 11.             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth certain information for the years ended December 31, 1993, 1994 and 1995 concerning the cash and non-cash compensation earned by or awarded to the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company as at December 31, 1995 and as at the date hereof.

                                                       ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                                       -------------------                    ----------------------
                                   Fiscal                              Other Annual          Stock          All Other
Name And Principal Position         Year      Salary      Bonus      Compensation (1)     Options (2)    Compensation(3)
---------------------------        ------  ----------   --------     ----------------     -----------    ---------------
Howard J. Zunenshine                1995   $  369,000   $    -0-       $ 131,610(4)               -0-           -0-
Chief Executive Officer (4)         1994      369,000    200,000         124,515(4)           225,000           -0-
                                    1993      369,000        -0-         124,982(4)               -0-           -0-

David Zunenshine                    1995      240,000        -0-         535,854                  -0-           -0-
Chairman of the Board (5)           1994      220,000        -0-         384,151              150,000           -0-
                                    1993      205,000        -0-         370,300                  -0-           -0-

John A. Sarto                       1995      229,167        -0-          27,522                  -0-           -0-
Vice President and Chief            1994       43,836        -0-           4,378              200,000           -0-
Financial Officer (6)               1993          -0-        -0-             -0-                  -0-           -0-

Richard S. Levy                     1995      160,000        -0-          15,638                  -0-           -0-
Vice President, Legal Affairs,      1994      160,000        -0-          14,762               22,500           -0-
General Counsel and Secretary       1993      140,000     78,640             -0-                  -0-           -0-

Kenneth A. Bloom                    1995      140,000        -0-          14,713                  -0-           -0-
Vice-President (7)                  1994      140,000        -0-          11,881               15,000           -0-
                                    1993      140,000     70,000             -0-                  -0-           -0-

(1) Includes other annual compensation not properly categorized as salary or bonus. In addition, certain perquisites which do not exceed the lesser of $50,000 or 10% of the named individual's salary and bonus are excluded.

(2) Includes options to purchase shares of Common Stock with respect to the stated number of shares.

(3) Includes other compensation that could not properly be reported in any other column of the Summary Compensation Table.

(4) Other Annual Compensation for Howard J. Zunenshine also includes amounts paid to his spouse.

(5) Under an employment agreement with the Company (the "Employment Agreement"), David Zunenshine was paid a salary of $205,000 for the year ended December 31, 1993 and $220,000 for the year ended December 31, 1994. Under the Management Agreement, Belcourt was paid base management fees of $350,000 for the year ended December 31, 1993, which amounts are included under Other Annual Compensation for David Zunenshine. Under the Management Agreement, Belcourt was paid base management fees of $175,000 during the year ended December 31, 1994. On June 30, 1994, the Management Agreement was terminated and on July 1, 1994, the Company entered into a management agreement with Elkana Limited Liability Co. ("Elkana"), a construction management company beneficially owned by the spouses of David and Michael Zunenshine, under terms and conditions identical to those of the Management Agreement with Belcourt. During the year ended December 31, 1994, Elkana was paid base management fees of $175,000 under such agreement which amounts are included under Other Annual Compensation to David Zunenshine.

    Under the Employment Agreement, David Zunenshine earned a salary of $240,000 for the year ended December 31, 1995, of which, as a result of an agreement with the Company's former bank lenders, $181,667 was actually paid. Similarly, while under its management agreement Elkana earned $350,000 in the year ended December 31, 1995, only $29,167 was paid. The amounts earned, rather than paid under the Employment Agreement and Management Agreement are included under Salary and Other Annual Compensation to David Zunenshine, respectively. Currently, in accordance with a stipulated order of the Bankruptcy Court, the combined compensation paid under the Employment Agreement and Elkana Management Agreement cannot exceed the annualized amount of $100,000. All unpaid amounts due David Zunenshine and Elkana will be subject to the Company's Chapter 11 plan of reorganization. The ultimate amount and terms of repayment of these liabilities are not presently determinable.

(6) John A. Sarto joined the Company as Chief Financial Officer on October 12, 1994.

(7) Kenneth A. Bloom served as Chief Financial Officer of the Company until October 1994. He currently holds the position of Vice President.

STOCK OPTIONS

The following two tables set forth certain information concerning the grant of options to purchase shares of the Company's Common Stock to each of the executive officers of the Company named in the Summary Compensation Table above, as well as certain information concerning the exercise and value of such stock options for each of such individuals. Options generally become exercisable over periods of up to five years and, subject to certain exceptions, expire no later than ten years from the date of grant.

There were no stock options granted to the executive officers named above, or to any other employee, during the year ended December 31, 1995.

                       STOCK OPTION EXERCISES IN 1995 AND
                      VALUE OF OPTIONS AT DECEMBER 31, 1995

                                                                                             Value Of Unexercised
                                                         Number Of Unexercised Options          In-The-Money (1)
                              Shares                           Held At Year End             Options At Year End (2)
                            Acquired         Value       -----------------------------   ----------------------------
Name                       On Exercise      Realized     Exercisable     Unexercisable   Exercisable    Unexercisable
----                       -----------      --------     -----------     -------------   -----------    -------------
Howard J. Zunenshine           -0-            -0-          150,000         150,000           N/A             N/A
David Zunenshine               -0-            -0-           30,000         120,000           N/A             N/A
John A. Sarto                  -0-            -0-           95,000         105,000           N/A             N/A
Richard S. Levy                -0-            -0-           22,500          39,000           N/A             N/A
Kenneth A. Bloom               -0-            -0-            9,750          14,250           N/A             N/A

(1) Options are "in-the-money" if the closing market price of the Company's Common Stock at December 31, 1995 exceeds the exercise price of the options on such date.

(2) The value of unexercised options represents the difference between the exercise price of such options and the closing market price of the Company's Common Stock on December 31, 1995.

                         TEN-YEAR OPTION/SAR REPRICINGS

                                                                                                       Length of Original
                                                      Market Price of   Exercise Price       New           Option Term
                                       Underlying    Stock at Time of     at Time of      Exercise      Remaining at the
         Name           Date           Securities        Repricing        Repricing         Price       Time of Repricing
         ----           ----           ----------    ----------------   --------------    --------     ------------------
David Zunenshine       12/2/94           150,000        $  3.63           $  13.79        $  3.63            8 years
Richard S. Levy        12/2/94            22,500           3.63              13.79           3.63            8 years
Kenneth A. Bloom       12/2/94            15,000           3.63              13.79           3.63            8 years

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The Compensation Committee advises and makes recommendations to the Board with respect to salaries, bonuses and other compensation to be paid to officers and other key employees of the Company.

The total compensation for the Company's executive officers principally consists of cash and equity based compensation in the form of stock options. The equity based component is intended to align the long range interests of key employees with those of stockholders by providing such key employees with the opportunity to build, through achievement of corporate performance goals, a meaningful equity interest in the Company.

The Compensation Committee believes that the compensation of the chief executive officer of the Company (the "Chief Executive Officer") should be based on the Company's performance and the compensation components of the employment agreement with the Chief Executive Officer have been structured accordingly. The major elements of the Chief Executive Officer's compensation are, therefore, directly tied to the Company's performance. Additionally, in establishing the annual base salary and cash bonus levels of the Chief Executive Officer, the Compensation Committee considers the annual base salaries and cash bonuses of chief executive officers of comparably sized companies within the sporting goods industry.

In accordance with an employment agreement between the Company and Howard J. Zunenshine dated as of January 1, 1993, for the years ended December 31, 1993, 1994 and 1995, the Chief Executive Officer's annual cash bonus and grant of stock options would have been determined as a direct function of growth in the Company's earnings per share for such year. The maximum bonus that could have been earned for each such year was limited to 150% of the Chief Executive Officer's base salary for each such year. The maximum number of stock options that could have been earned for each such year was limited to options to purchase 75,000 shares of Common Stock. For the years ended December 31, 1993, 1994 and 1995, Howard J. Zunenshine did not receive any cash bonus or options to purchase shares of Common Stock pursuant to the employment agreement. However, notwithstanding the foregoing, in December 1994, the Compensation Committee awarded to Howard J. Zunenshine a cash bonus of $200,000 and options to purchase 225,000 shares of the Common Stock at $3.63 per share (the market value of the Common Stock on the date of grant) in recognition of the increased responsibilities resulting from the appointment in August 1994 of Mr. Zunenshine as sole Chief Executive Officer of the Company and the significant challenge and personal commitment necessary to lead the Company's financial turnaround as necessitated by the significant losses sustained in its toy and fitness businesses.

The Compensation Committee has adopted similar policies with respect to compensation of other executive officers of the Company. Base salaries of other executive officers are established after considering base salaries for persons holding similarly responsible positions at other companies in the sporting goods industry as well as the Company's performance and individual past performance and future potential. Annual cash bonus and stock option grants are both tied to individual performance and Company performance, namely growth in the Company's earnings per share during the most recent fiscal year.

In formulating its compensation policies, the Compensation Committee will take into consideration the anticipated tax treatment to the Company and the executives. Effective for compensation paid after December 31, 1993, section 162(m) was added to the Internal Revenue Code of 1986 (the "Code") which could limit the Company's tax deduction for such compensation paid to the executive officers named in the Summary Compensation Table, above, to $1 million. Amounts which constitute "performance-based compensation" are disregarded. At this time, cash compensation opportunities at the Company do not exceed the $1 million cap for any of the named executive officers. Therefore, the Compensation Committee has not adopted any policy under section 162(m) with respect to cash compensation payable to the named executive officers, but will review the Company's compensation practices as circumstances warrant.

In December 1994, the Compensation Committee repriced certain options held by three executive officers of the Company, as well as certain other key employees. The repriced options held by the three executive officers (David Zunenshine, Richard S. Levy and Kenneth A. Bloom) were exercisable at $13.79 per share, and were repriced to the market price of the Common Stock on such date ($3.63 per share). The Committee recognized these individuals, as well as the certain other key employees as important members of the Company's management team charged with restoring the Company's profitability and financial restructuring. The Committee concluded that equity based incentives are the appropriate form of compensation to accomplish this objective. However, rather than granting incremental options to these executive officers, new ones were issued in exchange for the older higher priced options. The new options vest over five years from the date of grant.

                          COMPENSATION COMMITTEE
                          James C. Jarocki, Chairman
                          Donald M. Flaks
                          David Zunenshine

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors consists of Donald M. Flaks, James C. Jarocki and David Zunenshine. The Chairman of the Compensation Committee is James C. Jarocki. Messrs. Donald M. Flaks and James C. Jarocki are independent, non-employee Directors. David Zunenshine is Chairman of the Board of Directors of the Company.

Secretariat Realty Corp. ("Secretariat"), ZMD Sports Investment Inc. ("ZMD") and Doulka Investments Inc. ("Doulka") (a related party of ZMD), companies controlled by David and Michael Zunenshine, lease several properties to certain of the Company's subsidiaries for annual rentals which aggregated approximately

$1,791,000 for the year ended December 31, 1995. The Company believes that the terms of these leases are comparable to or more favorable than those which could be obtained from unaffiliated third parties.

Set forth below is table outlining the terms of such leases with Secretariat, ZMD and Doulka.

LESSEE/LESSOR                  LOCATION                 TERM                      CURRENT RENTAL (1) (2)
-------------                  --------                 ----                      ----------------------
SLM Canada/Doulka              Beauport, Quebec         Expires on                $503,800 Cdn.
                                                        January 31, 2005          (U.S. $369,200) per year net, net

Sport Maska/ZMD                St. Jean, Quebec         Expires on                $434,700 Cdn.
                                                        November 30, 2004         (U.S. $318,600) per year net, net

Sport Maska/ZMD                St. Hyacinthe, Quebec    Expires on                $324,000 Cdn.
                                                        January 31, 2005          (U.S. $237,500) per year net, net

Sport Maska/ZMD                Cap de la Madeleine,     Expires on                $35,400 Cdn.
                               Quebec                   January 31, 2005          (U.S. $25,900) per year net, net

Sport Maska/ZMD                St. Hyacinthe, Quebec    Expires on                $38,700 Cdn.
                                                        January 31, 2005          (U.S. $28,400) per year net, net

Maska U.S./Secretariat         Peterborough, NH         Expires on                U.S. $468,000 per year net, net
                                                        January 17, 2014

(1) Leases provide for rental increases at various dates during the lease terms. Under a net, net lease, the tenant is required to pay all occupancy costs, including taxes, maintenance, utilities and repairs. Certain leases are subject to a 5% administrative fee. All Canadian dollar amounts have been converted into United States dollars at the exchange rate in effect on December 31, 1995.

(2) Under the Bankruptcy Code, the Company may elect to assume or reject employment agreements, leases, service contracts and other executory pre-Petition Date contracts, subject to Bankruptcy Court approval. The Company cannot presently determine or reasonably estimate the effect or ultimate liability which might result from the assumption or rejection of the above leases.

During 1994, Elkana Limited Liability Co. ("Elkana"), a company beneficially owned by the spouses of David and Michael Zunenshine, provided design, engineering and construction management services, including the negotiation and administration of, and supervision with respect to, construction contracts, to the Company in connection with the construction of approximately 300,000 square feet of manufacturing and distribution space at a facility in upstate New York, the construction of approximately 25,000 square feet of offices and showrooms in New York City and construction of approximately 144,000 square feet of warehouse and office space in Peterborough, New Hampshire. The compensation to be paid to Elkana for such services and the expenses related thereto are subject to negotiation upon the completion of such construction projects. The payments due Elkana in connection with the upstate New York and New York City projects have not been finalized and Elkana holds construction liens on these facilities. The amount billed by Elkana for the upstate New York project is $682,036. The amount billed by Elkana for the New York City project is $268,212. The amount billed by Elkana for the Peterborough, NH facility is $102,980.

EMPLOYMENT AGREEMENTS

Pursuant to an employment agreement entered into with the Company, effective as of January 1, 1993 and as amended from time to time (collectively, the "HJZ Agreement"), Howard J. Zunenshine is entitled to receive a base salary in each of the years 1993 through 1996 of $400,000. The annual base salary for 1997-1998 will be established by the Compensation Committee by December 1996. The HJZ Agreement also contains certain bonus provisions which enable Howard J. Zunenshine to earn in any year, in addition to his base salary, up to 150% of his base salary and options to purchase up to 75,000 shares of Common Stock at the prevailing market price on the date of grant if the Company's earnings per share in that year increases by certain percentages as compared to the prior year. The HJZ Agreement also contains provisions which require the Company, at its expense and upon Howard J. Zunenshine's request (not to exceed one request in any year), to register any Common Stock in which he currently has a beneficial interest. The HJZ Agreement also requires the Company to purchase split-dollar life insurance on the life of Howard J. Zunenshine having a death benefit payable of $5,000,000. In the event of Howard J. Zunenshine's death, the excess of the payout after deduction of premiums paid by the Company shall be paid to his estate. In the event of the termination of Howard J. Zunenshine's employment with the Company, he may purchase the policy for the value of the amounts paid by the Company. In the event that the HJZ Agreement is terminated on or before the completion of its term (other than for cause, as specified in the agreement), Howard J. Zunenshine would be entitled to receive the greater of
(i) two times his then current annual base salary together with an amount equal to two times the average bonus paid to him for the two years immediately prior to the year in which such termination occurred, or (ii) the remainder of his salary payable through December 31, 1998, together with an amount equal to two times the average bonus paid to him for the two years immediately prior to the year in which such termination occurs. In addition, certain benefits would continue to be paid.

In the event of a change of control or liquidation of the Company, Howard J. Zunenshine may, at his option, terminate the HJZ Agreement and receive the greater of (i) two times the then current annual base salary together with the average annual bonus paid to him for the two years ending immediately prior to the year in which such termination occurred or (ii) the remainder of the base salary owed under the HJZ Agreement together with an amount equal to two times the average bonus paid to him for the two years immediately prior to the year in which such event occurs, as well as the payment of certain benefits. Howard J. Zunenshine has agreed not to be associated with certain companies deemed to be competitive with the Company and certain of its subsidiaries for three years subsequent to the date of termination of the HJZ Agreement. The HJZ Agreement expires on December 31, 1998.

Pursuant to an employment agreement with the Company, effective as of January 1, 1993, and as amended from time to time (collectively, the "DZ Agreement"), David Zunenshine is entitled to receive a base salary in each of the years 1993, 1994 and 1995 of $205,000, $220,000 and $240,000, respectively. In addition, pursuant to a management agreement between the Company and Elkana, Elkana will receive an annual payment of $350,000 in each of the years 1993 through 1996. The DZ Agreement and the management agreement each contain provisions which enable David Zunenshine and Elkana, as the case may be, to earn in any year, in addition to base compensation, up to 150% of the full amount of base compensation if the Company's earnings per share in that year increases by certain percentages as compared to the prior year. The DZ Agreement also contains certain provisions which (i) enable David Zunenshine to earn in any year options to purchase up to 150,000 shares of Common Stock at the prevailing market price on the date of grant if the Company's earnings per share in that year increases by certain percentages as compared to the prior year and (ii) require the Company, at its expense and at David Zunenshine's request (not to exceed one request in any year), to register any Common Stock in which David Zunenshine currently has a beneficial interest. The DZ Agreement also requires the Company to purchase split-dollar life insurance on the life of David Zunenshine having a death benefit payable of $5,000,000. In the event of David Zunenshine's death, the excess of the payout after deduction of premiums paid by the Company shall be paid to his estate. In the event of David Zunenshine's termination, he may purchase the policy for the value of the amounts paid by the Company. In the event that the DZ Agreement or the management agreement is terminated on or before the completion of its three-year term (other than for cause, as specified in such agreements), David Zunenshine or Elkana, as the case may be, would be entitled to receive two times the then current annual base compensation paid to David Zunenshine or Elkana, as the case may be, together with the average annual bonus paid to David Zunenshine or Elkana, as the case may be, for the two years ending immediately prior to the year in which such termination occurred. In the event of a change in control of the Company, David Zunenshine and Elkana may, at his or its option, as the case may be, terminate the agreement and receive the greater of (i) two times the then current annual base compensation together with the average annual bonus paid to David Zunenshine or Elkana, as the case may be, for the two years ending immediately prior to the year in which such termination occurred or (ii) the remainder of the base compensation owed under the agreement.

Pursuant to an employment agreement with the Company, effective as of October 12, 1994, and as amended from time to time (collectively, the "JAS Agreement"), John A. Sarto is entitled to receive a base salary in each of the years 1995, 1996 and 1997 of $229,167, $262,500 and $275,000, respectively. The JAS
Agreement contains provisions which enable Mr. Sarto, to earn in any year, in addition to base compensation, up to 150% of the full amount of base compensation if the Company's earnings per share in that year increases by certain percentages as compared to the prior year. The JAS Agreement also contains certain provisions which (i) enable Mr. Sarto to earn in any year options to purchase up to 50,000 shares of Common Stock at the prevailing market price on the date of grant if the Company's earnings per share in that year increases by certain percentages as compared to the prior year and (ii) require the Company, at its expense and at Mr. Sarto's request (not to exceed one request in any year), to register any Common Stock in which he currently has a beneficial interest. In the event that the JAS Agreement is terminated on or before the completion of its term (other than for cause, as specified in the agreement), Mr. Sarto would be entitled to receive severance pay based on his then current base salary for the greater of two years or the remaining portion of the initial term or the renewal term, if any, as the case may be, together with a pro-rated annual bonus, as well as the payment of certain benefits.

In the event of a change of control of the Company, or if a relocation is requested, Mr. Sarto may, at his option, terminate the JAS Agreement and receive the greater of (i) two times the then current annual base salary together with the average annual bonus paid to him for the two years ending immediately prior to the year in which such termination occurred or (ii) the remainder of the base salary owed under the JAS Agreement together with an amount equal to two times the average bonus paid to him for the two years immediately prior to the year in which such event occurs, as well as the payment of certain benefits. Mr. Sarto has agreed not to be associated with certain companies deemed to be competitive with the Company and certain of its subsidiaries for three years subsequent to the date of termination of the JAS Agreement. The JAS Agreement expires on December 31, 1997.

Pursuant to an employment agreement with the Company, effective as of January 30, 1995, and as amended from time to time (collectively, the "RSL Agreement"), Richard S. Levy is entitled to receive a base salary in each of the years 1995, 1996 and 1997 of $160,000. The RSL Agreement contains provisions which enable Mr. Levy to earn in any year, in addition to base compensation, up to 100% of the full amount of base compensation if the Company's earnings per share in that year increases by certain percentages as compared to the prior year. In the event that the RSL Agreement is terminated on or before the completion of its term (other than for cause, as specified in the agreement), Mr. Levy would be entitled to receive severance pay based on his then current compensation for the greater of eighteen months or the remaining portion of the initial term or the renewal term, if any, as the case may be, together with a pro-rated annual bonus, if any.

In the event of a change of control of the Company, Mr. Levy may, at his option, terminate the RSL Agreement and receive the greater of (i) two times the then current annual base salary and car allowance together with the average annual bonus, if any, paid to him for the two years ending immediately prior to the year in which such termination occurred or (ii) the remainder of the base salary and car allowance owed under the RSL Agreement. Mr. Levy has agreed not to be associated with certain companies deemed to be competitive with the Company and certain of its subsidiaries for the greater of one year or the applicable Severance Period subsequent to the date of termination of the RSL Agreement. The RSL Agreement expires on December 31, 1997.

Under the Bankruptcy Code, the Company may elect to assume or reject executory agreements, leases, service contracts and other executory pre-Petition Date contracts including pre-Petition Date employment and severance agreements, subject to the approval of the Bankruptcy Court. The Company cannot presently determine or reasonably estimate the effect or ultimate liability which might result from the assumption or rejection of the following Employment Agreements.

SEVERANCE AGREEMENT

On August 8, 1994, Earl Takefman resigned as Co-Chief Executive Officer of the Company. Pursuant to an executive employment agreement, dated as of January 1, 1993, between Earl Takefman and the Company, he was entitled to receive severance payments equal to (i) two times his annual base salary and (ii) two times his average cash bonus for the two years immediately prior to the year in which such termination occurs. Mr. Takefman and the Company entered into an Agreement and Release, which provides that such severance payments, which in the aggregate equaled $1,100,000, would be paid to Mr. Takefman in 24 equal monthly installments of $45,833.33, commencing on August 8, 1994. The payments due Mr. Takefman under the Agreement and Release are backed by a standby letter of credit issued by the Company's banks. In addition, the Agreement and Release provides, among other things, (a) for mutual releases by Mr. Takefman and the Company, (b) for Mr. Takefman's continued assistance and cooperation with respect to ongoing or future litigation and (c) that Mr. Takefman will not enter into a business relationship with any of the Company's competitors listed therein for a period of three years and that he will not entice away or obtain the withdrawal of any employee of the Company or its subsidiaries for a period of three years.

RETIREMENT AND LONG-TERM INCENTIVE PLANS

The Company does not maintain a defined benefit plan, nor does the Company maintain a long-term incentive plan. The Company does maintain a 401(K) defined contribution plan for its U.S. employees, under which the Company makes a matching contribution of up to 50% of eligible employee contributions. During the year ended December 31, 1995, no matching contributions were made to any of the Company's executive officers.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company's Common Stock with that of the NASDAQ Composite Index for U.S. companies and the Dow Jones Recreation Products Group which is comprised of toy, entertainment, sporting goods, recreation and leisure product companies.


                        [CUMULATIVE TOTAL RETURN GRAPH]


(1) Assumes $1,000 invested on November 27, 1991, the date of the initial public offering of the Company's Common Stock, in the Company's Common Stock, the NASDAQ Composite Index and the Dow Jones Recreation Products Group. Values are as of December 31 of each year specified and assume dividend reinvestment where applicable.

  Cumulative Total Return                            1992            1993            1994             1995
  -----------------------                         ----------      ----------      ----------       ---------
SLM International, Inc.                           $ 2,095.24      $ 3,285.71      $   366.07       $  156.29
NASDAQ Composite Index                              1,304.32        1,488.38        1,456.09        2,037.24
Recreation Products Group                           1,198.82        1,489.67        1,349.48        1,556.00

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 31, 1996 (except where otherwise noted) with respect to (a) each person known to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each Director of the Company, (c) the Company's executive officers and (d) all officers and directors of the Company as a group (except as indicated in the footnotes to the table, all of such shares of Common Stock are owned with sole voting and investment power):


                                                                             Of Total Number Of Shares Beneficially
                                            Beneficial Ownership             Owned, Shares Which May Be Acquired
Name Of Beneficial Owner (1)           No. Of Shares        % Of Class                    Within 60 Days
----------------------------           -------------        ----------       --------------------------------------
Cinderland Trust (2)(3)                   7,485,177            39.7%                          -0-
Hymson Holdings Inc. (2)(3)               7,485,177            39.7                           -0-
Finansca Inc. (2)(3)                      7,485,177            39.7                           -0-
3100014 Canada Inc. (3)                   5,611,513            29.8                           -0-
3126323 Canada Inc. (3)                   1,873,664             9.9                           -0-
Howard J. Zunenshine (2)(4)(5)              302,481             1.6                       150,000
3096041 Canada Inc. (3)(6)                   42,997             0.2                           -0-
David Zunenshine (2)(4)(5)(9)                33,021             0.2                        30,000
3096033 Canada Inc. (3)(7)                   25,843             0.1                           -0-
3096025 Canada Inc. (3)(8)                    7,496             -0-                           -0-
Michael Zunenshine (2)(4)(5)                  3,021             -0-                           -0-
James C. Jarocki (10)                         1,500             -0-                           -0-
Donald M. Flaks                               3,000             -0-                           -0-
John A. Sarto                                95,000             0.5                        95,000
Richard S. Levy                              22,500             0.1                        22,500
Kenneth A. Bloom                              9,750             0.1                         9,750
All Officers and Directors as a           8,031,786            42.6%                      307,250
Group (8 persons) (2)(3)(9)

(1) The address for such owners is c/o Belcourt Property Management Inc., 6500 Trans Canada Highway, Suite 210, St. Laurent, Quebec, Canada H4T 1X4 except for Howard J. Zunenshine, James C. Jarocki, Donald M. Flaks, John A. Sarto, Richard S. Levy and Kenneth A. Bloom, for whom the address is c/o SLM International, Inc., 30 Rockefeller Plaza, Suite 4314, New York, New York 10112-4399.

(2) Finansca Inc. is a wholly-owned subsidiary of Hymson Holdings Inc. The sole stockholder of Hymson Holdings Inc. is Cinderland Trust, a trust for the benefit of the three children of David Zunenshine, including Howard J. Zunenshine, and the three children of Michael Zunenshine. David and Michael Zunenshine are the trustees of Cinderland Trust.

(3) All the outstanding capital stock of each of 3100014 Canada Inc. and 3126323 Canada Inc. is owned by Finansca Inc. The beneficial owners of 3096041 Canada Inc., 3096033 Canada Inc., and 3096025 Canada Inc. are the spouses and mother of David and Michael Zunenshine.

(4) The shares of Common Stock beneficially owned by (i) Howard J. Zunenshine are owned through his personal holding company and (ii) David and Michael Zunenshine are owned through Belcourt, Inc. ("Belcourt"), an office, industrial, shopping center and hotel developer and real estate manager active in Canada controlled by David and Michael Zunenshine.

(5) Does not include shares of Common Stock beneficially owned by Cinderland Trust. David and Michael Zunenshine are the trustees of Cinderland Trust and Howard J. Zunenshine is the beneficiary of one-sixth of Cinderland Trust's assets.

(6) 3096041 Canada Inc. is owned by the spouse of David Zunenshine.

(7) 3096033 Canada Inc. is owned by the spouse of Michael Zunenshine.

(8) 3096025 Canada Inc. is owned by the mother of David and Michael Zunenshine.

(9) Does not include 165 shares of Common Stock held by David Zunenshine as Trustee under a trust established for a relative who is a minor.

(10) These shares are owned by Mr. Jarocki's wife and Mr. Jarocki disclaims beneficial ownership of such shares.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David and Michael Zunenshine, directors and controlling stockholders of the Company, are also real estate developers and managers operating through Secretariat, ZMD and Doulka. Secretariat, ZMD and Doulka lease several properties to certain of the Company's subsidiaries for annual rentals which aggregated approximately $1,791,000 for the year ended December 31, 1995. The Company believes that the terms of these leases are comparable to or more favorable than those which could be obtained from unaffiliated third parties.

Set forth below is table outlining the terms of such leases with Secretariat, ZMD and Doulka.

LESSEE/LESSOR                  LOCATION                 TERM                      CURRENT RENTAL (1) (2)
-------------                  --------                 ----                      ----------------------
SLM Canada/Doulka              Beauport, Quebec         Expires on                $503,800 Cdn.
                                                        January 31, 2005          (U.S. $369,200) per year net, net

Sport Maska/ZMD                St. Jean, Quebec         Expires on                $434,700 Cdn.
                                                        November 30, 2004         (U.S. $318,600) per year net, net

Sport Maska/ZMD                St. Hyacinthe, Quebec    Expires on                $324,000 Cdn.
                                                        January 31, 2005          (U.S. $237,500) per year net, net

Sport Maska/ZMD                Cap de la Madeleine,     Expires on                $35,400 Cdn.
                               Quebec                   January 31, 2005          (U.S. $25,900) per year net, net

Sport Maska/ZMD                St. Hyacinthe, Quebec    Expires on                $38,700 Cdn.
                                                        January 31, 2005          (U.S. $28,400) per year net, net

Maska U.S./Secretariat         Peterborough, NH         Expires on                U.S. $468,000 per year net, net
                                                        January 17, 2014

(1) Leases provide for rental increases at various dates during the lease terms. Under a net, net lease, the tenant is required to pay all occupancy costs, including taxes, maintenance, utilities and repairs. Certain leases are subject to a 5% administrative fee. All Canadian dollar amounts have been converted into United States dollars at the exchange rate in effect on December 31, 1995.

(2) Under the Bankruptcy Code, the Company may elect to assume or reject employment agreements, leases, service contracts and other executory pre-Petition Date contracts, subject to Bankruptcy Court approval. The Company cannot presently determine or reasonably estimate the effect or ultimate liability which might result from the assumption or rejection of the above leases.

During 1994, Elkana, a company beneficially owned by the spouses of David and Michael Zunenshine, provided design, engineering and construction management services, including the negotiation and administration of, and supervision with respect to, construction contracts, to the Company in connection with the construction of approximately 300,000 square feet of manufacturing and distribution space at a facility in upstate New York and the construction of approximately 25,000 square feet of offices and showrooms in New York City and construction of approximately 144,000 square feet of warehouse and office space in Peterborough, New Hampshire. The compensation to be paid to Elkana for such services and the expenses related thereto are subject to negotiation upon the completion of such construction projects. The payments due Elkana in connection with the upstate New York and New York City projects have not been finalized and Elkana holds construction liens on these facilities. The amount billed by Elkana for the upstate New York project is $682,036. The amount billed by Elkana for the New York City project is $268,212. The amount billed by Elkana for the Peterborough, NH facility is $102,980.

                                     PART IV

ITEM 14.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                     FORM 8-K.

(a)(1) Financial Statements required by Item 14 are included and indexed in Part II, Item 8.

(a)(2) The financial statement schedules filed as part of this report include the following:

      SCHEDULE                                                             PAGE
      --------                                                             ----
II    Valuation and Qualifying Accounts and Reserves                        43

(a)(3) The following is a list of all Exhibits filed as part of this Report:

       The exhibits designated by an asterisk are management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K.

Exhibit No.       Description
-----------       -----------

    3.1           Certificate of Incorporation of the Company. Filed as Exhibit
                  3.1 to the Company's Registration Statement (No. 33-43302) on Form S-1 and incorporated herein by reference.

    3.2 By-Laws of the Company. Filed as Exhibit 3.2 to the Company's Registration Statement (No. 33- 43302) on Form S-1 and incorporated herein by reference.

    3.3 Amendment to the Certificate of Incorporation of the Company dated May 26, 1994.

    3.4 Certificate of Designations, Preferences and Rights of Series A Junior Preferred Shares.

    4.1 Rights Agreement, dated February 1, 1995, between the Company and Fleet National Bank, as rights agent.

   10.1           Employment Agreement, dated January 1, 1993, between Howard J.
                  Zunenshine and the Company filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.*

   10.2 Lease, dated October 22, 1991, between ZDM Sports Investments Inc. and SLM Canada Inc. Filed as Exhibit 10.39 to the Company's Registration Statement (No. 33-43302) on Form S-1 and incorporated herein by reference.

   10.3 Lease, dated October 22, 1991, between ZMD Sports Investments Inc. and Sport Maska Inc. Filed as Exhibit 10.40 to the Company's Registration Statement (No. 33-43302) on Form S-1 and incorporated herein by reference.

   10.4 Lease, dated October 22, 1991, between ZMD Sports Investments Inc. and Sport Maska Inc. Filed as Exhibit 10.41 to the Company's Registration Statement (No. 33-43302) on Form S-1 and incorporated herein by reference.

   10.5 Lease, dated October 22, 1991, between ZMD Sports Investments Inc. and Sport Maska Inc. Filed as Exhibit 10.42 to the Company's Registration Statement (No. 33-43302) on Form S-1 and incorporated herein by reference.

   10.6 Lease, dated October 22, 1991, between ZMD Sports Investments Inc. and Sports Maska Inc. Filed as Exhibit 10.43 to the Company's Registration Statement (No. 33-43302) on Form S-1 and incorporated herein by reference.

   10.7 Form of Grant of Stock Option under 1991 Stock Option Plan of the Company. Filed as Exhibit 10.68 to the Company's Registration Statement (No. 33-43302) on Form S-1 and incorporated herein by reference.*

   10.8 Form of Grant of Stock Option under 1991 Stock Option Plan of the Company. Filed as Exhibit 10.69 to the Company's Registration Statement (No. 33-43302) on Form S-1 and incorporated by reference.*

   10.9 Employment Agreement, dated as of January 1, 1993, between David Zunenshine and the Company filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.*

    10.10 Management Agreement, dated as of July 1, 1994, between Elkana Limited Liability Co. and the Company filed as Exhibit 10.11 to the Company's Annual Report on Form 10 - K for the year ended December 31, 1994 and incorporated herein by reference.*

    10.11 Loan and Security Agreement dated as of December 3, 1992 among SLM International, Inc., SLM Inc., SLM Canada Inc., Sport Maska, Inc., Maska U.S. Inc., Buddy L (Hong Kong) Limited, Mitchel & King Skates Limited, the lenders named therein and Fleet Credit Corporation. Filed as Exhibit 1 to the Form 8-K of the Company filed on December 28, 1992.

    10.12 First Amendment to Loan and Security Agreement, dated as of June 23, 1993, among the Company, SLM Inc., SLM Canada Inc., Sport Maska Inc., Maska U.S., Inc., Buddy L (Hong Kong) Limited, Mitchel & King Skates Limited, The Toy Factory, Inc., InfoMarketing Inc., the lenders named therein and Fleet Credit Corporation, as agent. Filed as Exhibit 1 to the Form 8-K of the Company filed on July 9, 1993.

    10.13 Canadian Asset Purchase Agreement, dated as of January 18, 1994, between K-Brand Ltd. and K- Products, Inc. and #1 Apparel Canada Inc. and the Company. Filed as Exhibit 1 to the Form 8-K of the Company filed on February 14, 1994.

    10.14 U.S. Asset Purchase Agreement, dated as of January 18, 1994, between K-Products, Inc. and #1 Apparel, Inc. and the Company Filed as Exhibit 2 to the Form 8-K of the Company filed on February 14, 1994.

    10.15 Fourth Amendment to Loan and Security Agreement, dated as of March 4, 1994, among the Company, Buddy L Inc. (f/k/a SLM Inc.), Buddy L. Canada Inc. (f/k/a SLM Canada Inc.), Sport Maska Inc., Maska U.S., Inc., Buddy L (Hong Kong) Limited, Mitchel & King Skates Limited, The Toy Factory, Inc., Consumer InfoMarketing, Inc. (f/k/a InfoMarketing Inc.,), #1 Apparel, Inc., #1 Apparel Canada Inc., Buddy L St. Thomas, Inc., the lenders named therein and Fleet Credit Corporation, as agent. Filed as Exhibit 1 to the Form 8-K filed by the Company on March 25, 1994.

    10.16 Note Purchase Agreements, dated as of February 15, 1994, among the Company, Buddy L Inc., Buddy L Canada Inc., Sport Maska Inc., Maska U.S., Inc., Mitchel & King Skates Limited, The Toy Factory, Inc., Consumer InfoMarketing, Inc., #1 Apparel, Inc., #1 Apparel Canada Inc. and the purchasers listed therein. Filed as Exhibit 2 to the form 8-K filed by the Company on March 25, 1994.

    10.17 Agented Co-Pledge Agreement, dated as of March 4, 1994, among the Company, the lenders named therein, the purchasers named therein and United States Trust Company of New York, as Pledge Agent. Filed as Exhibit 3 to the Form 8-K filed by the Company on March 25, 1994.

    10.18 Agented Co-Pledge Agreement, dated as of March 4, 1994, among Buddy L Inc., the lenders named therein, the purchasers named therein and United States Trust Company of New York, as Pledge Agent. Filed as Exhibit 4 to the Form 8-K filed by the Company on March 25, 1994.

    10.19 Fifth Amendment to Loan and Security Agreement, dated as of March 31, 1994, among the Company, Buddy L Inc. (f/k/a SLM Inc.), Buddy L. Canada Inc. (f/k/a SLM Canada Inc.), Sport Maska Inc., Maska U.S., Inc., Buddy L (Hong Kong) Limited, Mitchel & King Skates Limited, The Toy Factory, Inc., Consumer InfoMarketing, Inc. (f/k/a InfoMarketing Inc.,), #1 Apparel, Inc., #1 Apparel Canada Inc., Buddy L St. Thomas, Inc., the lenders named therein and Fleet Credit Corporation, as agent. Filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

    10.20 Executive Employment Agreement, dated as of October 12, 1994, between John A. Sarto and the Company. Filed as Exhibit 12.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.*

    10.21 Retail License Agreement, dated March 8, 1995, between Maska U.S. Inc. and NHL Enterprises Inc. Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.*

    10.22 Retail License Agreement, dated March 8, 1995, between Sport Maska, Inc. and NHL Enterprises Canada Inc. Filed as Exhibit
                  10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.*

    10.23 Sixth Amendment to Loan and Security Agreement, dated as of July 13, 1994, among the Company, Buddy L Inc., Buddy L Canada Inc., Sport Maska Inc., Maska U.S., Inc., Buddy L (Hong Kong) Limited, Mitchel & King Skates Limited, The Toy Factory, Inc., Consumer InfoMarketing, Inc., #1 Apparel, Inc., Buddy L St. Thomas, Inc., the lenders named therein and Fleet Credit Corporation, as agent. Filed as Exhibit 1 to the Form 8-K filed by the Company on August 1, 1994.

    10.24 Amendment to Loan and Security Agreement dated as of February 23, 1995, among the Company, Buddy L Inc., Buddy L Canada Inc., Sport Maska Inc., Maska U.S., Inc., Buddy L (Hong Kong) Limited, Mitchel & King Skates Limited, The Toy Factory, Inc., Consumer InfoMarketing, Inc., #1 Apparel, Inc., Buddy L St. Thomas, Inc., the lenders named therein and Fleet Credit Corporation, as agent. Filed as Exhibit 10.33 to the Company's Annual Report on Form 10 - K for the year ended December 31, 1994 and incorporated herein by reference.

    10.25 Amendment, dated as of December 2, 1994, to the Employment Agreement dated as of January 1, 1993 between Howard J. Zunenshine and the Company filed as Exhibit 10.34 to the Company's Annual Report on Form 10 - K for the year ended December 31, 1994 and incorporated herein by reference.*

    10.26 Amendment to Executive Employment Agreement, dated June 1, 1995, between the Company and Howard J. Zunenshine (filed herewith).*

    10.27 Second Amendment to Executive Employment Agreement, dated October 15, 1995, between the Company and Howard J. Zunenshine (filed herewith).*

    10.28 Amendment to Executive Employment Agreement, dated June 1, 1995, between the Company and John A. Sarto (filed herewith).*

    10.29 Second Amendment to Executive Employment Agreement, dated September 15, 1995, between the Company and John A. Sarto (filed herewith).*

    10.30 Term Note, issued in the principal sum of $6,000,000, dated June 28, 1995, between Maska U.S., Inc., as Payor, and T. Copeland & Sons, Inc. and Copeland Properties, Inc., collectively, as Payee (filed herewith).

    10.31 Retail License Agreement, dated October 6, 1995, between NHL Enterprises and Maska U.S., Inc. (filed herewith).*

    10.32 Retail License Agreement, dated October 6, 1995, between NHL Enterprises and Sport Maska, Inc. (filed herewith).*

    10.33 Settlement Agreement, dated June 28, 1995, between T. Copeland & Sons, Inc. and Copeland Properties, Inc. and Howard J. Zunenshine and Maska U.S., Inc. (filed herewith).

    10.34 Lease, dated January 18, 1994, between Secretariat Realty Corp. and Maska U.S., Inc. (filed herewith).*

    10.35 Deed of Lease, dated November 1, 1994, between ZMD Sports Investments Inc. and Sport Maska Inc. (filed herewith).*

    10.36 Deed of Lease, dated January 27, 1995, between Doulka Investments Inc. and Buddy L Canada Inc. (filed herewith).*

    10.37 Deed of Lease, dated January 27, 1995, between ZMD Sports Investments Inc. and Sport Maska Inc. (filed herewith).*

    10.38 Deed of Lease, dated January 27, 1995, between ZMD Sports Investments Inc. and Sport Maska Inc. (filed herewith).*

    10.39 Deed of Lease, dated January 27, 1995, between ZMD Sports Investments Inc. and Sport Maska Inc. (filed herewith).*

    10.40 Settlement Agreement, dated November 21, 1995, among the Company, certain subsidiaries, the Buddy L Creditors Committee and certain Lenders (filed herewith).

    10.41 Standstill Agreement, dated as of June 5, 1995, among the Company, certain subsidiaries of the Company, certain lenders and certain shareholder entities. Filed as Exhibit 1 to the Form 8-K filed by the Company on June 9, 1995.

    10.42 Registration Rights Agreement, dated as of June 5, 1995, between the Company and certain lenders. Filed as Exhibit 2 to the Form 8-K filed by the Company on June 9, 1995.

    10.43 Form of Non-Escrowed Common Stock Warrant issued to certain lenders. Filed as Exhibit 3 to the Form 8-K filed by the Company on June 9, 1995.

    10.44 Form of Escrowed Common Stock Warrant issued to certain lenders. Filed as Exhibit 4 to the Form 8- K filed by the Company on June 9, 1995.

    10.45 Forbearance Agreement, dated as of June 5, 1995, among the Company, certain subsidiaries of the Company, certain lenders and certain shareholder entities. Filed as Exhibit 5 to the Form 8-K filed by the Company on June 9, 1995.

    10.46 Registration Rights Agreement, dated as of June 5, 1995, between the Company and Fleet Credit Corporation. Filed as
                  Exhibit 6 to the Form 8-K filed by the Company on June 9,
                  1995.

    10.47         Form of Common Stock Warrant issued to certain bank lenders.
                  Filed as Exhibit 7 to the Form 8-K filed by the Company on June 9, 1995.

    10.48 Intercreditor Agreement, dated as of June 5, 1995, among certain bank lenders, certain lenders, The Chase Manhattan Bank, N.A. and United States Trust Company of New York. Filed as Exhibit 8 to the Form 8-K filed by the Company on June 9, 1995.

    10.49 Executive Employment Agreement, dated as of January 30, 1995, between the Company and Richard S. Levy (filed herewith).*

    10.50 Amendment to Executive Employment Agreement, dated as of September 10, 1995, between the Company and Richard S. Levy (filed herewith).*

    21            Subsidiaries of the Company (filed herewith).

    23.1          Consent of Coopers & Lybrand L.L.P. (filed herewith).

    23.2          Consent of Raymond, Chabot, Martin Pare (filed herewith).

(b)      Reports on Form 8-K.

         1. On March 2, 1995, the Company filed a Form 8-K with respect to (i) the filing of a Chapter 11 petition by Buddy L Inc., (ii) the entering into of an agreement to sell certain assets of Buddy L Inc. and Buddy L (Hong Kong) Limited and (iii) the acceleration of indebtedness by certain Lenders to the Company. This report was filed in compliance with Item 5 of Form 8-K.

         2. On May 19, 1995, the Company filed a Form 8-K with respect to the sale of certain assets of Buddy L Inc. and Buddy L (Hong Kong) Limited to Empire of Carolina, Inc. This report was filed in compliance with Item 5 of Form 8-K.

         3. On June 9, 1995, the Company filed a Form 8-K with respect to entering into a Standstill Agreement and Forbearance Agreement with certain Lenders. This report was filed in compliance with
              Item 5 of Form 8-K.

         4. On July 7, 1995, the Company filed a Form 8-K with respect to (i) the completion of the sale of Buddy L Inc. and Buddy L (Hong Kong) Limited and (ii) the completion of the sale of its fitness business. This report was filed in compliance with Item 5 of Form 8-K.

         5. On October 24, 1995, the Company filed a Form 8-K with respect to the filing of a Chapter 11 petition by the Company in the United States Bankruptcy Court for the District of Delaware. This report was filed in compliance with Item 5 of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 9th day of May, 1996.

                              SLM INTERNATIONAL, INC.

                              By:    /s/ John A. Sarto
                                     ------------------------------------------
                              Name:  John A. Sarto
                              Title: Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated. Each person whose signature to this Form 10-K appears below hereby appoints John A. Sarto as his attorney-in-fact to sign on his behalf individually and in the capacity stated below and to file all amendments and post-effective amendments to this Form 10-K, and any and all instruments or documents filed as part of or in connection with this Form 10-K or the amendments thereto, and any such attorney-in-fact may make such changes and additions in this Form 10-K as such attorney-in-fact may deem necessary or appropriate.

Signature                       Title                                                Date
---------                       -----                                                ----
/s/  David Zunenshine           Chairman of the Board and Director                   May 9, 1996
-------------------------
     David Zunenshine

/s/  Howard J. Zunenshine       Chief Executive Officer and Director                 May 3, 1996
-------------------------       (Principal Executive Officer)
     Howard J. Zunenshine

/s/  John A. Sarto              Vice President and Chief Financial Officer           May 9, 1996
-------------------------       (Principal Financial Officer)
     John A. Sarto

/s/  Kenneth A. Bloom           Vice President                                       May 9, 1996
-------------------------       (Principal Accounting Officer)
     Kenneth A. Bloom

/s/  Michael Zunenshine         Director                                             May 9, 1996
-------------------------
     Michael Zunenshine

/s/  James C. Jarocki           Director                                             May 9, 1996
-------------------------
     James C. Jarocki

/s/  Donald M. Flaks            Director                                             May 9, 1996
-------------------------
     Donald M. Flaks

                                 EXHIBIT INDEX
Exhibit No.       Description
-----------       -----------

    3.1           Certificate of Incorporation of the Company. Filed as Exhibit
                  3.1 to the Company's Registration Statement (No. 33-43302) on Form S-1 and incorporated herein by reference.

    3.2 By-Laws of the Company. Filed as Exhibit 3.2 to the Company's Registration Statement (No. 33- 43302) on Form S-1 and incorporated herein by reference.

    3.3 Amendment to the Certificate of Incorporation of the Company dated May 26, 1994.

    3.4 Certificate of Designations, Preferences and Rights of Series A Junior Preferred Shares.

    4.1 Rights Agreement, dated February 1, 1995, between the Company and Fleet National Bank, as rights agent.

   10.1           Employment Agreement, dated January 1, 1993, between Howard J.
                  Zunenshine and the Company filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.*

   10.2 Lease, dated October 22, 1991, between ZDM Sports Investments Inc. and SLM Canada Inc. Filed as Exhibit 10.39 to the Company's Registration Statement (No. 33-43302) on Form S-1 and incorporated herein by reference.

   10.3 Lease, dated October 22, 1991, between ZMD Sports Investments Inc. and Sport Maska Inc. Filed as Exhibit 10.40 to the Company's Registration Statement (No. 33-43302) on Form S-1 and incorporated herein by reference.

   10.4 Lease, dated October 22, 1991, between ZMD Sports Investments Inc. and Sport Maska Inc. Filed as Exhibit 10.41 to the Company's Registration Statement (No. 33-43302) on Form S-1 and incorporated herein by reference.

   10.5 Lease, dated October 22, 1991, between ZMD Sports Investments Inc. and Sport Maska Inc. Filed as Exhibit 10.42 to the Company's Registration Statement (No. 33-43302) on Form S-1 and incorporated herein by reference.

   10.6 Lease, dated October 22, 1991, between ZMD Sports Investments Inc. and Sports Maska Inc. Filed as Exhibit 10.43 to the Company's Registration Statement (No. 33-43302) on Form S-1 and incorporated herein by reference.

   10.7 Form of Grant of Stock Option under 1991 Stock Option Plan of the Company. Filed as Exhibit 10.68 to the Company's Registration Statement (No. 33-43302) on Form S-1 and incorporated herein by reference.*

   10.8 Form of Grant of Stock Option under 1991 Stock Option Plan of the Company. Filed as Exhibit 10.69 to the Company's Registration Statement (No. 33-43302) on Form S-1 and incorporated by reference.*

   10.9 Employment Agreement, dated as of January 1, 1993, between David Zunenshine and the Company filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.*

    10.10 Management Agreement, dated as of July 1, 1994, between Elkana Limited Liability Co. and the Company filed as Exhibit 10.11 to the Company's Annual Report on Form 10 - K for the year ended December 31, 1994 and incorporated herein by reference.*

    10.11 Loan and Security Agreement dated as of December 3, 1992 among SLM International, Inc., SLM Inc., SLM Canada Inc., Sport Maska, Inc., Maska U.S. Inc., Buddy L (Hong Kong) Limited, Mitchel & King Skates Limited, the lenders named therein and Fleet Credit Corporation. Filed as Exhibit 1 to the Form 8-K of the Company filed on December 28, 1992.

    10.12 First Amendment to Loan and Security Agreement, dated as of June 23, 1993, among the Company, SLM Inc., SLM Canada Inc., Sport Maska Inc., Maska U.S., Inc., Buddy L (Hong Kong) Limited, Mitchel & King Skates Limited, The Toy Factory, Inc., InfoMarketing Inc., the lenders named therein and Fleet Credit Corporation, as agent. Filed as Exhibit 1 to the Form 8-K of the Company filed on July 9, 1993.

    10.13 Canadian Asset Purchase Agreement, dated as of January 18, 1994, between K-Brand Ltd. and K- Products, Inc. and #1 Apparel Canada Inc. and the Company. Filed as Exhibit 1 to the Form 8-K of the Company filed on February 14, 1994.

    10.14 U.S. Asset Purchase Agreement, dated as of January 18, 1994, between K-Products, Inc. and #1 Apparel, Inc. and the Company Filed as Exhibit 2 to the Form 8-K of the Company filed on February 14, 1994.

    10.15 Fourth Amendment to Loan and Security Agreement, dated as of March 4, 1994, among the Company, Buddy L Inc. (f/k/a SLM Inc.), Buddy L. Canada Inc. (f/k/a SLM Canada Inc.), Sport Maska Inc., Maska U.S., Inc., Buddy L (Hong Kong) Limited, Mitchel & King Skates Limited, The Toy Factory, Inc., Consumer InfoMarketing, Inc. (f/k/a InfoMarketing Inc.,), #1 Apparel, Inc., #1 Apparel Canada Inc., Buddy L St. Thomas, Inc., the lenders named therein and Fleet Credit Corporation, as agent. Filed as Exhibit 1 to the Form 8-K filed by the Company on March 25, 1994.

    10.16 Note Purchase Agreements, dated as of February 15, 1994, among the Company, Buddy L Inc., Buddy L Canada Inc., Sport Maska Inc., Maska U.S., Inc., Mitchel & King Skates Limited, The Toy Factory, Inc., Consumer InfoMarketing, Inc., #1 Apparel, Inc., #1 Apparel Canada Inc. and the purchasers listed therein. Filed as Exhibit 2 to the form 8-K filed by the Company on March 25, 1994.

    10.17 Agented Co-Pledge Agreement, dated as of March 4, 1994, among the Company, the lenders named therein, the purchasers named therein and United States Trust Company of New York, as Pledge Agent. Filed as Exhibit 3 to the Form 8-K filed by the Company on March 25, 1994.

    10.18 Agented Co-Pledge Agreement, dated as of March 4, 1994, among Buddy L Inc., the lenders named therein, the purchasers named therein and United States Trust Company of New York, as Pledge Agent. Filed as Exhibit 4 to the Form 8-K filed by the Company on March 25, 1994.

    10.19 Fifth Amendment to Loan and Security Agreement, dated as of March 31, 1994, among the Company, Buddy L Inc. (f/k/a SLM Inc.), Buddy L. Canada Inc. (f/k/a SLM Canada Inc.), Sport Maska Inc., Maska U.S., Inc., Buddy L (Hong Kong) Limited, Mitchel & King Skates Limited, The Toy Factory, Inc., Consumer InfoMarketing, Inc. (f/k/a InfoMarketing Inc.,), #1 Apparel, Inc., #1 Apparel Canada Inc., Buddy L St. Thomas, Inc., the lenders named therein and Fleet Credit Corporation, as agent. Filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

    10.20 Executive Employment Agreement, dated as of October 12, 1994, between John A. Sarto and the Company. Filed as Exhibit 12.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.*

    10.21 Retail License Agreement, dated March 8, 1995, between Maska U.S. Inc. and NHL Enterprises Inc. Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.*

    10.22 Retail License Agreement, dated March 8, 1995, between Sport Maska, Inc. and NHL Enterprises Canada Inc. Filed as Exhibit
                  10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.*

    10.23 Sixth Amendment to Loan and Security Agreement, dated as of July 13, 1994, among the Company, Buddy L Inc., Buddy L Canada Inc., Sport Maska Inc., Maska U.S., Inc., Buddy L (Hong Kong) Limited, Mitchel & King Skates Limited, The Toy Factory, Inc., Consumer InfoMarketing, Inc., #1 Apparel, Inc., Buddy L St. Thomas, Inc., the lenders named therein and Fleet Credit Corporation, as agent. Filed as Exhibit 1 to the Form 8-K filed by the Company on August 1, 1994.

    10.24 Amendment to Loan and Security Agreement dated as of February 23, 1995, among the Company, Buddy L Inc., Buddy L Canada Inc., Sport Maska Inc., Maska U.S., Inc., Buddy L (Hong Kong) Limited, Mitchel & King Skates Limited, The Toy Factory, Inc., Consumer InfoMarketing, Inc., #1 Apparel, Inc., Buddy L St. Thomas, Inc., the lenders named therein and Fleet Credit Corporation, as agent. Filed as Exhibit 10.33 to the Company's Annual Report on Form 10 - K for the year ended December 31, 1994 and incorporated herein by reference.

    10.25 Amendment, dated as of December 2, 1994, to the Employment Agreement dated as of January 1, 1993 between Howard J. Zunenshine and the Company filed as Exhibit 10.34 to the Company's Annual Report on Form 10 - K for the year ended December 31, 1994 and incorporated herein by reference.*

    10.26 Amendment to Executive Employment Agreement, dated June 1, 1995, between the Company and Howard J. Zunenshine (filed herewith).*

    10.27 Second Amendment to Executive Employment Agreement, dated October 15, 1995, between the Company and Howard J. Zunenshine (filed herewith).*

    10.28 Amendment to Executive Employment Agreement, dated June 1, 1995, between the Company and John A. Sarto (filed herewith).*

    10.29 Second Amendment to Executive Employment Agreement, dated September 15, 1995, between the Company and John A. Sarto (filed herewith).*

    10.30 Term Note, issued in the principal sum of $6,000,000, dated June 28, 1995, between Maska U.S., Inc., as Payor, and T. Copeland & Sons, Inc. and Copeland Properties, Inc., collectively, as Payee (filed herewith).

    10.31 Retail License Agreement, dated October 6, 1995, between NHL Enterprises and Maska U.S., Inc. (filed herewith).*

    10.32 Retail License Agreement, dated October 6, 1995, between NHL Enterprises and Sport Maska, Inc. (filed herewith).*

    10.33 Settlement Agreement, dated June 28, 1995, between T. Copeland & Sons, Inc. and Copeland Properties, Inc. and Howard J. Zunenshine and Maska U.S., Inc. (filed herewith).

    10.34 Lease, dated January 18, 1994, between Secretariat Realty Corp. and Maska U.S., Inc. (filed herewith).*

    10.35 Deed of Lease, dated November 1, 1994, between ZMD Sports Investments Inc. and Sport Maska Inc. (filed herewith).*

    10.36 Deed of Lease, dated January 27, 1995, between Doulka Investments Inc. and Buddy L Canada Inc. (filed herewith).*

    10.37 Deed of Lease, dated January 27, 1995, between ZMD Sports Investments Inc. and Sport Maska Inc. (filed herewith).*

    10.38 Deed of Lease, dated January 27, 1995, between ZMD Sports Investments Inc. and Sport Maska Inc. (filed herewith).*

    10.39 Deed of Lease, dated January 27, 1995, between ZMD Sports Investments Inc. and Sport Maska Inc. (filed herewith).*

    10.40 Settlement Agreement, dated November 21, 1995, among the Company, certain subsidiaries, the Buddy L Creditors Committee and certain Lenders (filed herewith).

    10.41 Standstill Agreement, dated as of June 5, 1995, among the Company, certain subsidiaries of the Company, certain lenders and certain shareholder entities. Filed as Exhibit 1 to the Form 8-K filed by the Company on June 9, 1995.

    10.42 Registration Rights Agreement, dated as of June 5, 1995, between the Company and certain lenders. Filed as Exhibit 2 to the Form 8-K filed by the Company on June 9, 1995.

    10.43 Form of Non-Escrowed Common Stock Warrant issued to certain lenders. Filed as Exhibit 3 to the Form 8-K filed by the Company on June 9, 1995.

    10.44 Form of Escrowed Common Stock Warrant issued to certain lenders. Filed as Exhibit 4 to the Form 8- K filed by the Company on June 9, 1995.

    10.45 Forbearance Agreement, dated as of June 5, 1995, among the Company, certain subsidiaries of the Company, certain lenders and certain shareholder entities. Filed as Exhibit 5 to the Form 8-K filed by the Company on June 9, 1995.

    10.46 Registration Rights Agreement, dated as of June 5, 1995, between the Company and Fleet Credit Corporation. Filed as
                  Exhibit 6 to the Form 8-K filed by the Company on June 9,
                  1995.

    10.47         Form of Common Stock Warrant issued to certain bank lenders.
                  Filed as Exhibit 7 to the Form 8-K filed by the Company on June 9, 1995.

    10.48 Intercreditor Agreement, dated as of June 5, 1995, among certain bank lenders, certain lenders, The Chase Manhattan Bank, N.A. and United States Trust Company of New York. Filed as Exhibit 8 to the Form 8-K filed by the Company on June 9, 1995.

    10.49 Executive Employment Agreement, dated as of January 30, 1995, between the Company and Richard S. Levy (filed herewith).*

    10.50 Amendment to Executive Employment Agreement, dated as of September 10, 1995, between the Company and Richard S. Levy (filed herewith).*

    21            Subsidiaries of the Company (filed herewith).

    23.1          Consent of Coopers & Lybrand L.L.P. (filed herewith).

    23.2          Consent of Raymond, Chabot, Martin Pare (filed herewith).