Form 10-Q
period 1996-03-30
SLM INTERNATIONAL INC /DE
filed 1996-05-28
CIK 880036

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1996

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to ______________________

Commission file number 0 - 19596

                             SLM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                              13-36-32297
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

30 Rockefeller Plaza, Suite 4314, New York, New York             10112-4399
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code 212-332-1610

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                    YES  X                             NO
                       -----                             -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                         Outstanding at May 17, 1996
- -------------------------------------------------------------------------------
  Common Stock,                                             18,859,679
 $.01 par value

                             SLM INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX

                                                                           PAGE NO.
- -----------------------------------------------------------------------------------
Part I   Financial Information

Item 1.  Financial Statements

         Consolidated Unaudited Statements of Operations for the Three
         Months Ended March 30, 1996 and April 1, 1995                         1

         Consolidated Unaudited Balance Sheets as of March 30, 1996 and
         December 31, 1995                                                     2

         Consolidated Unaudited Statements of Cash Flows for the Three
         Months Ended March 30, 1996 and April 1, 1995                         3

         Notes to Unaudited Consolidated Financial Statements                  4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                10

Part II  Other Information

Item 1.  Legal Proceedings                                                    13

Item 5.  Other Information                                                    13

Item 6.  Exhibits and Reports on Form 8-K                                     13

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (In thousands, except share data)

                                                                      For the Three Months Ended
                                                                     March 30,           April 1,
                                                                       1996                1995
                                                                    ------------       ------------
Net sales                                                           $    26,463        $    30,778
Cost of goods sold                                                       16,285             20,247
                                                                    -----------        -----------
        Gross profit                                                     10,178             10,531
Selling, general and administrative expenses                             10,419             13,171
                                                                    -----------        -----------
        Operating (loss)                                                   (241)            (2,640)
Debt related fees                                                         1,714              1,721
Interest expense                                                          3,183              2,872
Other expense, net                                                           55                 34
                                                                    -----------        -----------
        (Loss) from continuing operations before income taxes            (5,193)            (7,267)
Income taxes                                                                 --                 --
                                                                    -----------        -----------
        (Loss) from continuing operations                                (5,193)            (7,267)
(Loss) from discontinued operations                                          --                 --
                                                                    -----------        -----------
        Net (loss)                                                  $    (5,193)       $    (7,267)
                                                                    ===========        ===========
(Loss) per share from continuing operations                         $     (0.28)       $     (0.39)
(Loss) per share from discontinued operations                                --                 --
                                                                    -----------        -----------
        Net (loss) per share                                        $     (0.28)       $     (0.39)
                                                                    ===========        ===========
Average shares outstanding                                           18,859,679         18,859,679
                                                                    ===========        ===========

    The accompanying notes are an integral part of the unaudited consolidated financial statements.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)

                                                            March 30,       Dec. 31,
                                                              1996            1995
                                                           ----------      ----------
ASSETS
CURRENT ASSETS
Cash                                                       $  23,818       $  18,605
Accounts receivable, net                                      25,678          41,346
Inventories                                                   58,215          50,898
Prepaid expenses and other assets                              4,712           3,704
Net assets of discontinued operations                          7,393           9,856
                                                           ---------       ---------
        Total current assets                                 119,816         124,409
Property, plant and equipment, net                            13,648          13,496
Other assets                                                      70             123
                                                           ---------       ---------
        Total assets                                       $ 133,534       $ 138,028
                                                           =========       =========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Short-term debt                                            $      --       $      --
Accounts payable and accrued liabilities                      12,440          13,083
Long-term debt, current portion                                  596             702
Income taxes payable                                             533             536
                                                           ---------       ---------
        Total current liabilities                             13,569          14,321
Liabilities subject to compromise under
    reorganization proceedings                               203,194         201,814
Other liabilities                                                535             535
                                                           ---------       ---------
        Total liabilities                                    217,298         216,670
                                                           ---------       ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' (DEFICIT)
Common stock                                                     189             189
Additional paid-in capital                                    88,564          88,564
Retained (deficit)                                          (168,762)       (163,569)
Foreign currency translation adjustments                      (3,755)         (3,826)
                                                           ---------       ---------
        Total stockholders' (deficit)                        (83,764)        (78,642)
                                                           ---------       ---------

        Total liabilities and stockholders' (deficit)      $ 133,534       $ 138,028
                                                           =========       =========

    The accompanying notes are an integral part of the unaudited consolidated financial statements.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                               For the Three Months Ended
                                                                             March 30,             April 1,
                                                                               1996                  1995
                                                                             ---------            ---------
OPERATING ACTIVITIES:
Net (loss)                                                                    $ (5,193)            $ (7,267)
Adjustments to reconcile net (loss) to net cash
      provided by operating activities:
         Depreciation and amortization                                             690                  959
         Provisions for inventory, doubtful accounts and                         1,960                2,002
               other deductions
         Gain on sale and disposal of fixed assets                                  (6)                  --
         Loss on foreign exchange                                                   79                   29
Change in operating assets and liabilities:
         Accounts receivable                                                    13,839               18,400
         Inventories                                                            (8,003)              (2,058)
         Other assets                                                             (797)              (1,120)
         Accounts payable and accrued liabilities                                  244               (3,516)
         Interest payable                                                        3,144                 (421)
         Other                                                                      31                 (139)
         Discontinued operations                                                 2,463                   --
                                                                              --------             --------
               Net cash provided by operating activities                         8,451                6,869
                                                                              --------             --------
INVESTING ACTIVITIES:
         Purchases of fixed assets                                                (827)                (774)
         Proceeds from sales of fixed assets                                        20                   --
                                                                              --------             --------
               Net cash used in investing activities                              (807)                (774)
                                                                              --------             --------
FINANCING ACTIVITIES:
         Principal payments on debt                                             (2,430)             (13,608)
                                                                              --------             --------
               Net cash used in provided by financing activities                (2,430)             (13,608)
                                                                              --------             --------

Effects of foreign exchange rate changes on cash                                    (1)                   2
                                                                              --------             --------
Increase (decrease) in cash                                                      5,213               (7,511)
                                                                              --------             --------
Cash at beginning of period                                                     18,605                8,344
                                                                              --------             --------
Cash at end of period                                                         $ 23,818             $    833
                                                                              ========             ========

    The accompanying notes are an integral part of the unaudited consolidated financial statements.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements appearing in this quarterly report have been prepared on a basis consistent with the annual financial statements of SLM International, Inc. and subsidiaries (the "Company"). SLM International, Inc. and six of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Filing") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on October 24, 1995 (the "Petition Date"). The Company and those subsidiaries are presently operating their businesses in the ordinary course as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. The Bankruptcy Court has entered an order authorizing the joint administration of the Debtors' Chapter 11 cases (the "Chapter 11 Cases") (see Note 2).

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which, except as otherwise disclosed, assumes that assets will be realized and liabilities will be discharged in the normal course of business, and do not include any adjustments which might result from the outcome of the Chapter 11 Cases.

In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the Company's Unaudited Consolidated Statements of Operations, Balance Sheets and Statements of Cash Flows for the interim period in 1996 and the corresponding period in 1995 have been included. These unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. Results for the interim period are not necessarily a basis from which to project results for the full year due to the seasonality of the Company's business and the Chapter 11 Filing. These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995. Certain prior-year amounts have been reclassified to conform to the current year presentation.

Cash consists of cash and highly liquid short-term investments with original maturities of three months or less. The Company invests excess funds in reverse-repurchase agreements with Fleet Credit Corporation ("Fleet"). On March 30, 1996, the Company purchased $16,918 of U.S. Government backed securities under agreements to resell on dates through April 3, 1996. Due to the short-term nature of these investments, the Company did not take physical possession of the securities, which were instead held in Fleet's safe keeping account at the Federal Reserve, their Trust Department or vault. The Company believes it is not exposed to any significant credit risk on cash equivalents.

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

3. LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS

Substantially all of the Company's liabilities as of the Petition Date are subject to settlement under a plan of reorganization. The Company is generally not permitted to make payments with respect to its pre-Petition Date liabilities until a plan of reorganization has been confirmed by the Bankruptcy Court.

Liabilities subject to compromise under reorganization proceedings consisted of:

                                                                       Mar. 30,           Dec. 31,
                                                                         1996               1995
                                                                       --------           --------
         Priority Claims                                               $    605           $    605
         Secured Debt
                 Principal                                               98,552            100,876
                 Interest                                                 6,657              3,513
         General Unsecured Claims                                        12,715             12,155
         Unsecured Debt, Principal and Interest                          84,665             84,665
         -----------------------------------------------------------------------------------------
                                                                       $203,194           $201,814
         =========================================================================================

Priority claims, the repayment of which the Company is required to prioritize under bankruptcy law, are comprised principally of income and property tax claims. Unsecured debt includes amounts which may ultimately be deemed secured. It is not practicable to estimate the fair value of the Company's liabilities subject to compromise under reorganization proceedings.

4. DISCONTINUED OPERATIONS

In December 1994, the Company determined that it would hold its investments in its Buddy L toy and fitness businesses for sale. Accordingly, the results of operations of these businesses have been accounted for as discontinued operations for all periods in the accompanying unaudited consolidated financial statements. On March 2, 1995, Buddy L Inc. filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. On May 9, 1995, the Company accepted the bid to sell certain assets and liabilities of the Buddy L toy business to Empire of Carolina, Inc. The bid was approved by the Bankruptcy Court on May 19, 1995 and the transaction closed on July 7, 1995. The court approved sale of the fitness business was completed on June 30, 1995. At December 31, 1994, the Company recorded a loss of $11,335, net of income taxes, for the disposition of its discontinued operations, including the estimated 1995 operating loss through the disposition date. As a result of the finalization of the sale of the Buddy L toy and fitness businesses, the terms of which changed substantially from those previously proposed; a change in the anticipated distribution of the sale proceeds amongst the various creditors and the liquidation of the remaining Buddy L assets (primarily accounts receivable and real property); and an increase in estimated phase out costs, an additional loss from disposition of discontinued operations of $25,569 was recorded during the second quarter of the year ended December 31, 1995. Net assets of discontinued operations of $7,393 at March 30, 1996 and $9,856 at December 31, 1995, consisted primarily of accounts receivable and real property.

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


5. DEBT RELATED FEES

As a result of the Company's significant losses in the year ended December 31, 1994, the resultant non-compliance with covenants in its various financing agreements, the involuntary bankruptcy action initiated by its Senior Noteholders, the Standstill Agreements with its lenders and the Filing, the Company's continuing operations incurred significant legal and professional fees totaling $1,714 and $1,721 for the three months ended March 30, 1996 and April 1, 1995, respectively. These fees include the cost of the Company's legal counsellors, financial advisors and consultants, as well as those of its bankers, Senior Noteholders and creditors and additionally, 1995 included certain payments made directly to these lenders. The debt related fees for the three months ended March 30, 1996 are net of $99 of interest earned on accumulated cash resulting from the Filing. These costs are included as Debt Related Fees in the Unaudited Consolidated Statement of Operations for the periods then ended. It is anticipated that additional significant reorganization related fees will be incurred in future periods.

Additionally, as a result of the Company's defaults under its financing agreements, its financial condition and the terms of the Standstill Agreements, since February 1995 the Company has been charged an additional 3.0% interest on its bank debt and the interest rate on the 6.76% Senior Notes has been increased to 15%. These higher interest rates resulted in incremental interest expense of $1,007 and $783 for the three months ended March 30, 1996 and April 1, 1995, respectively, which is included in Interest Expense in the Unaudited Consolidated Statements of Operations.

The debt related fees and default interest costs represent 52.4% and 34.5% of the Company's loss from continuing operations for the periods then ended.

6. INVENTORIES

Inventories consist of:

                                                March 30, 1996              Dec. 31, 1995
                                                --------------              -------------
        Finished products                          $48,418                     $38,948
        Work in process                              3,303                       4,143
        Raw materials and supplies                   6,494                       7,807
                                                   -------                     -------
                                                   $58,215                     $50,898
                                                   =======                     =======

7. INDEBTEDNESS

As a result of the Chapter 11 Filing, certain of the Company's indebtedness is subject to resolution under a plan of reorganization to be voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. The related debt has been classified as non-current and included in liabilities subject to compromise under reorganization proceedings, at March 30, 1996 and December 31, 1995. Since October 1, 1994, the Company has not been in compliance with certain financial and other covenants in its principal financing agreements, including those with its banks and Senior Noteholders.

On June 5, 1995, the Company and its bank lenders and Senior Noteholders entered into standstill agreements (the "Standstill Agreements") that provided a period of continued financing of the Company by its lenders, a sharing of certain collateral by its bank lenders and Senior Noteholders and provided the Company with a period in which to restructure its debt without further judicial proceedings. Under the terms of the Standstill Agreements, the interest rate on the 6.76% Senior Notes was increased to 15% effective February 15, 1995 and, subject to certain adjustments, would have increased to a maximum of 19% during the agreement period and the interest was payable at 9% with the remaining interest payable at the end of the Standstill Agreement period. The Standstill Agreements provided the Company's lenders with warrants for an aggregate of 2.0 million shares of the Company's common stock, with an exercise price of $2.45 per share and 0.5 million shares with an exercise price of $2.27 per share. Under certain conditions the Company may repurchase these warrants below the exercise price. Additionally, in June 1995, in connection with the Standstill Agreements, the Senior Noteholders withdrew the March 1995 involuntary bankruptcy petitions they had filed against the Company and its subsidiaries in Canada.

In December 1992, the Company entered into a Loan and Security Agreement ("Bank Agreement") with a syndicate of banks led by Fleet Credit Corporation. Borrowings under the Bank Agreement are collateralized by certain of the Company's accounts receivable and inventory, and the common stock of certain subsidiaries and are cross collateralized and guaranteed by such subsidiaries. Borrowings are based upon eligible accounts receivable and inventories. Total amounts outstanding under the Bank Agreement were $94,006 and $96,330 at March 30, 1996 and December 31, 1995, respectively, and as a result of the Filing are classified as liabilities subject to compromise under reorganization proceedings.

The Bank Agreement contains certain administrative and financial covenants which require maintenance of specified ratios and cross-defaults with the Company's other financing agreements. Since October 1, 1994, the Company has not been in compliance with these covenants.

Borrowings under the Bank Agreement bear interest at the bank's U.S. prime rate (8.25% at March 30, 1996 and 8.5% at December 31, 1995) plus 1.0% payable monthly. In addition, the Company is charged a monthly commitment fee of 0.25% to 0.375% of the unused portion of the facility. However, since February 23, 1995, the Company has been charged a default rate of interest at the U.S. prime rate plus 4.0% payable monthly.

In March 1994, the Company completed a private placement of $75,000 of its 6.76% Senior Notes due February 15, 2004 ("Senior Notes") with a group of eight insurance companies. The Senior Notes contain certain administrative and financial covenants including maintenance of minimum net worth and debt limitation and cross-default with the Company's other financing agreements. Additionally, the Senior Notes are cross-guaranteed by certain of the Company's subsidiaries, the shares of which are co-pledged to the Senior Noteholders and the lenders under the Bank Agreement. Since October 1, 1994 the Company has not been in compliance with these covenants.

During the reorganization proceedings the Company is generally not permitted to pay interest. During such time, the Company will record interest expense only to the extent paid or earned during the proceedings and to the extent it is probable that the Bankruptcy Court will allow interest on pre-Petition Date debt as a priority, secured or unsecured claim. The excess of contractual interest expense over recorded interest expense for the year ended December 31, 1995 and through the three months ended March 30, 1996 was approximately $2,100 and $5,800, respectively.

8. CONTINGENCIES AND LITIGATION

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

Maska has undertaken its own investigation to determine the extent of contamination, the rate of movement and the concentration of the contaminants, the appropriate action required for site remediation and the identification of other parties who should bear a share of the costs of remediation. Maska may seek recovery against the former owners of its Bradford property and facility and certain of their affiliated companies for the costs of such investigation, remediation and the settlement with the adjacent property owner discussed below. In addition, Maska has brought suit against certain of its insurance carriers for their failure to defend or indemnify Maska with respect to these claims. It is uncertain at this time whether the prior owner or the Company's insurers will bear their share of the costs and any damages. During April 1996, Maska and the State of Vermont signed a consent decree setting forth the terms under which Maska will remediate the contaminated property. The consent decree was approved by the Bankruptcy Court on May 14, 1996. The consent decree is subject to several conditions, including payment by the Company of approximately $250 in certain civil penalties and certain State of Vermont oversight fees. The Company has previously accrued approximately $250 related to the consent decree.

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

In 1992, the owner of a property adjacent to Maska's manufacturing facility in Bradford, Vermont, filed an action in Vermont Superior Court alleging that its property has been contaminated as a result of the Company's manufacturing activities and seeking compensatory and punitive damages under the Vermont Groundwater Protection Law and various common law theories. During June 1995, Maska reached a settlement of all claims with the adjacent landowner consisting of $1,000 cash (which was paid during July 1995) and a $6,000 note bearing interest at 10% payable over five years based on a twenty year amortization with the balance of principal payable in June 2000. The Company recorded a provision of $7,000 for this settlement during the year ended December 31, 1995.

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

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

On October 24, 1995, SLM International, Inc. and six of its subsidiaries filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company and those subsidiaries chose to seek court protection from creditors in order to conduct their operations while preparing a reorganization plan. The Bankruptcy Court has authorized the Company to use the cash generated by its operations to continue to fund its business obligations. While the Company attempted, and would have preferred, to reorganize outside of a bankruptcy court proceeding, the Company viewed the Filing as the most viable alternative available given the adverse impact on the businesses of inadequate liquidity. Nevertheless, disruptions that occurred prior to and which may have been or may be caused by the Filing will affect the Company's operating performance for a given period and could continue to affect the Company's results throughout 1996.

On March 6, 1995, the Senior Noteholders filed involuntary bankruptcy petitions against certain of the Company's U.S. subsidiaries in the U.S. and against the Company and certain of its Canadian subsidiaries in Canada. On March 24, 1995, the United States Bankruptcy Court dismissed the involuntary petition filed against two of the Company's U.S. subsidiaries (Maska U.S., Inc. and #1 Apparel, Inc.). During June 1995, the Company entered into Standstill Agreements with its bank lenders and Senior Noteholders that provided a period of continued financing by its lenders, a sharing of collateral by the bank lenders and Senior Noteholders and provided the Company a period (through December 31, 1995) in which to restructure its debt without further judicial proceedings. Additionally, the Company retained the investment banking firm of Bear Stearns & Co., Inc. to assist the Company in exploring a wide variety of possible financial transactions, including refinancing existing debt and obtaining equity capital. In June 1995, in connection with the Standstill Agreements, the Noteholders withdrew involuntary bankruptcy filings against the Company and its subsidiaries in Canada.

As a result of significant operating losses in its toy and fitness businesses during 1994, the Company decided in December 1994 that it would hold its investment in Buddy L for sale. Consequently, these businesses have been accounted for as discontinued operations. On March 2, 1995, the Company's wholly-owned subsidiary Buddy L Inc. filed for reorganization under Chapter 11 of the United States Bankruptcy Code. On May 9, 1995, the Company accepted the bid to sell certain assets and liabilities of the Buddy L toy business to Empire of Carolina, Inc. The bid was approved by the Bankruptcy Court on May 19, 1995 and the transaction closed on July 7, 1995. The court approved sale of the fitness business was completed on June 30, 1995. For further information concerning discontinued operations, see Note 4 to the Unaudited Consolidated Financial Statements presented elsewhere herein.

The following discussion provides an assessment of the Company's results of continuing operations and liquidity and capital resources and should be read in conjunction with the Unaudited Consolidated Financial Statements of the Company and Notes thereto included elsewhere herein. (All references to "Note(s)" are to the Notes to Unaudited Consolidated Financial Statements).

RESULTS OF CONTINUING OPERATIONS FOR THE QUARTER ENDED MARCH 30, 1996

1996 COMPARED TO 1995

Net sales of the Company's continuing operations decreased 14.0% to $26.5 million in the three months ended March 30, 1996 as compared to $30.8 million in the three months ended April 1, 1995. The decline in sales included decreases of 17.7% in hockey, figure and in-line roller skates and 9.7% in protective equipment, while sales of licensed sports apparel declined 13.3%.

Sales in 1996 were negatively affected by a generally weak retail environment, high retailer inventories, poor weather and reduced sales of excess, obsolete and slow moving inventories. Furthermore, the Company has reduced the levels of business it conducts with certain specialty retailers and mass merchandisers to whom previous sales were made at low margins and high credit risk. In addition, the growth rate of in-line skate sales has slowed as the market begins to mature.

Gross profit for the three months was $10.2 million in 1996 compared to $10.5 million in 1995, a decrease of 3.4%. Measured as a percentage of net sales, gross profit margins increased to 38.5% in 1996 from 34.2% in 1995. Gross profit margins in 1996 increased due to a favorable product mix, and by lower sales of excess, obsolete and slow moving inventories as compared to 1995. In addition, gross profit during the three months ended April 1, 1995 was negatively affected by unabsorbed factory overhead costs resulting from a lockout of unionized employees at the Company's skate blade manufacturing facility in Beauport, Quebec.

For the three months ended March 30, 1996, selling, general and administrative expenses decreased 20.9% to $10.4 million compared to $13.2 million in the prior year period. Measured as a percentage of net sales, these expenses were 39.4% in 1996 versus 42.8% in 1995. Expenses decreased primarily as a result of reduced variable selling costs, principally royalties and commissions, lower legal expenses associated with certain cases that were either settled or delayed due to the Company's financial difficulties and generally lower operating expenses due to the Company's efforts to reduce costs.

Operating losses for the three months ended March 30, 1996 were $0.2 million compared to $2.6 million in the comparable prior year period.

As a result of the Company's Chapter 11 Cases, its continuing operations incurred significant legal and professional fees totaling $1.7 million during the three months ended March 30, 1996 and $1.7 million during the same prior year period. These fees include the cost of the Company's legal counsellors, financial advisors and consultants, as well as those of certain of its creditors. These costs, which represent approximately 33.0% and 23.7% of the Company's net loss for the three months ended March 30, 1996 and April 1, 1995, respectively, are included as Debt Related Fees in the Unaudited Consolidated Statements of Operations for the periods then ended. It is anticipated that additional debt related fees will be incurred during the balance of 1996.

Interest expense increased to $3.2 million in the three months ended March 30, 1996 from $2.9 million in the three months ended April 1, 1995. The increase is due to a higher average secured debt level in 1996 and the allocation of interest expense to discontinued operations in 1995. In addition, during the reorganization proceedings the Company is generally not permitted to pay interest. During such time, the Company will record interest expense only to the extent paid or earned during the proceedings and to the extent it is probable that the Bankruptcy Court will allow interest on pre-Petition Date debt as a priority, secured or unsecured claim.

The Company's loss from continuing operations for the three months ended March 30, 1996 was $5.2 million ($0.28 per share) compared to $7.3 million ($0.39 per share) in the comparable prior year period.

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

During the three months ended March 30, 1996, net cash provided by operating activities was $8.5 million compared to $6.9 million in the three months ended April 1, 1995. Cash provided in 1996 included $2.5 million from discontinued operations.

Cash flows used in investing activities during both the three months ended March 30, 1996 and April 1, 1995 included purchases of fixed assets of $0.8 million. Net cash flows used by financing activities during the period ended March 30, 1996 were approximately $2.4 million, resulting primarily from the use of cash from discontinued operations for principal payments on the Company's secured debt as allowed by the Bankruptcy Court. In the comparable 1995 period, net cash flows used by financing activities were approximately $13.6 million, resulting from the repayment of short-term bank borrowings.

The Company follows the customary practice in the sporting goods industry of offering extended payment terms to credit worthy customers on qualified orders. The Company's working capital requirements generally peak in the third and fourth quarters as it builds inventory and makes shipments under these extended payment terms.

                             SLM INTERNATIONAL, INC.
                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to Note 8 of Notes to Unaudited Consolidated Financial Statements included in Part I of this report.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits: None

         (b) Reports filed on Form 8-K during the quarter ended March 30, 1996.

             On March 15, 1996, the Company filed a Form 8-K with respect to entering into a Memorandum of Understanding with the plaintiffs in the class action litigation in In Re SLM International, Inc. Securities Litigation.

                             SLM INTERNATIONAL, INC.


                                   SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  SLM INTERNATIONAL, INC.
                                       (REGISTRANT)


                                  By: /s/ John A. Sarto
                                      -------------------------------------
                                      Name:  John A. Sarto
                                      Title: Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)



                                  By: /s/ Kenneth A. Bloom
                                      -------------------------------------
                                      Name:  Kenneth A. Bloom
                                      Title: Vice President
                                             (Principal Accounting Officer)

Date: May 20, 1996

                           EXHIBIT INDEX


                  Exhibit No.         Description
                  ----------          -----------

                      27              Financial Data Schedule