Form 10-K/A
period 1995-12-31
SLM INTERNATIONAL INC /DE
filed 1996-07-19
CIK 880036

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

  AMENDMENT NO. 1 TO THE ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



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

(a)(1) Financial Statements required by Item 14 are included and indexed in Part II, Item 8.
(a)(2) The financial statement schedules filed as part of the Form
       10-K include the following:


       SCHEDULE                                                  PAGE

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

       3.3 Amendment to the Certificate of Incorporation of the Company dated May 26, 1994.

       3.4 Certificate of Designations, Preferences and Rights of Series A Junior Preferred Shares.

       4.1 Rights Agreement, dated February 1, 1995, between the Company and Fleet National Bank, as rights agent.

      10.1 Employment Agreement, dated January 1, 1993, between Howard J. Zunenshine and the Company. Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.*

      10.2 Lease, dated October 22, 1991, between ZMD Sports Investments Inc. and SLM Canada Inc. Filed as Exhibit 10.39 to the Company's Registration Statement (No. 33-43302) on Form S-1 and incorporated herein by reference.

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

      10.7 Form of Grant of Stock Option under 1991 Stock Option Plan of the Company. Filed as Exhibit 10.68 to the Company's Registration Statement (No. 33-43302) on Form S-1 and incorporated herein by reference.*

      10.8 Form of Grant of Stock Option under 1991 Stock Option Plan of the Company. Filed as Exhibit 10.69 to the Company's Registration Statement (No. 33-43302) on Form S-1 and incorporated by reference.*

      10.9 Employment Agreement, dated as of January 1, 1993, between David Zunenshine and the Company. Filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.*

     10.10 Management Agreement, dated as of July 1, 1994, between Elkana Limited Liability Co. and the Company. Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.*

     10.11 Loan and Security Agreement dated as of December 3, 1992 among SLM International, Inc., SLM Inc., SLM Canada Inc., Sport Maska, Inc., Maska U.S. Inc., Buddy L (Hong Kong) Limited, Mitchel & King Skates Limited, the lenders named therein and Fleet Credit Corporation. Filed as Exhibit 1 to the Form 8-K of the Company filed on December 28, 1992.

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

     10.13 Canadian Asset Purchase Agreement, dated as of January 18, 1994, between K-Brand Ltd. and K-Products, Inc. and #1 Apparel Canada Inc. and the Company. Filed as Exhibit 1 to the Form 8-K of the Company filed on February 14, 1994.

     10.14 U.S. Asset Purchase Agreement, dated as of January 18, 1994, between K-Products, Inc. and #1 Apparel, Inc. and the Company. Filed as
           Exhibit 2 to the Form 8-K of the Company filed on February 14, 1994.

     10.15 Fourth Amendment to Loan and Security Agreement, dated as of March 4, 1994, among the Company, Buddy L Inc. (f/k/a SLM Inc.), Buddy L. Canada Inc. (f/k/a SLM Canada Inc.), Sport Maska Inc., Maska U.S., Inc., Buddy L (Hong Kong) Limited, Mitchel & King Skates Limited, The Toy Factory, Inc., Consumer InfoMarketing, Inc. (f/k/a InfoMarketing Inc.), #1 Apparel, Inc., #1 Apparel Canada Inc., Buddy L St. Thomas, Inc., the lenders named therein and Fleet Credit Corporation, as agent. Filed as Exhibit 1 to the Form 8-K filed by the Company on March 25, 1994.

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

     10.19 Fifth Amendment to Loan and Security Agreement, dated as of March 31, 1994, among the Company, Buddy L Inc. (f/k/a SLM Inc.), Buddy L. Canada Inc. (f/k/a SLM Canada Inc.), Sport Maska Inc., Maska U.S., Inc., Buddy L (Hong Kong) Limited, Mitchel & King Skates Limited, The Toy Factory, Inc.,

           Consumer InfoMarketing Inc. (f/k/a InfoMarketing Inc.), #1 Apparel, Inc., #1 Apparel Canada Inc., Buddy L St. Thomas, Inc., the lenders named therein and Fleet Credit Corporation, as agent. Filed as
           Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

     10.20 Executive Employment Agreement, dated as of October 12, 1994, between John A. Sarto and the Company. Filed as Exhibit 12.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994 and incorporated herein by reference.*

     10.21 Retail License Agreement, dated March 8, 1995, between Maska U.S. Inc. and NHL Enterprises Inc. Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.*

     10.22 Retail License Agreement, dated March 8, 1995, between Sport Maska Inc. and NHL Enterprises Canada Inc. Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.*

     10.23 Sixth Amendment to Loan and Security Agreement, dated as of July 13, 1994, among the Company, Buddy L Inc., Buddy L Canada Inc., Sport Maska Inc., Maska U.S., Inc., Buddy L (Hong Kong) Limited, Mitchel & King Skates Limited, The Toy Factory, Inc., Consumer InfoMarketing, Inc., #1 Apparel, Inc., Buddy L St. Thomas, Inc., the lenders named therein and Fleet Credit Corporation, as agent. Filed as Exhibit 1 to the Form 8-K filed by the Company on August 1, 1994.

     10.24 Amendment to Loan and Security Agreement dated as of February 23, 1995, among the Company, Buddy L Inc., Buddy L Canada Inc., Sport Maska Inc., Maska U.S., Inc., Buddy L (Hong Kong) Limited, Mitchel & King Skates Limited, The Toy Factory, Inc., Consumer InfoMarketing, Inc., #1 Apparel, Inc., Buddy L St. Thomas, Inc., the lenders named therein and Fleet Credit Corporation, as agent. Filed as Exhibit
           10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

     10.25 Amendment, dated as of December 2, 1994, to the Employment Agreement dated as of January 1, 1993 between Howard J. Zunenshine and the Company. Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.*

     10.26 Amendment to Executive Employment Agreement, dated June 1, 1995, between the Company and Howard J. Zunenshine (filed herewith).*

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

     10.43 Form of Non-Escrowed Common Stock Warrant issued to certain lenders. Filed as Exhibit 3 to the Form 8-K filed by the Company on June 9, 1995.

     10.44 Form of Escrowed Common Stock Warrant issued to certain lenders. Filed as Exhibit 4 to the Form 8-K filed by the Company on June 9, 1995.

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

     27.1 Financial Data Schedule for the year ended December 31, 1995 (filed herewith).


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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 19th day of July, 1996.

                          SLM INTERNATIONAL, INC.

                          By:      /s/ John A. Sarto
                              --------------------------------------------------
                          Name:    John A. Sarto
                          Title:   Vice President and Chief Financial Officer


Pursuant to the requirements of the Securities Act of 1934, this Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.



Signature                                      Title                                                  Date
- ---------                                      -----                                                  ----

                  *                            Chairman of the Board and Director                     July 19, 1996
- ----------------------------------------
         David Zunenshine*


                  *                            Chief Executive Officer and Director                   July 19, 1996
- ----------------------------------------       (Principal Executive Officer)
         Howard J. Zunenshine*


/s/      John A. Sarto                         Vice President and Chief Financial Officer             July 19, 1996
- ----------------------------------------       (Principal Financial Officer)
         John A. Sarto


/s/      Kenneth A. Bloom                      Vice President                                         July 19, 1996
- ----------------------------------------       (Principal Accounting Officer)
         Kenneth A. Bloom


                *                              Director                                               July 19, 1996
- ----------------------------------------
         Michael Zunenshine*


                *                              Director                                               July 19, 1996
- ----------------------------------------
         James C. Jarocki*


                *                              Director                                               July 19, 1996
- ----------------------------------------
         Donald M. Flaks*



* By:  John A Sarto
      ----------------------------------
         Attorney-in-Fact

                                  EXHIBIT INDEX

Exhibit No.   Description

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

   3.3 Amendment to the Certificate of Incorporation of the Company dated May 26, 1994.

   3.4 Certificate of Designations, Preferences and Rights of Series A Junior Preferred Shares.

   4.1 Rights Agreement, dated February 1, 1995, between the Company and Fleet National Bank, as rights agent.

   10.1 Employment Agreement, dated January 1, 1993, between Howard J. Zunenshine and the Company. Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.*

   10.2 Lease, dated October 22, 1991, between ZMD Sports Investments Inc. and SLM Canada Inc. Filed as Exhibit 10.39 to the Company's Registration Statement (No. 33-43302) on Form S-1 and incorporated herein by reference.

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

   10.7 Form of Grant of Stock Option under 1991 Stock Option Plan of the Company. Filed as Exhibit 10.68 to the Company's Registration Statement (No. 33-43302) on Form S-1 and incorporated herein by reference.*

   10.8 Form of Grant of Stock Option under 1991 Stock Option Plan of the Company. Filed as Exhibit 10.69 to the Company's Registration Statement (No. 33-43302) on Form S-1 and incorporated by reference.*

   10.9 Employment Agreement, dated as of January 1, 1993, between David Zunenshine and the Company. Filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.*

   10.10 Management Agreement, dated as of July 1, 1994, between Elkana Limited Liability Co. and the Company. Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.*

   10.11 Loan and Security Agreement dated as of December 3, 1992 among SLM International, Inc., SLM Inc., SLM Canada Inc., Sport Maska, Inc., Maska U.S. Inc., Buddy L (Hong Kong) Limited, Mitchel & King Skates Limited, the lenders named therein and Fleet Credit Corporation. Filed as Exhibit 1 to the Form 8-K of the Company filed on December 28, 1992.

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

   10.14 U.S. Asset Purchase Agreement, dated as of January 18, 1994, between K-Products, Inc. and #1 Apparel, Inc. and the Company. Filed as Exhibit 2 to the Form 8-K of the Company filed on February 14, 1994.

   10.15 Fourth Amendment to Loan and Security Agreement, dated as of March 4, 1994, among the Company, Buddy L Inc. (f/k/a SLM Inc.), Buddy
              L. Canada Inc. (f/k/a SLM Canada Inc.), Sport Maska Inc., Maska U.S., Inc., Buddy L (Hong Kong) Limited, Mitchel & King Skates Limited, The Toy Factory, Inc., Consumer InfoMarketing, Inc. (f/k/a InfoMarketing Inc.), #1 Apparel, Inc., #1 Apparel Canada Inc., Buddy L St. Thomas, Inc., the lenders named therein and Fleet Credit Corporation, as agent. Filed as Exhibit 1 to the Form 8-K filed by the Company on March 25, 1994.

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

   10.19 Fifth Amendment to Loan and Security Agreement, dated as of March 31, 1994, among the Company, Buddy L Inc. (f/k/a SLM Inc.), Buddy
              L. Canada Inc. (f/k/a SLM Canada Inc.), Sport Maska Inc., Maska U.S., Inc., Buddy L (Hong Kong) Limited, Mitchel & King Skates Limited, The Toy Factory, Inc., Consumer InfoMarketing Inc. (f/k/a InfoMarketing Inc.), #1 Apparel, Inc., #1 Apparel Canada Inc., Buddy L St. Thomas, Inc., the lenders named therein and Fleet Credit Corporation, as agent. Filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

   10.20 Executive Employment Agreement, dated as of October 12, 1994, between John A. Sarto and the Company. Filed as Exhibit 12.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994 and incorporated herein by reference.*

   10.21 Retail License Agreement, dated March 8, 1995, between Maska U.S. Inc. and NHL Enterprises Inc. Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.*

   10.22 Retail License Agreement, dated March 8, 1995, between Sport Maska Inc. and NHL Enterprises Canada Inc. Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.*

   10.23 Sixth Amendment to Loan and Security Agreement, dated as of July 13, 1994, among the Company, Buddy L Inc., Buddy L Canada Inc., Sport Maska Inc., Maska U.S., Inc., Buddy L (Hong Kong) Limited, Mitchel & King Skates Limited, The Toy Factory, Inc., Consumer InfoMarketing, Inc., #1 Apparel, Inc., Buddy L St. Thomas, Inc., the lenders named therein and Fleet Credit Corporation, as agent. Filed as Exhibit 1 to the Form 8-K filed by the Company on August 1, 1994.

   10.24 Amendment to Loan and Security Agreement dated as of February 23, 1995, among the Company, Buddy L Inc., Buddy L Canada Inc., Sport Maska Inc., Maska U.S., Inc., Buddy L (Hong Kong) Limited, Mitchel & King Skates Limited, The Toy Factory, Inc., Consumer InfoMarketing, Inc., #1 Apparel, Inc., Buddy L St. Thomas, Inc., the lenders named therein and Fleet Credit Corporation, as agent. Filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

   10.25 Amendment, dated as of December 2, 1994, to the Employment Agreement dated as of January 1, 1993 between Howard J. Zunenshine and the Company. Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.*

   10.26 Amendment to Executive Employment Agreement, dated June 1, 1995, between the Company and Howard J. Zunenshine (filed herewith).*

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

   10.43 Form of Non-Escrowed Common Stock Warrant issued to certain lenders. Filed as Exhibit 3 to the Form 8-K filed by the Company on June 9, 1995.

   10.44 Form of Escrowed Common Stock Warrant issued to certain lenders. Filed as Exhibit 4 to the Form 8-K filed by the Company on June 9, 1995.

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

   27.1 Financial Data Schedule for the year ended December 31, 1995 (filed herewith).