Form 10-Q
period 1996-06-29
SLM INTERNATIONAL INC /DE
filed 1996-08-23
CIK 880036

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

   (Mark One)

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1996

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                    YES  X        NO
                        ------       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at August 23, 1996
           -----                                 ------------------------------
       Common Stock,                                       18,859,679
      $.01 par value

                             SLM INTERNATIONAL, INC.
                                    FORM 10-Q

                                      INDEX



                                                                        PAGE NO.
                                                                        --------
Part I     Financial Information

Item 1.    Financial Statements

           Unaudited Consolidated Statements of Operations
           for the Three Months and Six Months Ended
           June 29, 1996 and July 1, 1995                                 1

           Unaudited Consolidated Balance Sheets as of
           June 29, 1996 and December 31, 1995                            2

           Unaudited Consolidated Statements of Cash
           Flows for the Six Months Ended June 29, 1996
           and July 1, 1995                                               3

           Notes to Unaudited Consolidated Financial Statements           4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           11

Part II    Other Information

Item 1.    Legal Proceedings                                             15

Item 5.    Other Information                                             15

Item 6.    Exhibits and Reports on Form 8-K                              15

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (In thousands, except share data)




                                                           For the Three Months                    For the Six Months
                                                                  Ended                                  Ended
                                                    June 29, 1996       July 1, 1995       June 29, 1996      July 1, 1995
                                                    -------------       ------------       -------------      ------------
Net sales                                            $     33,252       $     38,173       $     59,715       $     68,951
Cost of goods sold                                         21,371             23,537             37,656             43,784
                                                     ------------       ------------       ------------       ------------
    Gross profit                                           11,881             14,636             22,059             25,167
Selling, general and administrative expenses               10,809             12,847             21,228             26,018
Unusual charges (see Note 5)                                 --                7,000               --                7,000
                                                     ------------       ------------       ------------       ------------
    Operating income (loss)                                 1,072             (5,211)               831             (7,851)
Debt related fees (see Note 6)                              1,912              3,556              3,626              5,277
Other expense (income), net                                   (18)               122                 37                156
Interest expense                                            3,097              3,438              6,280              6,310
                                                     ------------       ------------       ------------       ------------
    (Loss) from continuing operations before
        income taxes                                       (3,919)           (12,327)            (9,112)           (19,594)
Income taxes                                                 --                 --                 --                 --
                                                     ------------       ------------       ------------       ------------
    (Loss) from continuing operations                      (3,919)           (12,327)            (9,112)           (19,594)
(Loss) from disposition of discontinued
  operations, net of income taxes of nil
  (see Note 4)                                               --              (25,569)              --              (25,569)
                                                     ------------       ------------       ------------       ------------
    Net (loss)                                       $     (3,919)      $    (37,896)      $     (9,112)      $    (45,163)
                                                     ============       ============       ============       ============
    (Loss) per share from continuing operations      $      (0.21)      $      (0.65)      $      (0.48)      $      (1.03)
(Loss) per share from disposition of
  discontinued operations                                    --                (1.36)              --                (1.36)
                                                     ------------       ------------       ------------       ------------
    Net (loss) per share                             $      (0.21)      $      (2.01)      $      (0.48)      $      (2.39)
                                                     ============       ============       ============       ============
Average shares outstanding                             18,859,679         18,859,679         18,859,679         18,859,679
                                                     ============       ============       ============       ============


               The accompanying notes are an integral part of the
                  unaudited consolidated financial statements.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)




                                                      June 29, 1996      Dec. 31, 1995
                                                      -------------      -------------
ASSETS
CURRENT ASSETS
Cash                                                     $  15,816         $  18,605
Accounts receivable, net                                    33,827            41,346
Inventories                                                 58,697            50,898
Prepaid expenses and other assets                            4,551             3,704
Net assets of discontinued operations                        5,910             9,856
                                                         ---------         ---------
    Total current assets                                   118,801           124,409
Property, plant and equipment, net                          13,331            13,496
Other assets                                                    62               123
                                                         ---------         ---------
    Total assets                                         $ 132,194         $ 138,028
                                                         =========         =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Short-term debt                                          $    --           $    --
Accounts payable and accrued liabilities                    13,057            13,083
Long-term debt, current portion                                513               702
Income taxes payable                                           561               536
                                                         ---------         ---------
    Total current liabilities                               14,131            14,321
Liabilities subject to compromise under
    reorganization proceedings                             205,274           201,814
Other liabilities                                              535               535
                                                         ---------         ---------
    Total liabilities                                      219,940           216,670
                                                         ---------         ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' (DEFICIT)
Common stock                                                   189               189
Additional paid-in capital                                  88,564            88,564
Retained (deficit)                                        (172,681)         (163,569)
Foreign currency translation adjustments                    (3,818)           (3,826)
                                                         ---------         ---------
    Total stockholders' (deficit)                          (87,746)          (78,642)
                                                         ---------         ---------

    Total liabilities and stockholders' (deficit)        $ 132,194         $ 138,028
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

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)




                                                                     For the Six Months Ended
                                                                   June 29, 1996     July 1, 1995
                                                                   -------------     ------------
OPERATING ACTIVITIES:
Net (loss)                                                            $ (9,112)        $(45,163)
Adjustments to reconcile net (loss) to net cash provided by
      (used in) operating activities:
        Loss from discontinued operations, including loss on
             disposal                                                     --             25,569
        Litigation settlements                                            --              7,000
        Depreciation and amortization                                    1,406            1,785
        Provisions for inventory, doubtful accounts and other
             deductions                                                  5,340            3,849
        Gain on sale and disposal of fixed assets                          (31)            --
        Loss on foreign exchange                                            91              362
Change in operating assets and liabilities:
        Accounts receivable                                              3,438           11,552
        Inventories                                                     (8,981)            (592)
        Other assets                                                      (722)            (715)
        Accounts payable and accrued liabilities                           668           (9,136)
        Interest payable                                                 6,205            2,478
        Other                                                             --               (171)
        Discontinued operations                                          3,946             --
                                                                      --------         --------
           Net cash provided by (used in) operating activities           2,248           (3,182)
                                                                      --------         --------
INVESTING ACTIVITIES:
        Purchases of fixed assets                                       (1,342)          (1,320)
        Proceeds from sales of fixed assets                                165             --
                                                                      --------         --------
           Net cash used in investing activities                        (1,177)          (1,320)
                                                                      --------         --------
FINANCING ACTIVITIES:
        Principal payments on debt                                      (3,858)          (2,238)
                                                                      --------         --------
           Net cash used in financing activities                        (3,858)          (2,238)
                                                                      --------         --------
Effects of foreign exchange rate changes on cash                            (2)              68
                                                                      --------         --------
Decrease in cash                                                        (2,789)          (6,672)
                                                                      --------         --------
Cash at beginning of period                                             18,605            8,344
                                                                      --------         --------
Cash at end of period                                                 $ 15,816         $  1,672
                                                                      ========         ========

               The accompanying notes are an integral part of the
                  unaudited consolidated financial statements.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)



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

Upon confirmation of a Reorganization Plan, the Company will be required to account for such Reorganization Plan using "fresh start" reporting. Accordingly, all assets and liabilities would be restated to approximate fair value at the date of reorganization and any excess in reorganizational value over market value of identifiable assets would be recorded as an intangible asset. If the Term Sheet described below is approved, the Company would record an extraordinary gain from reorganization, a decrease in debt and an increase in equity. In addition, existing shareholders would be significantly diluted.

In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the Company's Unaudited Consolidated Statements of Operations, Balance Sheets and Statements of Cash Flows for the interim period in 1996 and the corresponding period in 1995 have been included. These unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. Results for the interim period are not necessarily a basis from which to project results for the full year due to the seasonality of the Company's business and the Filing. These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995. Certain prior period amounts have been reclassified to conform to the current year presentation.

Cash consists of cash and highly liquid short-term investments with original maturities of three months or less. The Company invests excess funds in reverse-repurchase agreements with Fleet Credit Corporation ("Fleet"). At June 29, 1996, the Company had $10,500 invested in U.S. Government backed securities under agreements to resell on dates through July 5, 1996. Due to the short-term nature of these investments, the Company did not take physical possession of the securities, which were instead held in Fleet's safe keeping account at the Federal Reserve, their Trust Department or vault. The Company believes it is not exposed to any significant credit risk on cash equivalents.

2. REORGANIZATION CASE

In the Chapter 11 Cases, substantially all liabilities as of the Petition Date are subject to resolution under a plan of reorganization to be voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. Schedules have been filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the Petition Date as shown by its accounting records. Differences between amounts shown by the Company and claims filed by creditors, including claims in excess of what the Company has previously accrued, will be investigated and resolved. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

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

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

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

On June 26, 1996, the Debtors announced that they entered into an agreement with the Company's Unsecured Creditors Committee on a term sheet (the "Term Sheet") setting forth the material provisions of a Reorganization Plan. The Unsecured Creditors Committee represents the Debtors' Senior Noteholders and trade and other unsecured creditors. The Term Sheet specifies that a Reorganization Plan will contain the following treatment for creditors and equity security holders:

- -    The Debtors' secured creditors will receive at least $10,000 in cash and up to $65,000 in New Senior Secured Notes, the terms of which have not yet been determined, in exchange for $75,000 of secured indebtedness.

- -    The Debtors' unsecured creditors will receive 6,200,000 shares of New
     Common Stock representing, at the time of issuance, 100% of the distributed equity in the Reorganized Company, subject to dilution upon the exercise of warrants distributed to equity security holders, in exchange for approximately $120,000 of unsecured indebtedness. It is presumed that the New Common Stock will have an initial value of $10 per share.

- -    The Company's equity security holders (currently holding 18,859,679 shares of Common Stock) will receive a total of 300,000 5-year warrants to purchase an aggregate of 300,000 shares of new common stock currently expected to be at an exercise price above the initial value of the New Common Stock. The warrants would be exercisable at an enterprise valuation of $175,000; based on a presumed initial value of $10 per share, this would be an exercise price of approximately $17 per share. In addition, the warrant holders will have the option to receive an aggregate payment of $500 upon cancellation of such warrants in connection with a sale of the Company for more than $140,000.

The Term Sheet, which is predicated upon an estimated Company valuation of $130,000, exclusive of cash for distribution under a Reorganization Plan, and as now modified to reflect certain agreements reached with the secured creditors group (the "Secured Creditors Group") who now support the plan agreement in principle, also provides for other terms including the creation of a new 5-member Board of Directors (consisting of three directors selected by the Unsecured Creditors Committee, and one each by the Secured Creditors Group and the then Chief Executive Officer. In addition to the Term Sheet, the Company, the Unsecured Creditors Committee and the Secured Creditors Group agreed to, and the Bankruptcy Court approved on August 21, 1996, the Company's adoption of an incentive, retention and severance protection plan for the Company's employees which provides for the assumption of certain existing employment arrangements, the adoption of severance benefits for certain employees and the payment of incentive and retention compensation in certain circumstances to certain employees.

The provisions set forth in the Term Sheet are subject to change in advance of the filing of the definitive plan of reorganization as a result of continuing negotiations with the Unsecured Creditors Committee and the Secured Creditors Group. In this regard, the Company's ongoing negotiations with these creditor constituencies may result in the proposal of a plan of reorganization with terms significantly different than those set forth in the Term Sheet. At present, these discussions principally relate to modifications of the aggregate distributions to creditors which may, if modified, result in associated modifications to the corporate governance provisions. Although the provisions relating to distribution to shareholders may also change, no pending modifications have been agreed to by any constituency. The Company believes that it is unlikely that the aggregate distribution to shareholders will be enhanced from that set forth in the Term Sheet and can offer no assurances that such distribution will not be reduced as a result of pending negotiations or otherwise. In addition, the effectiveness of the Reorganization Plan is subject to, among other things, the Bankruptcy Court's prior approval of a disclosure statement describing the provisions and effect of the plan of reorganization (which has not yet been filed with the Bankruptcy Court), a creditor and equity security holder vote on such plan and Bankruptcy Court approval of such plan. Completion of this process will take at least two months and may take longer unless the plan of reorganization is accepted by voting constituencies and the approval of such plan is not subject to material opposition. There is no

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

assurance that the Debtors will reach agreement on a definitive plan of reorganization, that any constituent group will vote in favor of the Reorganization Plan or that such plan will be approved. Currently, the Company is continuing to consider its options in connection with its reorganization efforts. In addition to the Plan(s) discussed above, those options include a reorganization plan which provides for a change of control either through a sale of the Company's common stock (or similar transaction with a third party) or a sale of the Company's assets. In addition, other parties of interest in the Company's reorganization proceedings, such as creditors and shareholders, may obtain leave from the Bankruptcy Court to propose one or more reorganization plans for the Company and its subsidiaries. The Company, therefore, is not presently able to predict when the Chapter 11 Cases will be concluded or on what basis.

3. LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS

Substantially all of the Company's liabilities as of the Petition Date are subject to settlement under a plan of reorganization. The Company is generally not permitted to make payments with respect to its pre-Petition Date liabilities until a plan of reorganization has been confirmed by the Bankruptcy Court. Liabilities subject to compromise under reorganization proceedings consisted of:

                                           June 29, 1996   Dec. 31, 1995
                                           -------------   -------------
Priority Claims                               $    605        $    605
Secured Debt
        Principal                               97,207         100,876
        Interest                                 9,718           3,513
General Unsecured Claims                        13,079          12,155
Unsecured Debt, Principal and Interest          84,665          84,665
                                              --------        --------
                                              $205,274        $201,814
                                              ========        ========


Priority claims, the repayment of which the Company is required to prioritize under bankruptcy law, are comprised principally of income and property tax claims. Unsecured debt includes amounts which may ultimately be deemed secured. It is not practicable to estimate the fair value of the Company's liabilities subject to compromise under reorganization proceedings.

4.  DISCONTINUED OPERATIONS

In December 1994, the Company determined that it would hold its investments in its Buddy L toy and fitness businesses for sale. Accordingly, the results of operations of these businesses have been accounted for as discontinued operations for all periods in the accompanying unaudited consolidated financial statements. On March 2, 1995, Buddy L Inc. filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. On May 9, 1995, the Company accepted the bid to sell certain assets and liabilities of the Buddy L toy business to Empire of Carolina, Inc. The bid was approved by the Bankruptcy Court on May 19, 1995 and the transaction closed on July 7, 1995. The court approved sale of the fitness business was completed on June 30, 1995. At December 31, 1994, the Company recorded a loss of $11,335, net of income taxes, for the disposition of its discontinued operations, including the estimated 1995 operating loss through the disposition date. As a result of the finalization of the sale of the Buddy L toy and fitness businesses, the terms of which changed substantially from those previously proposed; a change in the anticipated distribution of the sale proceeds amongst the various creditors and the liquidation of the remaining Buddy L assets (primarily accounts receivable and real property); and an increase in estimated phase out costs, an additional loss from disposition of discontinued operations of $25,569 was recorded during the three and six months ended July 1, 1995. Net assets of discontinued operations of $5,910 at June 29, 1996 and $9,856 at December 31, 1995, consisted primarily of accounts receivable and real property.

On December 19, 1995, the Bankruptcy Court approved a settlement agreement (the "Settlement Agreement") in the Smedley Industries, Inc. (f/k/a Buddy L Inc.) ("Smedley") Chapter 11 case among the Company, Smedley, its creditors and the Company's banks and Senior Noteholders, resolving the allocation of the proceeds and expenses from the disposition of the Buddy L toy and fitness businesses. A plan of reorganization and a disclosure statement for Smedley were filed and subsequently amended with the Bankruptcy Court embodying the terms of the Settlement Agreement. A hearing on the adequacy of the disclosure statement was held on June 28, 1996, at which time the Court entered an order, among other things, approving the disclosure statement, as amended, authorizing its transmittal to creditors for voting and scheduling a hearing on confirmation of the plan of reorganization, as amended. The hearing on confirmation of the plan of reorganization, as amended, is scheduled for September 12, 1996. Voting must be completed by August 26, 1996 on which date objections, if any, to confirmation of the plan of reorganization, as amended, also must be filed with the Court.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

5. UNUSUAL CHARGES

During the three and six months ended July 1, 1995, the Company recorded significant unusual charges in continuing operations totaling $7,000 due to the settlement of certain environmental litigation (see Note 9). The unusual charges represented 56.8% and 35.7% of the Company's loss from continuing operations for the three and six months ended July 1, 1995, respectively.

6. DEBT RELATED FEES

As a result of the Company's significant losses in the year ended December 31, 1994, the resultant non-compliance with covenants in its various financing agreements, the involuntary bankruptcy action initiated by its Senior Noteholders, the Standstill Agreements with its lenders and the Filing, the Company's continuing operations incurred significant legal and professional fees totaling $1,912 and $3,556 for the three months ended and $3,626 and $5,277 for the six months ended June 29, 1996 and July 1, 1995, respectively. These fees include the cost of the Company's legal counsellors, financial advisors and consultants, as well as those of its bankers, Senior Noteholders and creditors and additionally, 1995 included certain payments made directly to these lenders. The debt related fees for the three months and six months ended June 29, 1996 are net of $223 and $322, respectively, of interest earned on accumulated cash resulting from the Filing. These costs are included as Debt Related Fees in the Unaudited Consolidated Statement of Operations for the periods then ended. It is anticipated that additional significant reorganization related fees will be incurred in future periods.

Additionally, as a result of the Company's defaults under its financing agreements, its financial condition and the terms of the Standstill Agreements, since February 1995 the Company was charged an additional 3.0% interest on its bank debt and the interest rate on the 6.76% Senior Notes was increased to 15%. These higher interest rates resulted in incremental interest expense of $537 and $1,133 for the three months ended and $1,554 and $1,816 for the six months ended June 29, 1996 and July 1, 1995, respectively, which is included in Interest Expense in the Unaudited Consolidated Statements of Operations.

The debt related fees and default interest costs represent 62.5% and 38.0% of the Company's loss from continuing operations for the three months ended June 29, 1996 and July 1, 1995, respectively, and 56.8% and 36.2% for the six months then ended.

7. Inventories

Inventories consist of:

                                                 June 29, 1996              Dec. 31, 1995
                                                 -------------             -------------
        Finished products                        $      49,003             $      38,948
        Work in process                                  2,440                     4,143
        Raw materials and supplies                       7,254                     7,807
                                                 -------------             -------------
                                                 $      58,697             $      50,898
                                                 =============             =============

8.  INDEBTEDNESS

As a result of the Chapter 11 Filing, certain of the Company's indebtedness is subject to resolution under a plan of reorganization to be voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. The related debt has been classified as non-current and included in liabilities subject to compromise under reorganization proceedings at June 29, 1996 and December 31, 1995. Since October 1, 1994, the Company has not been in compliance with certain financial and other covenants in its principal financing agreements, including those with its banks and Senior Noteholders.

On June 5, 1995, the Company and its bank lenders and Senior Noteholders entered into standstill agreements (the "Standstill Agreements") that provided a period of continued financing of the Company by its lenders, a sharing of certain collateral by its bank lenders and Senior Noteholders and provided the Company with a period in which to restructure its debt without further judicial proceedings. Under the terms of the Standstill Agreements, the interest rate on the 6.76% Senior Notes was increased to 15% effective February 15, 1995 and, subject to certain adjustments, would have increased to a maximum of 19% during the agreement period and the interest was payable at 9% with the remaining interest payable at the end of the Standstill Agreement period. The Standstill Agreements provided the Company's lenders with warrants for an aggregate of 2,000,000 shares of the Company's common stock, with an exercise price of $2.45 per share and 500,000 shares with an exercise price of $2.27 per share. Under certain conditions the Company could repurchase these warrants below the exercise price. Additionally, in June 1995, in connection with the Standstill Agreements, the Senior Noteholders withdrew the March 1995 involuntary bankruptcy petitions they had filed against the Company and certain subsidiaries in Canada.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


In December 1992, the Company entered into a Loan and Security Agreement ("Bank Agreement") with a syndicate of banks led by Fleet Credit Corporation. Borrowings under the Bank Agreement are collateralized by certain of the Company's accounts receivable and inventory, and the common stock of certain subsidiaries and are cross collateralized and guaranteed by such subsidiaries. Borrowings are based upon eligible accounts receivable and inventories. Total amounts outstanding under the Bank Agreement were $92,661 and $96,330 at June 29, 1996 and December 31, 1995, respectively, and as a result of the Filing are classified as liabilities subject to compromise under reorganization proceedings.

The Bank Agreement contains certain administrative and financial covenants which require maintenance of specified ratios and cross-defaults with the Company's other financing agreements. Since October 1, 1994, the Company has not been in compliance with these covenants.

Borrowings under the Bank Agreement bear interest at the bank's U.S. prime rate (8.25% at June 29, 1996 and 8.5% at December 31, 1995) plus 1.0% payable monthly. In addition, the Company was charged a monthly commitment fee of 0.25% to 0.375% of the unused portion of the facility. However, since February 23, 1995, the Company has been charged a default rate of interest at the U.S. prime rate plus 4.0% payable monthly.

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

During the reorganization proceedings the Company is generally not permitted to pay interest. During such time, the Company will record interest expense only to the extent paid or earned during the proceedings and to the extent it is probable that the Bankruptcy Court will allow interest on pre- Petition Date debt as a priority, secured or unsecured claim. The excess of contractual interest expense over recorded interest expense for the year ended December 31, 1995 and through the six months ended June 29, 1996 was approximately $2,100 and $9,600, respectively, and $3,800 for the three months ended June 29, 1996.

9. CONTINGENCIES AND LITIGATION

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

A. PRODUCT LIABILITY:

Certain subsidiaries of the Company are defendants in a personal injury action which was filed in the United States District Court for the District of Massachusetts in 1989 involving a spinal injury incurred by the plaintiff while wearing a hockey helmet purported to have been manufactured or sold by such subsidiaries. In view of the Filing, the Court dismissed the case without prejudice to either party moving to restore it to the docket upon final determination of the bankruptcy proceedings. The plaintiff seeks damages related to his quadriplegia consisting of approximately $6,300 for economic loss and long-term medical and health care costs and $2,700 for, among other things, pain and suffering. The plaintiff has further asserted a claim under Massachusetts General Laws, Chapter 93A, for breach of warranty, including a claim for treble damages for any and all loss. In furtherance of the foregoing, the plaintiff has asserted a $10,000 contingent unsecured claim in the Chapter 11 Cases. This claim has not yet been resolved. The Company has insurance coverage of approximately $400 plus the substantial portion of legal costs for this action. Based on the facts of this case, the Company believes that it has meritorious defenses to the claims. However, an adverse outcome of this matter could have a materially adverse effect on the reorganization of the Company and on its financial condition. The Company has not provided for any loss in its consolidated financial statements which might result from this litigation.

The Company is also a defendant in other product liability suits for personal injuries. The Company believes that any resulting losses and defense costs will be within applicable insurance coverage and the Company's provision for such losses and costs.

B. ENVIRONMENTAL MATTERS:

In 1991, the Vermont Department of Environmental Conservation ("VTDEC") notified the Company that the Bradford, Vermont property operated by its wholly-owned subsidiary, Maska U.S., Inc. ("Maska"), had

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


been included on the U.S. Environmental Protection Agency's Comprehensive Environmental Response, Compensation and Liability Information System and the Vermont Hazardous Sites List and was being evaluated for possible remedial action. During April 1996, Maska and the State of Vermont entered into a Joint Pleading and Stipulation which sets forth the elements of the State of Vermont's claims against Maska pertaining to the releases of contaminants ("Releases") into the groundwater and soil at the Bradford site and also sets forth the compromise and settlement of those claims in the form of a Consent Decree incorporated therein. The Consent Decree provides that Maska shall remediate the Releases in accordance with approved workplans, reimburse the State for its costs to oversee the remediation and pay a civil penalty of $250. The Consent Decree was approved by the Bankruptcy Court on May 14, 1996 and entered by the Washington County Superior Court of the State of Vermont on June 10, 1996. In July 1996, the Company paid the State of Vermont their oversight costs to date and the civil penalty in accordance with the Consent Decree. The Company had previously accrued approximately $250 related to the Consent Decree.

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

In 1992, the owner of a property adjacent to Maska's manufacturing facility in Bradford, Vermont, filed an action in Vermont Superior Court alleging that its property has been contaminated as a result of the Company's manufacturing activities and seeking compensatory and punitive damages under the Vermont Groundwater Protection Law and various common law theories. During June 1995, Maska reached a settlement of all claims with the adjacent landowner consisting of $1,000 cash (which was paid during July 1995) and a $6,000 note bearing interest at 10% payable over five years based on a twenty year amortization with the balance of principal payable in June 2000. The Company recorded a provision of $7,000 for this settlement during the three months ended July 1, 1995. The Company's performance of its payment obligations under this settlement have been stayed in accordance with 11 U.S.C. Section 362 (a) by virtue of the pendency of the Chapter 11 Cases. Accordingly, these obligations are classified as liabilities subject to compromise under reorganization proceedings. In addition, the owner of another adjacent property has asserted an identical claim against Maska in the Chapter 11 Cases. Maska believes that, for several reasons including the lack of evidence of liability as well as Maska's remediation, this claim is not meritorious. In any event, this claim is subject to compromise by virtue of the Chapter 11 Cases.

C. SECURITIES LITIGATION:

During May 1994, the Company was served with three complaints, in each case filed in the U.S. District Court for the Southern District of New York, that alleged violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 (the "1934 Act"). Each complaint also named as defendants certain current and former officers and directors of the Company, sought class action status, unspecified damages and certain fees and expenses. On July 14, 1994, the respective plaintiffs filed a consolidated complaint that was purportedly brought on behalf of all purchasers of the Company's common stock between July 12, 1993 and April 15, 1994. The defendants stipulated to certification of the purported class for procedural purposes. On August 3, 1994, the Company and other defendants filed a motion to dismiss the consolidated complaint. The Court did not rule on that motion.

In November 1994, another complaint was filed in the U.S. District Court for the Southern District of New York, which was purportedly brought on behalf of all purchasers of the Company's common stock between

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

May 2, 1994 and November 15, 1994. The complaint named as defendants the Company and certain current and former officers and directors, and alleged violations of
Section 10(b) and 20 of the 1934 Act. The plaintiff in that complaint, the plaintiffs in the consolidated complaint, and two additional plaintiffs together filed a second consolidated complaint on January 5, 1995. The second consolidated complaint was purportedly brought on behalf of all purchasers of the Company's common stock between July 12, 1993 and November 21, 1994; named as defendants the Company and certain current and former officers and directors; alleged violations of Sections 10(b) and 20 of the 1934 Act; sought class action status; unspecified damages, and certain fees and expenses. The Company and individual defendants filed an answer to the second consolidated complaint, which denied all substantive allegations.

On February 14, 1996, the Company, together with certain of its former and present officers and directors, reached a settlement with the plaintiffs in this litigation. The settlement provides for the cash payment by the Company's insurer of $8,750, on behalf of certain former and present officers and directors of the Company who are defendants. In addition, the Company will issue 1,000,000 shares of its Common Stock. During July 1996, the settlement was approved by the Bankruptcy Court and the U.S. District Court for the Southern District of New York. Additionally, during August 1996 certain of the Company's creditors filed an appeal with the Bankruptcy Court with respect to the Bankruptcy Court's approval of the settlement which has not yet been resolved. As a result of the settlement, the Company recorded a provision of approximately $1,563 (the market value of 1,000,000 shares of common stock on the date the settlement was agreed to) in the year ended December 31, 1995.

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

On June 26, 1996, the Debtors announced that they entered into an agreement with the Company's Unsecured Creditors Committee on a Term Sheet setting forth the material provisions of a Reorganization Plan. The Unsecured Creditors Committee represents the Debtors' Senior Noteholders and trade and other unsecured creditors. The Term Sheet specifies that a Reorganization Plan will contain the following treatment for creditors and equity security holders:

- -    The Debtors' secured creditors will receive at least $10 million in cash and up to $65 million in New Senior Secured Notes, the terms of which have not yet been determined, in exchange for $75 million of secured indebtedness.

- -    The Debtors' unsecured creditors will receive 6.2 million shares of New
     Common Stock representing, at the time of issuance, 100% of the distributed equity in the Reorganized Company, subject to dilution upon the exercise of warrants distributed to equity security holders, in exchange for approximately $120 million of unsecured indebtedness. It is presumed that the New Common Stock will have an initial value of $10 per share.

- -    The Company's equity security holders (currently holding 18,859,679 shares of Common Stock) will receive a total of 300,000 5-year warrants to purchase an aggregate of 300,000 shares of new common stock currently expected to be at an exercise price above the initial value of the New Common Stock. The warrants would be exercisable at an enterprise valuation of $175 million; based on a presumed initial value of $10 per share, this would be an exercise price of approximately $17 per share. In addition, the warrant holders will have the option to receive an aggregate payment of $0.5 million upon cancellation of such warrants in connection with a sale of the Company for more than $140 million.

The Term Sheet, which is predicated upon an estimated Company valuation of $130 million, exclusive of cash for distribution under a Reorganization Plan, and as now modified to reflect certain agreements reached with the secured creditors group (the "Secured Creditors Group") who now support the plan agreement in principle, also provides for other terms including the creation of a new 5-member Board of Directors (consisting of three directors selected by the Unsecured Creditors Committee, and one each by the Secured Creditors Group and the then Chief Executive Officer. In addition to the Term Sheet, the Company, the Unsecured Creditors Committee and the Secured Creditors Group agreed to, and the Bankruptcy Court approved on August 21, 1996, the Company's adoption of an incentive, retention and severance protection plan for the Company's employees which provides for the assumption of certain existing employment arrangements, the adoption of severance benefits for certain employees and the payment of incentive and retention compensation in certain circumstances to certain employees.

The provisions set forth in the Term Sheet are subject to change in advance of the filing of the definitive plan of reorganization as a result of continuing negotiations with the Unsecured Creditors Committee and the Secured Creditors Group. In this regard, the Company's ongoing negotiations with these creditor constituencies may result in the proposal of a plan of reorganization with terms significantly different than those set forth in the Term Sheet. At present, these discussions principally relate to modifications of the aggregate distributions to creditors which may, if modified, result in associated modifications to the corporate governance provisions. Although the provisions relating to distribution to shareholders may also change, no pending modifications have been agreed to by any constituency. The Company believes that it is unlikely that the aggregate distribution to shareholders will be enhanced from that set forth in the Term Sheet and can offer no assurances that such distribution will not be reduced as a result of pending negotiations or otherwise. In addition, the effectiveness of the Reorganization Plan is subject to, among other things, the Bankruptcy Court's prior approval of a disclosure statement describing the provisions and effect of the plan of reorganization (which has not yet been filed with the Bankruptcy Court), a creditor and equity security holder vote on such plan and Bankruptcy Court approval of such plan. Completion of this process will take at least two months and may take longer unless the plan of reorganization is accepted by

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


voting constituencies and the approval of such plan is not subject to material opposition. There is no assurance that the Debtors will reach agreement on a definitive plan of reorganization, that any constituent group will vote in favor of the Reorganization Plan or that such plan will be approved. Currently, the Company is continuing to consider its options in connection with its reorganization efforts. In addition to the Plan(s) discussed above, those options include a reorganization plan which provides for a change of control either through a sale of the Company's common stock (or similar transaction with a third party) or a sale of the Company's assets. In addition, other parties of interest in the Company's reorganization proceedings, such as creditors and shareholders, may obtain leave from the Bankruptcy Court to propose one or more reorganization plans for the Company and its subsidiaries. The Company, therefore, is not presently able to predict when the Chapter 11 Cases will be concluded or on what basis.

Upon confirmation of a Reorganization Plan, the Company will be required to account for such Reorganization Plan using "fresh start" reporting. Accordingly, all assets and liabilities would be restated to approximate fair value at the date of reorganization and any excess in reorganizational value over market value of identifiable assets would be recorded as an intangible asset. If the Term Sheet described above is approved, the Company would record an extraordinary gain from reorganization, a decrease in debt and an increase in equity. In addition, existing shareholders would be significantly diluted.

On March 6, 1995, the Senior Noteholders filed involuntary bankruptcy petitions against certain of the Company's U.S. subsidiaries in the U.S. and against the Company and certain of its Canadian subsidiaries in Canada. On March 24, 1995, the United States Bankruptcy Court dismissed the involuntary petition filed against two of the Company's U.S. subsidiaries (Maska U.S., Inc. and #1 Apparel, Inc.). During June 1995, the Company entered into Standstill Agreements with its bank lenders and Senior Noteholders that provided a period of continued financing by its lenders, a sharing of collateral by the bank lenders and Senior Noteholders and provided the Company a period (through December 31, 1995) in which to restructure its debt without further judicial proceedings. Additionally, the Company retained the investment banking firm of Bear Stearns & Co., Inc. to assist the Company in exploring a wide variety of possible financial transactions, including refinancing existing debt and obtaining equity capital. In June 1995, in connection with the Standstill Agreements, the Senior Noteholders withdrew involuntary bankruptcy filings against the Company and its subsidiaries in Canada.

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

RESULTS OF CONTINUING OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 29, 1996

1996 COMPARED TO 1995
Net sales decreased 13.4% to $59.7 million in the six months ended June 29, 1996 as compared to $69.0 million in the six months ended July 1, 1995. The decline in sales included decreases of 18.7% in hockey, figure and in-line roller skates (sales of hockey and figure skates increased 15.9%, while in-line skates declined 36.9%), 2.2% in protective equipment and 11.5% in licensed sports apparel. Overall sales in 1996 were negatively affected by a generally weak retail environment in the sports and leisure products industry compared to 1995, high retailer inventories, poor weather in the U.S. and Canada and reduced sales of excess, obsolete and slow moving inventories. Furthermore, the Company has reduced the levels of business it conducts with certain specialty retailers and mass merchandisers to whom previous sales were made at low margins and high credit risk. In addition, in-line skate sales slowed as the market has begun to mature. Net sales decreased 12.9% to $33.3 million in the three months ended June 29, 1996 as compared to $38.2 million in the three months ended July 1, 1995. The decline in sales included decreases of 19.4% in hockey, figure and in-line roller skates (sales of hockey and figure skates increased 17.2%, while in-line

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


skates declined 46.7%) and 9.7% in licensed sports apparel. Sales for the six months and three months ended June 29, 1996 were also negatively affected by the Company's Chapter 11 status.

Gross profit for the six months was $22.1 million in 1996 compared to $25.2 million in 1995, a decrease of 12.3%. Measured as a percentage of net sales, gross profit margins increased to 36.9% in 1996 from 36.5% in 1995 due to a favorable product mix, and by reduced sales of excess, obsolete and slow moving inventories as compared to 1995. Gross profit for the three months ended June 29, 1996 was $11.9 million compared to $14.6 million in 1995, a decrease of 18.8%. Measured as a percentage of net sales, gross profit margins decreased to 35.7% in 1996 from 38.3% in 1995. Gross profit was adversely affected by decreased sales, downward pricing pressure in the industry and the under utilization of manufacturing capacity as the Company decreased production.

For the six months ended June 29, 1996, selling, general and administrative expenses decreased 18.4% to $21.2 million compared to $26.0 million in the prior year period. Measured as a percentage of net sales, these expenses were 35.5% in 1996 versus 37.7% in 1995. Expenses decreased primarily as a result of reduced variable selling costs, principally royalties and commissions, lower legal expenses associated with certain cases that were either settled or delayed due to the Company's financial difficulties and generally lower operating expenses due to the Company's efforts to reduce costs. In the three months ended June 29, 1996, selling, general and administrative expenses decreased 15.9% to $10.8 million due to the factors noted above. Measured as a percentage of net sales, these expenses decreased to 32.5% from 33.7%.

During the three months ended July 1, 1995, the Company recorded an unusual charge of $7.0 million due to the settlement of certain environmental litigation.

Excluding the unusual charges, operating income for the six months ended June 29, 1996 was $0.8 million compared to an operating loss of $0.9 million in the comparable prior year period. The 1996 operating income was primarily the result of increased gross profit margins and lower selling, general and administrative expenses discussed above. Including the unusual charges, the operating loss for the six months ended July 1, 1995 was $7.9 million.

As a result of the Company's Chapter 11 Cases, it incurred significant legal and professional fees totaling $3.6 million and $5.3 million during the six months and $1.9 million and $3.6 million in the three months ended June 29, 1996 and July 1, 1995, respectively. These fees include the cost of the Company's legal counsellors, financial advisors and consultants, as well as those of certain of its creditors. These costs, which represent approximately 39.8% and 26.9% of the Company's loss from continuing operations for the six months ended June 29, 1996 and July 1, 1995, respectively, and 48.8% and 28.8% for the three months then ended, are included as Debt Related Fees in the Unaudited Consolidated Statements of Operations for the periods then ended. It is anticipated that additional debt related fees will be incurred during the balance of 1996.

Interest expense approximated $6.3 million for the six months ended June 29, 1996 and July 1, 1995. During the reorganization proceedings the Company is generally not permitted to pay interest. Therefore, the Company will record interest expense only to the extent paid or earned during the proceedings and to the extent it is probable that the Bankruptcy Court will allow interest on pre-Petition Date debt as a priority, secured or unsecured claim. Interest expense in 1995 resulted from working capital borrowings at higher short-term interest rates as well as default interest rates being charged on the Company's bank debt and Senior Notes due to defaults, offset in part by the allocation of interest expense to discontinued operations.

The Company's loss from continuing operations for the six months ended June 29, 1996 was $9.1 million ($0.48 per share) compared to $19.6 million ($1.03 per share) in the comparable prior year period. The loss from continuing operations for the three months ended June 29, 1996 was $3.9 million ($0.21 per share) compared to $12.3 ($0.65 per share) million in the comparable prior year period.

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

Currently, the Company is continuing to consider its options in connection with its reorganization efforts. In addition to the Plan(s) previously discussed (see
Note 2 and Introduction), those options include a reorganization plan which provides for a change of control either through a sale of the Company's common stock (or similar transaction with a third party) or a sale of the Company's assets. In addition, other parties of interest in the Company's reorganization proceedings, such as creditors and shareholders, may obtain leave from the Bankruptcy Court to propose one or more reorganization plans for the Company and its subsidiaries. The Company, therefore, is not presently able to predict when the Chapter 11 Case will be concluded or on what basis.

During the six months ended June 29, 1996, net cash provided by operating activities was $2.2 million compared to cash used of $3.2 million in the six months ended July 1, 1995. Cash provided in 1996 included $3.9 million from discontinued operations.

Net cash flows used in investing activities during the six months ended June 29, 1996 and July 1, 1995 included purchases of fixed assets of $1.3 million. Net cash flows used in financing activities during the period ended June 29, 1996 were approximately $3.9 million, resulting primarily from the use of cash from discontinued operations for principal payments on the Company's secured debt as allowed by the Bankruptcy Court. In the comparable 1995 period, net cash flows used in financing activities were approximately $2.2 million, resulting from the repayment of short-term bank borrowings.

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

                             SLM INTERNATIONAL, INC.
                                     PART II
                                OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

              Reference is made to Note 9 of Notes to Unaudited Consolidated Financial Statements included in Part I of this report.

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.
              (a)   Exhibits:

                    27.1 Financial Data Schedule for the six month period June 29, 1996 (filed herewith).



              (b) Reports filed on Form 8-K during the quarter ended June 29, 1996:



                    (1) On June 26, 1996, the Company filed a Form 8-K with respect to a Letter, dated June 25, 1996, from the Company to the Official Committee of Unsecured Creditors of SLM International, Inc.

                             SLM INTERNATIONAL, INC.



                                   SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SLM INTERNATIONAL, INC.
                                  (REGISTRANT)



                        By:    /s/ John A. Sarto
- -------------------------------------------------------------------
                               Name:  John A. Sarto
                               Title: Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)



                        By:    /s/ Kenneth A. Bloom
- -------------------------------------------------------------------
                               Name:  Kenneth A. Bloom
                               Title: Vice President
                                      (Principal Accounting Officer)


Date: August 23, 1996