Form 10-Q
period 1996-09-28
SLM INTERNATIONAL INC /DE
filed 1996-11-26
CIK 880036

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   (Mark One)
      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 28, 1996


                                       OR

     [    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              --------------------   -----------------------

Commission file number                           0 - 19596


                             SLM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                       13-36-32297
     (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                        Identification No.)

   30 ROCKEFELLER PLAZA, SUITE 4314, NEW YORK, NEW YORK     10112-4399
         (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code            212-332-1610

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                    YES          X                    NO
                               ----                      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at November 25, 1996
       Common Stock,                                18,859,679
      $.01 par value

                             SLM INTERNATIONAL, INC.
                                    FORM 10-Q

                                      INDEX


                                                                        PAGE NO.
                                                                        -------
Part I     Financial Information

Item 1.    Financial Statements

           Unaudited Consolidated Statements of Operations
           for the Three Months and Nine Months Ended
           September 28, 1996 and September 30, 1995                      1

           Unaudited Consolidated Balance Sheets at
           September 28, 1996 and December 31, 1995                       2

           Unaudited Consolidated Statements of Cash
           Flows for the Nine Months Ended September 28, 1996
           and September 30, 1995                                         3

           Notes to Unaudited Consolidated Financial Statements           4


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           11

Part II    Other Information

Item 1.    Legal Proceedings                                             15


Item 5.    Other Information                                             15


Item 6.    Exhibits and Reports on Form 8-K                              15

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (In thousands, except share data)

                                                      For the Three Months Ended             For the Nine Months Ended
                                                  Sept. 28, 1996     Sept. 30, 1995      Sept. 28, 1996     Sept. 30, 1995
                                                 -----------------  ------------------  -----------------  ------------------
Net sales                                           $     44,930        $     57,714        $    104,645        $    126,665
Cost of goods sold                                        29,820              38,600              67,476              82,384

                                                    ------------        ------------        ------------        ------------
     Gross profit                                         15,110              19,114              37,169              44,281
Selling, general and administrative expenses
                                                          11,989              17,410              33,217              43,428
Unusual charges (see Note 5)                               2,488                --                 2,488               7,000
                                                    ------------        ------------        ------------        ------------
     Operating income (loss)                                 633               1,704               1,464              (6,147)
Debt related fees (see Note 6)                             2,085               3,243               5,711               8,520
Other expense (income), net                                  (74)                137                 (37)                293
Interest expense                                           3,160               6,093               9,440              12,403
                                                    ------------        ------------        ------------        ------------
     (Loss) from continuing operations before
       income taxes                                       (4,538)             (7,769)            (13,650)            (27,363)
Income taxes                                                --                  --                  --                  --
                                                    ------------        ------------        ------------        ------------
     (Loss) from continuing operations                    (4,538)             (7,769)            (13,650)            (27,363)
(Loss) from disposition of discontinued
   operations, net of income taxes of nil
   (see Note 4)                                             --                  --                  --               (25,569)
                                                    ------------        ------------        ------------        ------------

     Net (loss)                                     $     (4,538)       $     (7,769)       $    (13,650)       $    (52,932)
                                                    ============        ============        ============        ============
(Loss) per share from continuing operations         $      (0.24)       $      (0.41)       $      (0.72)       $      (1.45)
(Loss) per share from disposition of
   discontinued operations                                  --                  --                  --                 (1.36)

                                                    ============        ============        ============        ============
     Net (loss) per share                           $      (0.24)       $      (0.41)       $      (0.72)       $      (2.81)

                                                    ============        ============        ============        ============
Average shares outstanding                            18,859,679          18,859,679          18,859,679          18,859,679
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

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)

                                                        Sept. 28, 1996        Dec. 31, 1995
                                                        ----------------    ---------------
ASSETS
CURRENT ASSETS
Cash                                                       $   8,917        $  18,605
Accounts receivable, net                                      53,090           41,346
Inventories                                                   45,154           50,898
Prepaid expenses and other assets                              6,279            3,704
Net assets of discontinued operations                          3,039            9,856
                                                           ---------        ---------
       Total current assets                                  116,479          124,409
Property, plant and equipment, net                            12,974           13,496
Other assets                                                      76              123
                                                           ---------        ---------
       Total assets                                        $ 129,529        $ 138,028
                                                           =========        =========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Short-term debt                                            $    --          $    --
Accounts payable and accrued liabilities                      13,026           13,083
Long-term debt, current portion                                  444              702
Income taxes payable                                             198              536
                                                           ---------        ---------
       Total current liabilities                              13,668           14,321
Liabilities subject to compromise under
    reorganization proceedings                               207,595          201,814
Other liabilities                                                535              535
                                                           ---------        ---------
       Total liabilities                                     221,798          216,670
                                                           ---------        ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' (DEFICIT)
Common stock                                                     189              189
Additional paid-in capital                                    88,564           88,564
Retained (deficit)                                          (177,219)        (163,569)
Foreign currency translation adjustments                      (3,803)          (3,826)
                                                           ---------        ---------
       Total stockholders' (deficit)                         (92,269)         (78,642)
                                                           ---------        ---------

       Total liabilities and stockholders' (deficit)       $ 129,529        $ 138,028
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

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                               For the Nine Months Ended
                                                                           Sept. 28, 1996     Sept. 30, 1995
                                                                           --------------     --------------
OPERATING ACTIVITIES:
Net (loss)                                                                    $(13,650)       $(52,932)
Adjustments to reconcile net (loss) to net cash
     used in operating activities:
       Loss from disposition of discontinued operations                                         25,569
       Litigation settlement                                                                     7,000
       Depreciation and amortization                                             2,071           2,572
       Provisions for inventory, doubtful accounts and other deductions         11,493          15,436
       Gain on sale and disposal of fixed assets                                   (19)           --
       Loss on foreign exchange                                                     13             264
Change in operating assets and liabilities:
       Accounts receivable                                                     (19,306)        (23,572)
       Inventories                                                               1,972           5,793
       Prepaid expenses and other assets                                        (2,570)          1,940
       Accounts payable and accrued liabilities                                    974          (6,889)
       Interest payable                                                          9,325           1,434
       Other                                                                         8             (26)
       Discontinued operations                                                   6,817           5,005
                                                                              --------        --------
           Net cash used in operating activities                                (2,872)        (18,406)
                                                                              --------        --------

INVESTING ACTIVITIES:
       Purchases of fixed assets                                                (1,771)         (2,031)
       Proceeds from sales of fixed assets                                         293              88
                                                                              --------        --------
           Net cash used in investing activities                                (1,478)         (1,943)
                                                                              --------        --------
FINANCING ACTIVITIES:
       Proceeds from borrowings                                                   --            14,252
       Principal payments on debt                                               (5,342)           (841)
                                                                              --------        --------
           Net cash (used in) provided by financing activities                  (5,342)         13,411
                                                                              --------        --------
Effects of foreign exchange rate changes on cash                                     4             127
                                                                              --------        --------
Decrease in cash                                                                (9,688)         (6,811)

Cash at beginning of period                                                     18,605           8,344
                                                                              --------        --------
Cash at end of period                                                         $  8,917        $  1,533
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

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

1.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements appearing in this quarterly report have been prepared on a basis consistent with the annual financial statements of SLM International, Inc. and subsidiaries (the "Company"). SLM International, Inc. and six of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Filing") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on October 24, 1995 (the "Petition Date"). The Company and those subsidiaries are presently operating their businesses in the ordinary course as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. The Bankruptcy Court has entered an order authorizing the joint administration of the Debtors' Chapter 11 cases (the "Chapter 11 Cases") (see Note 2). On September 12, 1996, the Debtors filed a Chapter 11 Plan of Reorganization and on November 13, 1996, the Debtors filed a First Amended Chapter 11 Plan of Reorganization as amended from time to time (the "Reorganization Plan") with the Bankruptcy Court.

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

If the Reorganization Plan is confirmed, the Company will be required to account for such Reorganization Plan using "fresh start" reporting. Accordingly, all assets and liabilities would be restated to approximate fair value at the date of reorganization and any excess in reorganizational value over market value of identifiable assets would be recorded as an intangible asset. If the Reorganization Plan described below is confirmed, the Company would record an extraordinary gain from reorganization, a decrease in debt and an increase in equity. In addition, existing shareholders would no longer hold common stock interests in the Debtors but would hold warrants to purchase common stock which would result in severely diluted equity holdings as compared to their current holdings.

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

Cash consists of cash and highly liquid short-term investments with original maturities of three months or less. The Company invests excess funds in reverse-repurchase agreements with Fleet Credit Corporation ("Fleet"). At September 28, 1996, the Company had $5,811 invested in U.S. Government backed securities under agreements to resell on dates through October 2, 1996. Due to the short-term nature of these investments, the Company did not take physical possession of the securities, which were instead held in Fleet's safe keeping account at the Federal Reserve, their Trust Department or vault. The Company believes it is not exposed to any significant credit risk on cash equivalents.

2.  REORGANIZATION CASE

In the Chapter 11 Cases, substantially all liabilities as of the Petition Date are subject to resolution under the Reorganization Plan to be voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. Schedules have been filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the Petition Date as shown by its accounting records. Differences between amounts shown by the Company and claims filed by creditors, including claims in excess of what the Company has previously accrued, will be investigated and resolved. The ultimate amount and settlement terms for such liabilities are subject to the Reorganization Plan.

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

The Bankruptcy Court has authorized the Company to use the cash generated by its operations to continue to fund its business obligations, and to pay pre-Petition Date wages, salaries, sales commissions, employee benefits and customs duties, honor manufacturer's warranties and pay certain non-U.S. pre-Petition Date liabilities. These various Bankruptcy Court authorizations provide the Company with cash and liquidity so that it can conduct its operations. Until a reorganization plan is confirmed, the Company expects to continue to fund its working capital and capital expenditures requirements through either cash generated by its operations or through credit facilities as necessary. However, there can be no assurance that the Company will be able to obtain such credit facilities or, if obtained, that such facilities will be sufficient to enable the Company to meet its liquidity requirements. Upon confirmation of a reorganization plan, the reorganized Company (the "Reorganized Company") expects to meet its working capital and capital expenditures requirements through a secured credit facility for which the Company has received commitments from three prospective lenders. Such commitments are contingent upon, among other things, confirmation of the Reorganization Plan.

On June 26, 1996, the Debtors announced that they entered into an agreement with representatives of the Debtors' Senior Noteholders and trade and other unsecured creditors (the "Unsecured Creditors Committee") on a term sheet (the "Term Sheet") setting forth the material provisions of a Reorganization Plan. Thereafter, the Debtors and the Unsecured Creditors Committee reached an agreement in principle with assignees of the Debtors' former lenders (the "Secured Creditor Group") on the terms of the Reorganization Plan. On September 12, 1996, the Debtors filed with the Court a proposed Chapter 11 Plan of Reorganization (the "Proposed Plan"). On September 19, 1996 the Debtors filed with the Court a Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code incident to the Proposed Plan. After further negotiations and term modifications among the Debtors and their creditor constituencies, on November 13, 1996 the Debtors filed with the Court the Reorganization Plan and the First Amended Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code incident to the Reorganization Plan. On November 19, 1996 the Bankruptcy Court approved the adequacy of the First Amended Disclosure Statement as modified in open court (the "Disclosure Statement"). The Reorganization Plan represents the culmination of management analyses and negotiation amongst representatives of principal parties in interest regarding the best means to maximize and to allocate value to the Debtors' creditors and stockholders in accordance with their legal and contractual rights and priorities with due regard to the potential causes of action and claims that could be asserted against and by certain creditors.

Under the Reorganization Plan, among other things:

 - The Debtors' secured creditors will receive $73,973 in cash and new senior secured notes (the "New Senior Secured Notes") and 2,470,000 shares of new common stock (the "New Common Stock") of the Reorganized Company, in exchange for approximately $108,000 of secured and unsecured indebtedness (which amount includes the secured creditors estimate of post-filing interest and expenses). The 2,470,000 shares of New Common Stock, represents (before dilution) 38.0% of the ownership of the Reorganized Company. The New Senior Secured Notes will have a term of seven years with principal payment beginning in the fifth year after the Reorganization Plan becomes effective (the "Effective Date"). Interest thereon is due and payable semi-annually at 14.0% (including 4.0% payable in kind ("PIK"), with such PIK interest reduced permanently if the Company achieves certain earnings levels established in the Reorganization Plan). The New Senior Secured Notes are pre-payable at 101% of principal plus accrued interest, will be secured by a lien on substantially all of the Company's assets, subordinate only to the Company's new secured credit facility, and will have covenants, representations and other terms customary in instruments of this nature.

 - The Debtors' unsecured creditors will receive 4,030,000 shares of New Common Stock representing, at the time of issuance, 62.0% of the distributed equity in the Reorganized Company, subject to dilution upon the

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

     exercise of warrants distributed to equity security holders and stock options held by the Company's Chief Executive Officer (up to 10.0% of the common stock at varying exercise prices), in exchange for approximately $120,000 of unsecured indebtedness. It is presumed that the New Common Stock will have an initial value of $10.16 per share.

 - The Company's equity security holders (currently holding 18,859,679 shares of Common Stock) will receive a total of 300,000 5-year warrants to purchase an aggregate of 300,000 shares of New Common Stock currently expected to be at an exercise price above the initial value of the New Common Stock. The warrants would be exercisable at an enterprise valuation of $175,000; based on a presumed initial value of $10.16 per share, this would be an exercise price of approximately $17.00 per share. In addition, the warrant holders will have the option to receive an aggregate payment of $500 upon cancellation of such warrants in connection with a sale of the Company for more than $140,000.

The Reorganization Plan, which is predicated upon an estimated Company valuation of $130,000, exclusive of cash for distribution thereunder, also provides for other terms including: structured settlements with Fleet Credit Corporation (in connection with its claims arising from equipment financing) and NHL Enterprises, Inc. and its affiliates (in connection with their claims arising from royalty obligations under licenses with the Company and alleged infringement of their property); the incorporated consent decree entered in Vermont Superior Court by agreement with Maska U.S., Inc. ("Maska"); an overall structured settlement among and between all of the creditor classes which results in, among other things, the recoveries described above for the secured creditors and unsecured creditors collectively as well as an intra-creditor structured recovery resulting in the Senior Noteholders realizing approximately 40.9% on their claims, Maska's unsecured creditors realizing approximately 56.6% on their claims and the unsecured creditors of the other Debtors realizing approximately 31.9% on their claims; and the creation of a new 5-member Board of Directors (consisting of the then Chief Executive Officer, two directors selected by the Unsecured Creditors Committee and two directors selected by the Secured Creditors Group). A hearing on the adequacy of the Disclosure Statement was held on November 19, 1996, at which the Bankruptcy Court approved the adequacy of the Disclosure Statement and authorized its distribution to the creditors and stockholders for voting on the Reorganization Plan. The effectiveness of the Reorganization Plan is subject to, among other things, a creditor and equity security holder vote on such plan and Bankruptcy Court approval of such plan based upon legal criteria set forth in the Bankruptcy Code. Confirmation currently is scheduled for January 23, 1997 but may be postponed unless the Reorganization Plan is accepted by voting constituencies and the approval of such plan is not subject to material opposition. The Company, therefore, is not presently able to predict with certainty when the Chapter 11 Cases will be concluded or on what basis.

3.  LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS

Substantially all of the Company's liabilities as of the Petition Date are subject to settlement under the Reorganization Plan. The Company is generally not permitted to make payments with respect to its pre-Petition Date liabilities until the Reorganization Plan has been confirmed by the Bankruptcy Court.

Liabilities subject to compromise under reorganization proceedings consisted of:

                                         Sept. 28, 1996    Dec. 31, 1995
                                         --------------    -------------

Priority Claims                              $    605       $    605
Secured Debt
       Principal                               95,792        100,876
       Interest                                12,838          3,513
General Unsecured Claims                       13,695         12,155
Unsecured Debt, Principal and Interest         84,665         84,665
                                             --------       --------
                                             $207,595       $201,814
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

During the reorganization proceedings the Company is generally not permitted to pay interest. During such time, the Company will record interest expense only to the extent paid or earned during the proceedings and to

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

the extent it is probable that the Bankruptcy Court will allow interest on pre-Petition Date debt as a priority, secured or unsecured claim. The excess of contractual interest expense over recorded interest expense for the year ended December 31, 1995 and through the nine months ended September 28, 1996 was approximately $2,100 and $13,300, respectively, and $3,700 for the three months ended September 28, 1996.

4.  DISCONTINUED OPERATIONS


In December 1994, the Company determined that it would hold its investments in its Buddy L toy and fitness businesses for sale. Accordingly, the results of operations of these businesses have been accounted for as discontinued operations for all periods in the accompanying unaudited consolidated financial statements. On March 2, 1995, Buddy L Inc. filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of the finalization of the sale of the Buddy L toy and fitness businesses, the terms of which changed substantially from those previously proposed; a change in the anticipated distribution of the sale proceeds amongst the various creditors and the liquidation of the remaining Buddy L assets (primarily accounts receivable and real property); and an increase in estimated phase out costs, an additional loss from disposition of discontinued operations of $25,569 was recorded during the nine months ended September 30, 1995. Net assets of discontinued operations of $3,039 at September 28, 1996 and $9,856 at December 31, 1995, consisted primarily of accounts receivable and real property.


On December 19, 1995, the Bankruptcy Court approved a settlement agreement (the "Settlement Agreement") in the Smedley Industries, Inc. (f/k/a Buddy L Inc.) ("Smedley") Chapter 11 case among the Company, Smedley, its creditors and the Company's banks and Senior Noteholders, resolving the allocation of the proceeds and expenses from the disposition of the Buddy L toy and fitness businesses. A Chapter 11 plan and a disclosure statement for Smedley were filed and subsequently amended with the Bankruptcy Court embodying the terms of the Settlement Agreement. The Chapter 11 plan, as amended, was confirmed by the Court on October 3, 1996 and became effective on October 17, 1996.

5.  UNUSUAL CHARGES

During the three and nine months ended September 28, 1996, the Company recorded significant unusual charges in continuing operations totaling $2,488 to reflect the impact of reorganizing management strategically to position itself for a definitive restructuring plan. These costs consist primarily of severance pay, including that of the Company's former Chief Executive Officer, who was relieved of his position in September 1996. During the nine months ended September 30, 1995, the Company recorded significant unusual charges totaling $7,000 due to the settlement of certain environmental litigation (see Note 8). The unusual charges represented 18.2% and 25.6% of the Company's loss from continuing operations for the nine months ended September 28, 1996 and September 30, 1995, respectively, and 54.8% for the three months ended September 28, 1996.

6.  DEBT RELATED FEES AND DEFAULT INTEREST

As a result of the Company's significant losses in the year ended December 31, 1994, the resultant non-compliance with covenants in its various financing agreements, the involuntary bankruptcy action initiated by its Senior Noteholders, the Standstill Agreements with its lenders and the Filing, the Company's continuing operations incurred significant legal and professional fees totaling $2,085 and $3,243 for the three months ended and $5,711 and $8,520 for the nine months ended September 28, 1996 and September 30, 1995, respectively. These fees include the cost of the Company's legal counsellors, financial advisors and consultants, as well as those of its bankers, Senior Noteholders and creditors and, additionally, 1995 included certain payments made directly to these lenders. The debt related fees for the three months and nine months ended September 28, 1996 are net of $208 and $530, respectively, of interest earned on accumulated cash resulting from the Filing. These costs are included as Debt Related Fees in the Unaudited Consolidated Statement of Operations for the periods then ended. It is anticipated that additional significant reorganization related fees will be incurred in future periods.

Additionally, as a result of the Company's defaults under its financing agreements, its financial condition and the terms of the Standstill Agreements, since February 1995 the Company was charged an additional 3.0% interest on its bank debt and the interest rate on its 6.76% senior notes was increased to 15%. These higher interest rates resulted in incremental interest expense of $796 and $2,399 for the three months ended and $2,350 and $4,315 for the nine months ended September 28, 1996 and September 30, 1995, respectively, which is included in Interest Expense in the Unaudited Consolidated Statements of Operations.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

The debt related fees and default interest costs represent 63.5% and 72.6% of the Company's loss from continuing operations for the three months ended September 28, 1996 and September 30, 1995, respectively, and 59.1% and 46.9% for the nine months then ended.

7.  INVENTORIES
Inventories consist of:

                                                              Sept. 28, 1996    Dec. 31, 1995
                                                              --------------    -------------
       Finished products                                             $35,889          $38,948
       Work in process                                                 2,585            4,143
       Raw materials and supplies                                      6,680            7,807
                                                                     -------          -------
                                                                     $45,154          $50,898
                                                                     =======          =======


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

 A. PRODUCT LIABILITY:

Certain subsidiaries of the Company are defendants in a personal injury action which was filed in the United States District Court for the District of Massachusetts in 1989 involving a spinal injury incurred by the plaintiff while wearing a hockey helmet purported to have been manufactured or sold by such subsidiaries. In view of the Filing, the Court dismissed the case without prejudice to either party moving to restore it to the docket upon final determination of the bankruptcy proceedings. The plaintiff seeks damages related to his quadriplegia consisting of approximately $6,300 for economic loss and long-term medical and health care costs and $2,700 for, among other things, pain and suffering. The plaintiff has further asserted a claim under Massachusetts General Laws, Chapter 93A, for breach of warranty, including a claim for treble damages for any and all loss. In furtherance of the foregoing, the plaintiff has asserted a $10,000 contingent unsecured claim in the Chapter 11 Cases. This claim has not yet been resolved. The plaintiff has requested relief from the automatic stay in the Chapter 11 proceedings to permit the liquidation of his claim. The Company has insurance coverage of approximately $400 plus the substantial portion of legal costs for this action. Based on the facts of this case, the Company believes that it has meritorious defenses to the claims. However, an adverse outcome of this matter could have a materially adverse effect on the reorganization of the Company and on its financial condition. The Company has not provided for any loss in its consolidated financial statements which might result from this litigation.

The Company is also a defendant in other product liability suits for personal injuries. The Company believes that any resulting losses and defense costs will be within applicable insurance coverage and the Company's provision for such losses and costs.

B.       ENVIRONMENTAL MATTERS:

In 1991, the Vermont Department of Environmental Conservation ("VIDEC") notified the Company that the Bradford, Vermont property operated by its wholly-owned subsidiary, Maska, had been included on the U.S. Environmental Protection Agency's Comprehensive Environmental Response, Compensation and Liability Information System and the Vermont Hazardous Sites List and was being evaluated for possible remedial action. During April 1996, Maska and the State of Vermont entered into a Joint Pleading and Stipulation which sets forth the elements of the State of Vermont's claims against Maska pertaining to the releases of contaminants ("Releases") into the groundwater and soil at the Bradford site and also sets forth the compromise and settlement of those claims in the form of a Consent Decree incorporated therein. The Consent Decree provides that Maska shall remediate the Releases in accordance with approved workplans, reimburse the State for its costs to oversee the remediation and pay a civil penalty of $250. The Consent Decree was approved by the Bankruptcy Court on May 14, 1996 and entered by the Washington County Superior Court of the State of Vermont on June 10, 1996. In July 1996, the Company paid the State of Vermont their oversight costs to

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

date and the civil penalty in accordance with the Consent Decree. The Company had previously accrued approximately $250 related to the Consent Decree.

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

On February 14, 1996, the Company, together with certain of its former and present officers and directors, reached a settlement with the plaintiffs in this litigation. The settlement provides for the cash payment by the Company's insurer of $8,750, on behalf of certain former and present officers and directors of the Company who are defendants. In addition, the Company will issue 1,000,000 shares of its Common Stock. During July 1996, the settlement was approved by the Bankruptcy Court and the U.S. District Court for the Southern District of New York. Additionally, during August 1996 certain of the Company's creditors filed an appeal with the Bankruptcy Court with respect to the Bankruptcy Court's approval of the settlement which has not yet been resolved but will be dismissed with prejudice in connection with the Reorganization Plan. As a result of the settlement, the Company recorded a provision of approximately $1,563 (the market value of 1,000,000 shares of common stock on the date the settlement was agreed to) in the year ended December 31, 1995.

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

On June 26, 1996, the Debtors announced that they entered into an agreement with representatives of the Debtors' Senior Noteholders and trade and other unsecured creditors (the "Unsecured Creditors Committee") on a term sheet (the "Term Sheet") setting forth the material provisions of a Reorganization Plan. Thereafter, the Debtors and the Unsecured Creditors Committee reached an agreement in principle with assignees of the Debtors' former lenders (the "Secured Creditor Group") on the terms of the Reorganization Plan. On September 12, 1996, the Debtors filed with the Court a proposed Chapter 11 Plan of Reorganization (the "Proposed Plan"). On September 19, 1996 the Debtors filed with the Court a Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code incident to the Proposed Plan. After further negotiations and term modifications among the Debtors and their creditor constituencies, on November 13, 1996 the Debtors filed with the Court a First Amended Chapter 11 Plan of Reorganization as amended from time to time (the "Reorganization Plan") and the First Amended Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code incident to the Reorganization Plan. On November 19, 1996 the Bankruptcy Court approved the adequacy of the First Amended Disclosure Statement as modified in open court (the "Disclosure Statement"). The Reorganization Plan represents the culmination of management analyses and negotiation amongst representatives of principal parties in interest regarding the best means to maximize and to allocate value to the Debtors' creditors and stockholders in accordance with their legal and contractual rights and priorities with due regard to the potential causes of action and claims that could be asserted against and by certain creditors.

Under the Reorganization Plan, among other things:

- The Debtors' secured creditors will receive $74.0 million in cash and new senior secured notes (the "New Senior Secured Notes") and 2,470,000 shares of new common stock (the "New Common Stock") of the reorganized Company (the "Reorganized Company"), in exchange for approximately $108.0 million of secured and unsecured indebtedness (which amount includes the secured creditors estimate of post-filing interest and expenses). The 2,470,000 shares of New Common Stock, represents (before dilution) 38.0% of the ownership of the Reorganized Company. The New Senior Secured Notes will have a term of seven years with principal payment beginning in the fifth year after the Reorganization Plan becomes effective (the "Effective Date"). Interest thereon is due and payable semi-annually at 14.0% (including 4.0% payable in kind ("PIK"), with such PIK interest reduced permanently if the Company achieves certain earnings levels established in the Reorganization Plan). The New Senior Secured Notes are pre-payable at 101% of principal plus accrued interest, will be secured by a lien on substantially all of the Company's assets, subordinate only to the Company's new secured credit facility, and will have covenants, representations and other terms customary in instruments of this nature.

- The Debtors' unsecured creditors will receive 4,030,000 shares of New Common Stock representing, at the time of issuance, 62.0% of the distributed equity in the Reorganized Company, subject to dilution upon the exercise of warrants distributed to equity security holders and stock options held by the Company's Chief Executive Officer (up to 10.0% of the common stock at varying exercise prices), in exchange for approximately $120.0 million of unsecured indebtedness. It is presumed that the New Common Stock will have an initial value of $10.16 per share.

- The Company's equity security holders (currently holding 18,859,679 shares of Common Stock) will receive a total of 300,000 5-year warrants to purchase an aggregate of 300,000 shares of New Common Stock currently expected to be at an exercise price above the initial value of the New Common Stock. The warrants would be exercisable at an enterprise valuation of $175.0 million; based on a presumed initial

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    value of $10.16 per share, this would be an exercise price of approximately $17.00 per share. In addition, the warrant holders will have the option to receive an aggregate payment of $0.5 million upon cancellation of such warrants in connection with a sale of the Company for more than $140.0 million.

The Reorganization Plan, which is predicated upon an estimated Company valuation of $130,000, exclusive of cash for distribution thereunder, also provides for other terms including: structured settlements with Fleet Credit Corporation (in connection with its claims arising from equipment financing) and NHL Enterprises, Inc. and its affiliates (in connection with their claims arising from royalty obligations under licenses with the Company and alleged infringement of their property); the incorporated consent decree entered in Vermont Superior Court by agreement with Maska U.S., Inc. ("Maska"); an overall structured settlement among and between all of the creditor classes which results in, among other things, the recoveries described above for the secured creditors and unsecured creditors collectively as well as an intra-creditor structured recovery resulting in the Senior Noteholders realizing approximately 40.9% on their claims, Maska's unsecured creditors realizing approximately 56.6% on their claims and the unsecured creditors of the other Debtors realizing approximately 31.9% on their claims; and the creation of a new 5-member Board of Directors (consisting of the then Chief Executive Officer, two directors selected by the Unsecured Creditors Committee and two directors selected by the Secured Creditors Group). A hearing on the adequacy of the Disclosure Statement was held on November 19, 1996, at which the Bankruptcy Court approved the adequacy of the Disclosure Statement and authorized its distribution to the creditors and stockholders for voting on the Reorganization Plan. The effectiveness of the Reorganization Plan is subject to, among other things, a creditor and equity security holder vote on such plan and Bankruptcy Court approval of such plan based upon legal criteria set forth in the Bankruptcy Code. Confirmation currently is scheduled for January 23, 1997 but may be postponed unless the Reorganization Plan is accepted by voting constituencies and the approval of such plan is not subject to material opposition. The Company, therefore, is not presently able to predict with certainty when the Chapter 11 Cases will be concluded or on what basis.

If the Reorganization Plan is confirmed, the Company will be required to account for such Reorganization Plan using "fresh start" reporting. Accordingly, all assets and liabilities would be restated to approximate fair value at the date of reorganization and any excess in reorganizational value over market value of identifiable assets would be recorded as an intangible asset. If the Reorganization Plan described above is approved, the Company would record an extraordinary gain from reorganization, a decrease in debt and an increase in equity. In addition, existing shareholders would no longer hold common stock interests in the Debtors but would hold warrants to purchase common stock which would result in severely diluted equity holdings as compared to their current holdings.

On March 6, 1995, the Senior Noteholders filed involuntary bankruptcy petitions against certain of the Company's U.S. subsidiaries in the U.S. and against the Company and certain of its Canadian subsidiaries in Canada. On March 24, 1995, the United States Bankruptcy Court dismissed the involuntary petition filed against two of the Company's U.S. subsidiaries (Maska and #1 Apparel, Inc.). During June 1995, the Company entered into Standstill Agreements with its bank lenders and Senior Noteholders that provided a period of continued financing by its lenders, a sharing of collateral by the bank lenders and Senior Noteholders and provided the Company a period (through December 31, 1995) in which to restructure its debt without further judicial proceedings. Additionally, the Company retained the investment banking firm of Bear Stearns & Co., Inc. to assist the Company in exploring a wide variety of possible financial transactions, including refinancing existing debt and obtaining equity capital. In June 1995, in connection with the Standstill Agreements, the Senior Noteholders withdrew involuntary bankruptcy filings against the Company and its subsidiaries in Canada.

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

RESULTS OF CONTINUING OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 28, 1996

1996 COMPARED TO 1995

Net sales decreased 17.4% to $104.6 million in the nine months ended September 28, 1996 as compared to $126.7 million in the nine months ended September 30, 1995. The decline in sales included decreases of 38.8% in in-line roller skates, 11.8% in hockey and figure skates, 13.7% in licensed sports apparel and 9.7% in protective equipment. Net sales decreased 22.1% to $44.9 million in the three months ended September 28, 1996 as compared to $57.7 million in the three months ended September 30, 1995. The decline in sales included decreases of 24.0% in hockey and figure skates, 41.3% in in-line roller skates, 17.5% in licensed sports apparel and 15.4% in protective equipment. Compared to 1995, sales in 1996 were negatively affected by the Company's Chapter 11 status, a generally weak retail environment in the sports and leisure products industry, particularly in the recreational in-line skate market, increased amounts of deeply discounted merchandise offered by other manufacturers and poor weather in the U.S. and Canada. Furthermore, the Company has reduced the levels of business it conducts with certain specialty retailers and mass merchandisers to whom previous sales were made at low margins and high credit risk, and has reduced or eliminated certain incentives to customers.

Gross profit for the nine months was $37.2 million in 1996 compared to $44.3 million in 1995, a decrease of 16.1%. Measured as a percentage of net sales, gross profit margins increased to 35.5% in 1996 from 35.0% in 1995. Gross profit for the three months ended September 28, 1996 was $15.1 million compared to $19.1 million in 1995, a decrease of 20.9%. Measured as a percentage of net sales, gross profit margins increased to 33.6% in 1996 from 33.1% in 1995. These higher gross profit margins are principally a result of favorable customer and product mixes as compared to 1995.

For the nine months ended September 28, 1996, selling, general and administrative expenses decreased 23.5% to $33.2 million compared to $43.4 million in the prior year period. Measured as a percentage of net sales, these expenses were 31.7% in 1996 versus 34.3% in 1995. Expenses decreased as a result of generally lower operating expenses due to the Company's continued efforts to reduce costs, reduced variable selling costs, principally royalties and commissions, and lower legal expenses associated with certain cases that were either settled or delayed due to the Company's financial difficulties. In the three months ended September 28, 1996, selling, general and administrative expenses decreased 31.1% to $12.0 million due to the factors noted above. Measured as a percentage of net sales, these expenses decreased to 26.7% from 30.2%.

During the three and nine months ended September 28, 1996, the Company recorded costs of $2.5 million to reflect the impact of reorganizing management to strategically position itself for a definitive restructuring plan. These costs consist primarily of severance pay, including that of the Company's former Chief Executive Officer, who was relieved of his position in September 1996, and are included in Unusual Charges in the Unaudited Consolidated Statements of Operations. During the nine months ended September 30, 1995, the Company recorded an unusual charge of $7.0 million due to the settlement of certain environmental litigation.

Excluding the unusual charges, operating income for the nine months ended September 28, 1996 was $4.0 million compared to $0.9 million in the comparable prior year period. The 1996 operating income was primarily the result of increased gross profit margins and lower selling, general and administrative expenses discussed above. Including the unusual charges, the operating income for the nine months ended September 28, 1996 was $1.5 million and the operating loss for the nine months ended September 30, 1995 was $6.1 million.

As a result of the Company's Chapter 11 Cases, it incurred significant legal and professional fees totaling $5.7 million and $8.5 million during the nine months and $2.1 million and $3.2 million in the three months ended September 28, 1996 and September 30, 1995, respectively. These fees include the cost of the Company's legal counsellors, financial advisors and consultants, as well as those of certain of its creditors. These costs, which represent approximately 41.8% and 31.1% of the Company's loss from continuing operations for the nine months ended September 28, 1996 and September 30, 1995, respectively, and 45.9% and 41.7% for the three months then

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ended, are included as Debt Related Fees in the Unaudited Consolidated Statements of Operations for the periods then ended. It is anticipated that additional fees and costs will be incurred during the balance of 1996.

Interest expense approximated $9.4 million and $12.4 million for the nine months ended September 28, 1996 and September 30, 1995, respectively. During the reorganization proceedings the Company is generally not permitted to pay interest. Therefore, the Company will record interest expense only to the extent paid or earned during the proceedings and to the extent it is probable that the Bankruptcy Court will allow interest on pre-Petition Date debt as a priority, secured or unsecured claim. Interest expense in 1995 resulted from working capital borrowings at higher short-term interest rates as well as default interest rates being charged on the Company's bank debt and Senior Notes due to defaults, offset in part by the allocation of interest expense to discontinued operations.

The Company's loss from continuing operations for the nine months ended September 28, 1996 was $13.7 million ($0.72 per share) compared to $27.4 million ($1.45 per share) in the comparable prior year period. The loss from continuing operations for the three months ended September 28, 1996 was $4.5 million ($0.24 per share) compared to $7.8 million ($0.41 per share) in the comparable prior year period.

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

The Filing has enabled the Company to stabilize its liquidity position because the cash requirements for the payment of accrued interest, accounts payable and other liabilities, which arose prior to the Filing, are in most cases deferred until the Reorganization Plan is approved by the Bankruptcy Court. Under the Bankruptcy Code, the Company may elect to assume or reject leases, employment contracts, service contracts and other executory pre-Petition Date contracts, subject to Bankruptcy Court approval. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts and no provisions have yet been made for these items.

Prior to confirmation of a reorganization plan, management expects to finance the Company's short-term working capital and capital expenditures requirements through cash generated by its operations, as authorized by the Bankruptcy Court, or through credit facilities as necessary. However, there can be no assurance that the Company will be able to obtain such credit facilities or, if obtained, that such facilities will be sufficient to enable the Company to meet its liquidity requirements. Upon confirmation of a reorganization plan, the Reorganized Company expects to meet its working capital and capital expenditures requirements through a secured credit facility for which the Company has received commitments from three prospective lenders. Such commitments are contingent upon, among other things, confirmation of the Reorganization Plan.


During the nine months ended September 28, 1996, net cash used in operating activities was $2.9 million compared to $18.4 million in the nine months ended September 30, 1995. Cash used is net of $6.8 million and $5.0 million provided from discontinued operations in 1996 and 1995, respectively.

Net cash flows used in investing activities during the nine months ended September 28, 1996 and September 30, 1995 included purchases of fixed assets of $1.8 million and $2.0 million, respectively. Net cash flows used in financing activities during the period ended September 28, 1996 were approximately $5.3 million, resulting primarily from the use of cash from discontinued operations for principal payments on the Company's secured debt as allowed by the Bankruptcy Court. In the comparable 1995 period, net cash flows provided by financing activities were approximately $13.4 million, resulting primarily from the proceeds of short-term bank borrowings.

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

ITEM 5.       OTHER INFORMATION

              On September 13, 1996, Howard J. Zunenshine was relieved of his position as the Company's Chief Executive Officer.

              On September 16, 1996, Gerald B. Wasserman was appointed President and Chief Executive Officer of the Company and its subsidiaries. Mr. Wasserman and the Company have agreed on an employment arrangement with a term of five years. Mr. Wasserman's base salary is $350,000 in the first year, with subsequent year salaries to be determined by the Board of Directors. In addition, Mr. Wasserman would receive stock options to acquire 10% of the Reorganized Company's Common Stock at exercise prices of $12.00 - 16.00 per share. In the event of termination of employment without cause, Mr. Wasserman would receive severance pay equal to three months of his current base salary for each year of service. The full terms of his employment arrangement will be set forth in a written employment agreement to be entered into between the Company and Mr. Wasserman.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.
              (a)   Exhibits:

                    27.1 Financial Data Schedule for the nine months ended September 28, 1996.

              (b) No reports were filed on Form 8-K during the quarter ended September 28, 1996.

                             SLM INTERNATIONAL, INC.





                                   SIGNATURES

       Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SLM INTERNATIONAL, INC.
                                  (REGISTRANT)


                              By:    /s/ John A. Sarto
                                     -------------------------------------------
                                     Name:      John A. Sarto
                                     Title:     Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)






Date: November 26, 1996