Form 10-K
period 1996-12-31
SLM INTERNATIONAL INC /DE
filed 1997-04-15
CIK 880036

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996       Commission file number 0-19596

                             SLM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

       DELAWARE                                          13-36-32297
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

C/O MASKA U.S., INC., 77 ROUTE 25, PIERSON INDUSTRIAL PARK, BRADFORD VT   05033
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (518) 773-4401

Securities registered pursuant to Section 12(b) of the Act:

                                                           NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                          COMMON STOCK,
                                                          PAR VALUE $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days: YES _X_   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 14, 1997 was $1,168,908.

As of April 14, 1997, 6,500,000 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 are incorporated by reference to the SLM International, Inc. Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on June 18, 1997 into Part III of this Form 10-K. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

================================================================================

                                 TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
                                     PART I

Item  1. Business ..........................................................   1

Item  2. Properties ........................................................   9

Item  3. Legal Proceedings .................................................  10

Item  4. Submission of Matters to a Vote of Security Holders ...............  11


                                     PART II

Item  5. Market for Registrant's Common Equity and Related Stockholder
         Matters ...........................................................  11

Item  6. Selected Financial Data ...........................................  13

Item  7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................  14

Item  8. Financial Statements and Supplementary Data .......................  19


Item  9. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure ..............................................  53


                                    PART III

Item 10. Directors and Executive Officers of the Registrant ................  53

Item 11. Executive Compensation ............................................  53

Item 12. Security Ownership of Certain Beneficial Owners and Management ....  53

Item 13. Certain Relationships and Related Transactions ....................  53


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ...  54

                                     PART I

ITEM 1.     BUSINESS
OVERVIEW

The continuing operations of SLM International, Inc. ("SLM") and its subsidiaries (collectively, the "Company") include the design, development, manufacturing and marketing of a wide range of sporting goods products. The Company is a leading manufacturer of hockey and inline skating products marketed under the CCM brand name, and licensed sports apparel under the CCM and #1 Apparel names. The Company maintains a diversified mix of products to avoid dependence upon the success of a single product, product category, theme or fad. The Company has expanded its business since its inception in 1976 through internal new product development, strategic acquisitions and licensing arrangements.

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

The Company's growth has included acquisitions of stock or certain assets of companies, often with recognized trademarks, including those of CCM Inc., acquired in 1983 (hockey skates and equipment), St. Lawrence Manufacturing Company Inc., acquired in 1985 (ice skate blades), and #1 Apparel, Inc. and #1 Apparel Canada ("#1 Apparel"), acquired in 1994 (licensed sports apparel).

REORGANIZATION CASE

SLM and six of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Filing") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on October 24, 1995 (the "Petition Date"). Since the Filing, the Debtors operated their businesses in the ordinary course as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. The Bankruptcy Court entered an order authorizing the joint administration of the Debtors' Chapter 11 cases (the "Chapter 11 Cases"). On September 12, 1996, the Debtors filed a Chapter 11 Plan of Reorganization and on November 13, 1996, the Debtors filed a First Amended Chapter 11 Plan of Reorganization as amended from time to time (the "Reorganization Plan") with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan which became effective on April 11, 1997 (the "Effective Date").

In the Chapter 11 Cases, substantially all liabilities as of the Petition Date are subject to resolution under the Reorganization Plan which was voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. Schedules have been filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the Petition Date as shown by its accounting records. Creditors holding pre-petition date claims ("Pre-petition Claims") against the Company were required to file proofs of claim on or before a date fixed by the Bankruptcy Court (the "Bar Date"). Differences between amounts shown by the Company and claims filed by its creditors, including claims in excess of what the Company has previously accrued, have been or will be investigated and resolved consensually or by order of the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to the Reorganization Plan.

Under the Bankruptcy Code pursuant to the Reorganization Plan, the Company has elected to assume or reject leases, employment contracts, service contracts and other executory pre-Petition Date contracts, with Bankruptcy Court approval. The Company has estimated the ultimate liability which may result from the filing of claims for any rejected contracts, and provisions have been made for these items upon the Effective Date of the Reorganization Plan.

Since October 1, 1994, the Company has not been in compliance with certain financial and other covenants in its principal financing agreements, including those with its banks and with the holders of the Company's 6.76% senior notes (the "Senior Noteholders") which would have allowed these lenders to accelerate repayment of these loans.

The Bankrupcty Court authorized the Company to use the cash generated by its operations to continue to fund its business obligations, and to pay pre-Petition Date wages, salaries, sales commissions, employee benefits and customs duties, honor manufacturer's warranties and pay certain non-U.S. pre-Petition Date liabilities. These various Bankruptcy Court authorizations provided the Company with cash and liquidity so that it could conduct its operations. Until a reorganization plan was effective, the Company funded its working capital and capital expenditure requirements through cash generated by its operations. The reorganized company (the "Reorganized

Company") expects to meet its working capital and capital expenditure requirements through secured credit facilities from The Chase Manhattan Bank and The Chase Manhattan Bank of Canada.

On June 26, 1996, the Debtors announced that they entered into an agreement with representatives of the Debtors' Senior Noteholders and trade and other unsecured creditors (the "Unsecured Creditors Committee") on a term sheet (the "Term Sheet") setting forth the material provisions of a Reorganization Plan. Thereafter, the Debtors and Unsecured Creditors Committee reached an agreement in principle with assignees of the Debtors' former lenders (the "Secured Creditor Group") on the terms of the Reorganization Plan. On September 12, 1996, the Debtors filed with the Bankruptcy Court a proposed Chapter 11 Plan of Reorganization (the "Proposed Plan"). On September 19, 1996, the Debtors filed with the Bankruptcy Court a Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code incident to the Proposed Plan. After further negotiations and term modifications among the Debtors and their creditor constituencies, on November 13, 1996, the Debtors filed with the Court the Reorganization Plan and the First Amended Disclosure Statement Pursuant to Section 1125 of the Bankrupcty Code incident to the Reorganization Plan. On November 19, 1996, the Bankruptcy Court approved the adequacy of the First Amended Disclosure Statement as modified in open court (the "Disclosure Statement"). On January 23, 1997, the Bankruptcy Court entered an order confirming the Reorganization Plan as modified, the effectiveness of which was contingent upon, among other things, the completion of a secured credit facility. The Reorganization Plan represents the culmination of management analyses and negotiation amongst representatives of principal parties in interest regarding the best means to maximize and to allocate value to the Debtors' creditors and stockholders in accordance with their legal and contractual rights and priorities with due regard to the potential causes of action and claims that could be asserted against and by certain creditors. Upon the satisfaction of all conditions precedent to the occurrence of the Effective Date, the Reorganization Plan was declared effective on April 11, 1997.

Under the Reorganization Plan, among other things:

o The Debtors' secured creditors received $44.2 million in cash, $29.5 million principal in new senior notes (the "New Senior Notes") and 2,470,000 shares of new common stock (the "New Common Stock") of the Reorganized Company, in exchange for approximately $108.0 million of secured and unsecured indebtedness (which amount includes the secured creditors estimate of post-filing interest and expenses). The 2,470,000 shares of New Common Stock represented (before dilution) 38.0% of the ownership of the Reorganized Company. The lenders sold such shares to Wellspring Associates L.L.C. on the Effective Date. The New Senior Notes have a term of seven years with principal payments beginning in the fifth year. Interest thereon is due and payable semi-annually at 14.0% (including 4.0% payable in kind ("PIK"), with such PIK interest reduced permanently if the Company achieves certain earnings levels established in the Reorganization Plan). The New Senior Notes are pre-payable at 101% of principal plus accrued interest, are collateralized by a lien on substantially all of the Reorganized Company's assets, subordinate only to the Company's new secured credit facilities, and have covenants, representations and other terms customary in instruments of this nature.

o The Debtors' unsecured creditors received: 4,030,000 shares of New Common Stock representing, at the time of issuance, 62.0% of the distributed equity in the Reorganized Company, subject to dilution upon the exercise of warrants distributed to equity security holders and stock options which may be issued to the Company's officers and key personnel (up to 15.0% of the New Common Stock at varying exercise prices), in exchange for approximately $120.0 million of unsecured indebtedness. For purposes of the Reorganization Plan, the New Common Stock was valued at approximately $10.16 per share.

o The Company's equity security holders (who held 18,859,679 shares of Common Stock plus the 1,000,000 shares to have been issued pursuant to the settlement of a securities litigation lawsuit) received a total of 300,000 5-year warrants to purchase an aggregate of 300,000 shares of New Common Stock at an exercise price of $16.92 per share. In addition, the warrant holders have the option to receive an aggregate payment of $0.5 million upon cancellation of such warrants in connection with a sale of the Reorganized Company for more than $140.0 million.

The Reorganization Plan also provides for other terms including: structured settlements with Fleet Credit Corporation (in connection with its claims arising from equipment financing), NHL Enterprises, Inc. and its affiliates (in connection with their claims arising from royalty obligations under licenses with the Company and alleged infringement of their property) and with the lessors under certain leases of real property (which lessors were former officers and directors of the Company); and the incorporated consent decree entered in Vermont Superior Court by agreement with Maska U.S., Inc. ("Maska"); and an overall structured settlement among and between all of the creditor classes which results in, among other things, the recoveries described above for the secured creditors and unsecured creditors collectively as well as an intra-creditor structured recovery resulting (depending on the ultimate resolution of disputed claims) in the Company's former Senior Noteholders realizing approximately

40.9% on their claims, Maska's unsecured creditors realizing approximately 56.6% on their claims and the unsecured creditors of the other Debtors realizing approximately 31.9% on their claims.

FRESH-START ACCOUNTING (UNAUDITED)

The Company's financial statements following its emergence from bankruptcy will not be comparable to the historical financial statements presented herein, which do not reflect the Reorganization Plan. The Company has set forth below unaudited pro forma condensed consolidated financial statements that reflect the Reorganization Plan as if it has occurred on the dates specified therein.

The Company's unaudited pro forma condensed consolidated financial statements have been prepared in accordance with the requirements of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). Following emergence from bankruptcy, the Reorganized Company will apply fresh-start reporting in accordance with SOP 90-7.

When the Reorganized Company implements fresh-start reporting, the value of the Reorganized Company will be allocated to the entity's net assets in conformity with the procedures specified by Accounting Principles Board Opinion No. 16 Business Combinations. As a result, it is anticipated that adjustments to the carrying values of the Company's assets and liabilities will be required to reflect the terms of the Reorganization Plan. SOP 90-7 requires a determination of the Company's reorganizational value, which represents the fair value of all of the Company's assets and liabilities, and an allocation of such values to the assets and liabilities (excluding deferred taxes) based on their relative fair values with the excess in reorganizational value over market values recorded as an intangible asset. The application of SOP 90-7 results in the creation of a new reporting entity having no retained earnings or accumulated deficit. The Company will implement fresh-start reporting as of April 11, 1997. Accordingly, the estimated effects of fresh-start reporting reflected in the unaudited pro forma information are subject to change.

For the purpose of the Reorganization Plan, the reorganizational equity value was estimated to be $65.6 million, based in part on management's estimates of future operating results. Reorganizational value necessarily assumes that the Reorganized Company will achieve its estimated future operating results in all material respects. If such results are not achieved, the value of the Reorganized Company could be materially different.

The unaudited pro forma condensed consolidated financial information and accompanying notes should be read in conjunction with the Company's historical financial statements and the notes thereto apearing elsewhere herein. The unaudited pro forma condensed consolidated financial statements are presented for informational purposes only and do not purport to represent what the Reorganized Company's financial position or results of operations would actually have been if the consummation of the Reorganization Plan had occurred on such dates, or to project the Reorganized Company's financial position or results of operations at any future date or for any future period. The unaudited pro forma condensed consolidated financial statements contain, in the opinion of management, all adjustments necessary for a fair presentation thereof.

                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                December 31, 1996
                                   (Unaudited)
                                 (In thousands)

ASSETS                                            ACTUAL      ADJUSTMENTS     PRO FORMA
                                              ------------------------------------------
    Cash                                         $ 35,589       $(34,949) a  $    640
    Other  current assets                          76,438            144  b    76,582
                                              ------------------------------------------
           Total current assets                   112,027        (34,805)      77,222
         Property, plant and equipment             12,817         (1,924) c    10,893
         Intangible and other assets, net              81         41,804  d    41,885
                                              ------------------------------------------
           Total assets                          $124,925       $  5,075     $130,000
                                              ==========================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Short term debt                               $              $  5,100  e  $  5,100
   Accounts payable and accrued liabilities        15,945          8,246  f    24,191
   Long term debt, current portion                    369          1,127  g     1,496
   Current portion of liabilities subject to
     compromise under reorganization
     proceedings                                   45,035        (45,035) h

                                              ------------------------------------------
      Total current liabilities                    61,349        (30,562)      30,787
    Long-term debt                                                33,010  g    33,010
    Other liabilities                                 601                         601
    Liabilities subject to compromise
      under reorganization proceedings            160,164       (160,164) h

                                              ------------------------------------------
           Total liabilities                      222,114       (157,716)      64,398
                                              ------------------------------------------

    Stockholders' equity (deficit)                (97,189)       162,791  i    65,602
                                              ------------------------------------------
           Total liabilities and
             stockholders' equity (deficit)      $124,925       $  5,075     $130,000
                                              ==========================================

The accompanying notes are an integral part of the unaudited pro forma condensed consolidated financial statements.

The following is a brief description of the adjustments made in preparing the Pro Forma Condensed Consolidated Balance Sheet (unaudited).

a. To reflect $44,049 paid out in accordance with the Reorganization Plan, net of $9,100 borrowed under new credit facilities.

b. To reflect primarily the distribution of Net assets of discontinued operations pursuant to the Reorganization Plan.

c. To reflect decrease resulting from facility reorganizations.

d. To record excess of identifiable asset value as a result of fresh-start reporting, including principally a valuation associated with the Company's trademarks.

e. To record borrowings under new credit facilities.

f. To record accounts payable and accrued liabilities incurred pursuant to the Reorganization Plan.

g. To record current portion of long-term debt under new credit facilities, New Senior Notes and other long-term debt incurred pursuant to the Reorganization Plan.

h. To eliminate liabilities in accordance with the Reorganization Plan. The Reorganization Plan will result in an extraordinary gain on debt forgiveness of approximately $57,000.

i. To reflect fresh-start reporting and the new equity structure of the Reorganized Company pursuant to the Reorganization Plan.

          PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      For the year ended December 31, 1996
                                   (Unaudited)
                        (In thousands, except share data)

                                                ACTUAL     ADJUSTMENTS     PRO FORMA
                                              ------------------------------------------
Net sales                                       $ 140,321   $              $ 140,321
                                              ------------------------------------------

Operating (loss) income                            (2,156)      1,533   a       (623)

Debt related fees                                   7,432      (7,432)  b

Other expense (income), net                            27                         27

Interest expense                                    9,555      (3,825)  c      5,730
                                              ------------------------------------------

(Loss) income from continuing operations
   before income taxes                            (19,170)     12,790         (6,380)

Income taxes                                         (448)        299           (149)

Net (loss) from continuing operations           $ (18,722)  $  12,491      $  (6,231)
                                              ==========================================

Net (loss) per share from continuing
   operations                                   $  (0.99)                  $   (0.96)
                                              ==========================================

Weighted average common and common
   equivalent shares outstanding              18,859,679                   6,500,000  d
                                              ==========================================

The accompanying notes are an integral part of the unaudited pro forma condensed consolidated financial statements.

The Pro Forma Condensed Consolidated Statement of Operations (unaudited) adjustments have been computed assuming the Effective Date was January 1, 1996 and includes adjustments which give effect to the events that are directly attributable and expected to have a continuing impact on the Reorganized Company.

The following is a brief description of the adjustments made in preparing the Pro Forma Condensed Consolidated Statement of Operations (unaudited).

a. To reflect amortization of the intangibles associated with fresh-start reporting of $2,633, net of $4,166 of costs related to restructuring.

b. To reflect adjustments for costs incurred by the Company outside of its continuing operations.

c. To reflect incremental interest expense associated with the Company's new credit facilities and New Senior Notes of $5,730, offset in part by reduced interest resulting from the debt forgiveness in accordance with the Reorganization Plan.

d. To reflect the equity structure of the Reorganized Company pursuant to the Reorganization Plan.

DISCONTINUED OPERATIONS

In December 1994, the Company determined that it would hold its investments in its toy and fitness businesses operated primarily by its Buddy L Inc. and Buddy L Canada Inc. subsidiaries (collectively "Buddy L") for sale. Accordingly, the results of operations of these businesses have been accounted for as discontinued operations for all periods in the accompanying consolidated financial statements. On March 2, 1995, Buddy L Inc., a wholly-owned subsidiary of the Company, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. On May 9, 1995, the Company accepted the bid to sell certain assets and liabilities of the Buddy L toy business to Empire of Carolina, Inc. The bid was approved by the Bankruptcy Court on May 19, 1995 and the transaction closed on July 7, 1995. The Bankruptcy Court also approved the sale of Buddy L's fitness business which was completed on June 30, 1995. At December 31, 1994, the Company recorded a loss of $11.3 million, net of income taxes, for the disposition of its discontinued operations, including the estimated 1995 operating loss through the disposition date. As a result of the finalization of the sale of the Buddy L toy and fitness businesses, the terms of which changed substantially from those previously proposed; a change in the anticipated allocation of the sale proceeds amongst the various creditors (see Settlement Agreement below) and the liquidation of the remaining Buddy L assets (primarily accounts receivable and real property); and an increase in estimated phase out costs, an additional loss from disposition of discontinued operations of $25.6 million was recorded during the year ended December 31, 1995.

On December 19, 1995, the Bankruptcy Court approved a settlement agreement (the "Settlement Agreement") in the Smedley Industries, Inc. (f/k/a Buddy L Inc.) ("Smedley") Chapter 11 case among the Company, Smedley, its creditors and the Company's banks and Senior Noteholders, resolving the allocation of the proceeds and expenses from the disposition of the Buddy L toy and fitness businesses. A Chapter 11 plan and a disclosure statement for Smedley were filed and subsequently amended with the Bankruptcy Court embodying the terms of the Settlement Agreement. The Chapter 11 plan, as amended, was confirmed by the Bankruptcy Court on October 3, 1996 and became effective on October 17, 1996.

CONTINUING OPERATIONS

Industry Background

In its annual survey of sports participation, the National Sporting Goods Association ("NSGA") included among the Top 10 Growth Sports (by percentage increase) in the U.S. for 1994, inline skating (57.2%) as No. 1, roller hockey (50.3%) as No. 2 and ice hockey (14.5%) as No. 10. In 1995, inline skating had grown by 22.6% to 23.9 million participants (No. 3), roller hockey had grown by 43.0% to 3.2 million participants (No. 1), and ice hockey had grown by 29.2% to
2.5 million participants (No. 2). For 1996, although the relevent information is not yet available, the Company believes that these trends will continue for both ice and roller hockey, while inline skating will grow at a more moderate rate. In Canada, a mature hockey market, the World Federation of Sporting Goods International ("WFSGI") has identified the top 10 growth sports for 1996 - youth hockey was ranked 8th and old timer hockey 9th.

The Company estimates the worldwide market for ice hockey products at approximately $750 million in 1996. The Company believes that the popularity of ice hockey will grow as the National Hockey League ("NHL") continues to expand into new markets in the U.S., with recent expansions in both California and Florida and the relocation of existing teams to Texas, Colorado and Arizona. The U.S. Team victory at the 1996 World Cup Championship and the participation of NHL players at the 1998 Winter Olympics (for the first time in history) will also influence the growth of hockey in North America and around the world.

The Sports Marketing Research Group, Inc., an independent market research company, estimates the worldwide inline, street and roller hockey markets at approximately $2.0 billion in 1996. This rapidly growing segment is expected to continue to grow because (i) inline roller skates have a strong appeal to health and fitness conscious consumers who use the product for physical conditioning and recreation; (ii) hockey players and alpine and cross-country skiers are increasingly using the product for off-season training; and (iii) sports such as inline roller and street hockey as well as long distance and inline speed racing are becoming increasingly popular.

The Team Licensing Business Organization estimates the licensed sports products market in the U.S. and Canada at approximately $10.9 billion in 1996. The market is divided primarily among five sports leagues: the National Football League ("NFL") ($3.3 billion), Major League Baseball ("MLB") ($1.8 billion), the National Basketball Association ("NBA") ($2.7 billion), the National Collegiate Athletic Association ("NCAA") ($2.1 billion) and the NHL ($1 billion).

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

The Company's existing sourcing and manufacturing capabilities has allowed it to launch in January 1997 products such as the new 952 Tacks hockey skates. The 952 Tacks hockey skate features technology such as the new Dynamic Sidewall Technology outsole which incorporates forefoot and heel wrapping to provide unmatched support and stability. In addition, the Company has introduced materials such as Kevlar reinforced nylon, developed with Dupont, new moulded graphic applications in conjunction with Flex Systems USA and lightweight composite reinforcement plates with the help of bio mechanical composites. These partnerships are only a small example of the Company's capabilities to develop and market the most advanced products.

Hockey and Figure Skates

The Company markets a range of hockey and figure skates from professional caliber premium hockey skates to popular priced figure and recreational hockey skates. All of these products, including the Tacks line of premium hockey skates, are sold under the CCM trademark. The Company estimates that during the 1996-1997 season, approximately 38% of NHL players wore its skates. The Company also manufactures private label skates using specific retailers' brand names, as well as the CCM trademark. The Company believes that it was the second largest manufacturer of hockey and figure skates in North America in 1996, based on units sold. The Company also markets premium hockey skates incorporating Reebok's Instapump fitting system and technology which is sold using the CCM, Tacks, Reebok and Instapump trademarks. This technology consists of an air bladder strategically placed inside the skates which, when inflated, provides a customized fit.

The Company believes that it is one of the world's largest manufacturers of hockey and figure skate blades (based on units sold) with sales of more than one million pairs per year. The Company's hockey skate blades, which are sold under the SLM and CCM trademarks, are used by players of all skill levels from novice to professional. Using its MK trademark the Company manufactures premium quality figure skate blades, including skate blades for many of the world's most prominent Olympic and professional figure skaters.

Hockey Equipment

The Company manufactures and markets a complete range of hockey helmets, pants, shin pads, shoulder pads, elbow pads and gloves. All of the Company's protective equipment is marketed under the CCM trademark. Sub-brands Supra, Ultra and Powerline, which accompany the CCM trademark, differentiate the product by quality and price point. The Company estimates that during the 1996-1997 hockey season approximately 50% of NHL players used its hockey pants, gloves or helmets.

Sports Apparel

Hockey Apparel. Using the CCM trademark, the Company markets a broad range of hockey apparel, including authentic and replica NHL hockey jerseys which are sold pursuant to certain license agreements with the NHL. The Company also manufactures the authentic jerseys that are used by all of the players in the Canadian Hockey League and most major NCAA hockey teams, as well as many amateur hockey teams in North America. These authentic and replica jerseys are sold primarily through retailers. The Company believes that it is among the world's largest manufacturer of hockey jerseys (authentic, replica and amateur gamewear) based on total dollars and units sold.

#1 Apparel. In January 1994, the Company acquired #1 Apparel, the licensed sports apparel division of K-Products, Inc., an Iowa-based apparel manufacturer. #1 Apparel manufactures a high quality line of baseball style caps and jackets using its own unique designs and graphics under licenses from the MLB, NHL, major colleges and universities and the NCAA. The acquisition included a manufacturing facility in Ontario, Canada, and all rights to the #1 Apparel name, trademarks, copyrights and designs.

Sales and Marketing

The Company's sporting goods products are sold throughout the world. In North America, the Company sells to more than 4,000 customers, including independent sporting goods stores, cooperative buying groups, mass merchandisers, sporting goods chains, department stores and wholesalers. Internationally, the Company has exclusive distributors in 30 countries in Europe, South America, Central America, Africa, Australia and the Far East. Sporting goods products are sold to certain large customers by the Company's in-house sales staff, while other accounts are serviced by an extensive network of approximately 55 independent sales representatives. In 1996, no single account represented more than 10% of the Company's consolidated net sales of sporting goods. The Company distributes its sporting goods products from distribution centers in the United States and Canada.

Retail sales of hockey products are seasonal, with the majority of retail sales occurring in the third and fourth calendar quarters. The Company believes that first and second quarter sales of inline roller skate products and #1 Apparel licensed products reduces the Company's reliance on third and fourth quarter sales of hockey products.

GENERAL

Backlog

The timing of orders is largely influenced by the degree of consumer demand for product lines, inventory levels of retailers, marketing strategies, seasonality and overall economic conditions. The Company's consolidated order backlog for continuing operations at December 31, 1996 decreased 40% to approximately $11.9 million as compared to December 31, 1995. Product shortages, cancellations, returns and allowances may reduce the amount of sales ultimately realized from the fulfillment of backlog orders.

Trademarks, Patents and Licenses

The principal trademarks used by the Company are listed in the table set forth below. All are owned by the Company except for the "CCM" trademarks which are owned by CCM Holdings (1983) Inc., which in turn is 50% owned by the Company through certain of its subsidiaries, the remaining 50% is owned by an unaffiliated Canadian bicycle manufacturer. All of the trademarks, including the "CCM" trademarks, are exclusive and perpetual for the product categories indicated. All of the trademarks, excluding the "CCM" trademarks, are also royalty free; the "CCM" trademarks carry a nominal annual fixed fee due to CCM Holdings (1983) Inc. which is not based on sales.

    ------------------------------------------------------------------------
            Trademarks                           Category
    ------------------------------------------------------------------------
    CCM Hockey apparel, hockey equipment, hockey, figure and inline skates and roller hockey equipment

    Tacks, VAKUTACKS           Hockey and inline skates

    Supra, Ultra, Powerline    Hockey pants and protective equipment

    Ultrafil, Airknit,         Hockey apparel
    Suprafil

    # 1 Apparel                Apparel

    ------------------------------------------------------------------------

The Company's principal license agreements are listed in the table set forth below. In general, the license agreements have terms of one to five years and the Company has usually been able to renew its licenses upon expiration. License fees and royalties typically range from 5% to 11% of net sales of the licensed product.

The Company's hockey jersey license with the NHL expires on June 30, 1999. Under this agreement, the Company has exclusivity for authentic game jerseys for thirteen teams through June 30, 1997 and for ten teams for the remainder of the license. The Company is also required to provide to each NHL team a certain quantity of jerseys free of charge. The cost of these goods, approximately $0.6 million in 1996, is expensed by the Company and recorded in selling, general and administrative expenses. In addition, the Company has an exclusive license with the NHL for authentic All Star Game jerseys and authentic and replica practice jerseys, and non-exclusive licenses for replica jerseys for all teams through the entire term of the agreement.

The Company has entered into a non-exclusive license agreement with the National Hockey League Players Association under which the Company may sell authentic game and replica hockey jerseys bearing the names and numbers of NHL players.

--------------------------------------------------------------------------------
      Licensor                Subject of License                 Categories
--------------------------------------------------------------------------------
National Hockey       NHL team logos and names            Hockey jerseys and
League Enterprises                                        headwear

NHL Players           Players' names and numbers          Hockey jerseys
Association
--------------------------------------------------------------------------------
Manufacturing and Sourcing

North America. The Company manufactures and distributes most of its products in nine facilities located in Vermont, New Hampshire, Ontario, Quebec and Europe. Collectively these facilities have capabilities for knitting, cutting, sewing, embroidery, silk screening, injection and vacuum molding, metal stamping and plating, and skate and equipment manufacturing.

During 1997 the Company intends to shut down two of its manufacturing facilities as part of its on-going effort to streamline manufacturing and distribution operations. In addition, the Company intends to relocate its U.S. distribution operations to the Burlington, Vermont area. A disruption resulting in the shutdown or impairment of any of the Company's other manufacturing facilities could adversely affect the Company. The Company maintains insurance coverage which might mitigate any such adverse effect.

Foreign. The Company sources products from China, Hong Kong, Korea, Taiwan, Thailand and the Philippines. The Company's manufacturing facility in Slough, England manufactures its premium MK figure skate blades.

No single supplier is responsible for products representing more than 10% of the Company's consolidated net sales.

Research and Product Development

The majority of the Company's sporting goods products are conceived of and developed at its own facilities, or are developed jointly with third party inventors. The Company operates research and development facilities in Quebec. The employees at these facilities include designers, engineers and model makers. These facilities include woodworking, spray painting, molding and sculpting capabilities, and have creative services departments which are responsible for apparel, packaging and catalog design and development.

Competition

The sporting goods industry is highly fragmented. The Company competes with numerous companies in team related sporting goods, equipment and sports apparel. While the Company is renowned for its high quality and innovative products and provides high levels of service to its customers, some of its competitors may have greater financial resources. The Company's major competitors include (i) with respect to licensed apparel, Russell Corporation, Champion Products Inc., VF Corp., Nike, Inc. and Starter Inc., (ii) with respect to hockey equipment, Bauer Inc. (acquired by Nike Inc. in February 1995) and Karhu Corp., (iii) with respect to hockey and figure skates, Bauer and Nike, and (iv) with respect to the inline roller skates market, Rollerblade Inc., First Team Sports Inc., Bauer, Variflex Inc. K2, Mission and Nike.

Employees

As of December 31, 1996, the Company's continuing operations employed approximately 1,190 persons. Approximately 995 are employed in Canada, 150 are employed in the United States and the balance are employed abroad. None of the Company's employees in the United States are unionized, while approximately 269 of its employees in Canada are unionized. The Company's current three year collective bargaining agreement with the union at its St. Jean, Quebec plant expires in late 1997 and the collective bargaining agreement with the union at the Company's skate blade manufacturing plant in Beauport, Quebec expires in April 2000. The Company maintains good relations with these unions.

ITEM 2.        PROPERTIES

The Company believes that its existing manufacturing and distribution facilities have sufficient capacity to support the Company's business without the need for significant additional or upgraded equipment or capital expenditures. The following table summarizes each of the Company's principal facilities for its operations.

=====================================================================================
                                                                APPROXIMATE   LEASE/
LOCATION                USE                                       SQUARE       OWN
                                                                   FEET
-------------------------------------------------------------------------------------
UNITED STATES
Bradford, Vermont       Hockey jersey finishing and                55,000       Own
Peterborough, New       distribution
Hampshire*              U.S. distribution center and              144,000       Lease
                        administrative offices

CANADA
Beauport, Quebec*       Skate blade manufacturing                 155,000       Lease
St. Jean, Quebec        Hockey equipment and skate manufacturing  138,000       Lease
St. Jean, Quebec        Helmet manufacturing                       53,000       Lease
St. Hyacinthe, Quebec   Hockey apparel knitting                    78,000       Lease
St. Hyacinthe, Quebec   Canadian distribution center and
                        administrative offices                    180,000       Lease
St. Hyacinthe, Quebec*  Hockey socks knitting                      12,000       Lease
Cap de la Madeleine,
Quebec                  Hockey apparel sewing                      12,000       Lease
Montreal, Quebec        Executive and marketing offices and
                        showroom                                    8,000       Lease
Mt. Forest, Ontario     Apparel manufacturing                     115,200       Own

EUROPE
Slough, England         Premium figure skate blade                 20,000       Lease
                        manufacturing and distribution
Paris, France           European sales office                       2,000       Lease
=====================================================================================

* During 1997 the Company intends to shutdown these facilities as part of its on-going effort to streamline manufacturing and distribution operations.

ITEM 3.        LEGAL PROCEEDINGS

A.    ENVIRONMENTAL LITIGATION:

In 1991, the Vermont Department of Environmental Conservation ("VTDEC") notified the Company that the Bradford, Vermont property operated by its wholly-owned subsidiary, Maska U.S., Inc. ("Maska"), had been included on the U.S. Environmental Protection Agency's Comprehensive Environmental Response, Compensation and Liability Information System and the Vermont Hazardous Sites List was being evaluated for possible remedial action. Under relevant environmental laws, Maska, as an owner of the property, was potentially liable for the entire cost of investigating and remediating the contamination allegedly emanating from its Bradford property and certain civil penalties.

Maska undertook its own investigation to determine the extent of contamination, the rate of movement and the concentration of the contaminants, the appropriate action required for site remediation and the identification of other parties who should bear a share of the costs of remediation. The Company is seeking recovery against the former owners and affiliates of the Bradford property and facility and the owner of an adjacent parcel for the costs of such investigation and remediation and are currently in negotiations to settle these claims. During April 1996, Maska and the State of Vermont entered into a consent decree (the "Consent Decree") setting forth the terms under which Maska has agreed to remediate specified hazardous materials if, and to the extent, found on the contaminated property or caused by Maska. The Consent Decree was approved by the Bankruptcy Court on May 14, 1996 and approved and entered in Vermont Superior Court on June 20, 1996. The Consent Decree is subject to several conditions, including ongoing payment by the Company of certain State of Vermont oversight fees up to a maximum of $0.06 million per year. In addition, the Company paid to the State of Vermont a civil fine stipulated penalty of $0.25 million. While the total cost of investigation and remediation cannot be determined until the investigation required by VTDEC is complete and the extent of the Company's remedial obligations have been determined, the Company believes that the remaining costs will be approximately $1.4 million in the aggregate, payable over the next several years.

Maska commenced an action in the United States District Court for the District of Vermont (the "Vermont District Court") entitled Maska U.S. Inc. V. Kansa, et al., Doc. No. 5:93-CV-309 (the "Insurance Litigation") against nine of its liability insurers seeking coverage for environmental cleanup costs arising out of claims brought by the State of Vermont and an adjoining landowner for their failure to defend or to indemnify Maska with respect to these claims.

On September 30, 1996, United States Magistrate Judge Jerome J. Neidermeier issued that certain Magistrate Judge's Report and Recommendation (the "Magistrate Report"), which analyzes legal issues and recommends that the Vermont District Court grant Maska's motion for partial summary judgment on the issue of the duty to defend. The report also recommends that all the insurers' motions for summary judgment be denied, except for two on certain individual policies which Maska conceded provide no coverage for its claims. On December 2, 1996, Chief Judge J. Garvin Murtha adopted the Magistrate Report in its entirety. Various motions for reconsideration of that order and for certification of the issue for immediate appeal have since been denied. After the completion of limited pre-trial discovery, the case will be scheduled for trial.

Two holders of Maska's unsecured claims have asserted an equitable lien on Maska's recovery, if any, in the Insurance Litigation and also have commenced an independent action against the defendant insurance companies pursuant to Vermont's direct action statute. The Company believes that the asserted equitable lien is without merit and that the independent direct action violated the automatic stay pursuant to Section 362 of the Bankruptcy Code. The Company currently is evaluating its options for legal recourse in these matters.

In 1992, the owner of a property adjacent to Maska's manufacturing facility in Bradford, Vermont, filed an action in Vermont Superior Court alleging that its property has been contaminated as a result of the Company's manufacturing activities and seeking compensatory and punitive damages under the Vermont Groundwater Protection Law and various common law theories. During June 1995, Maska reached a settlement of all claims with the adjacent landowner consisting of $1.0 million cash (which was paid during July 1995) and a $6.0 million note bearing interest at 10% payable over five years based on a twenty year amortization with the balance of principal payable in June 2000. The Company recorded a provision of $7.0 million for this settlement during the year ended December 31, 1995.

B.    SECURITIES LITIGATION:

On February 14, 1996, the Company, together with certain of its former officers and directors, reached a settlement with the plaintiffs in a class action securities litigation. The settlement provides for the cash payment by the Company's insurer of $8.8 million on behalf of certain former officers and directors of the Company who are defendants. In addition, the Company agreed to issue 1,000,000 shares of its Common Stock which was converted into warrants in the Reorganization Plan. As a result of the settlement, the Company recorded a provision of approximately $1.6 million (the market value of 1,000,000 shares of common stock on the date the settlement was agreed to) in the year ended December 31, 1995. During July 1996, the settlement was approved by the Bankruptcy Court and the U.S. District Court for the Southern District of New York. Additionally, during August 1996 certain of the Company's creditors filed an appeal with the Bankruptcy Court with respect to the Bankruptcy Court's approval of the settlement which has not yet been resolved but will be dismissed with prejudice in connection with the Reorganization Plan.

C.    PRODUCT LIABILITY LITIGATION:

A pre-petition personal injury claim involving a spinal injury which was filed in 1989 has been asserted against the Company for which the Company did not have sufficient insurance coverage. That claim and its attendant litigation has been settled and is being submitted to the Bankruptcy Court for approval. The claim will be treated under the Reorganization Plan pursuant to the terms of the settlement. The Company is unaware of any other personal injury claims for which there is not adequate insurance coverage.

In connection with the claim, American Home Assurance Company ("American Home"), has commenced a declaratory judgment action against the Company in Massachusetts District Court in respect of its duty to defend and to indemnify the Company and an action in Montreal Superior Court in Quebec, Canada to recover defense costs. The Company filed a response to the declaratory judgment action and a counterclaim in Montreal Superior Court alleging American Home failed to fulfill its duty to defend the Company. American Home has alleged that it is entitled to payment in full for any amounts it recovers against the Company. The Company believes that American Home's claims and contentions are without merit and, in any event, would be treated under the Reorganization Plan. In the event that the Company is required to make such a payment, it anticipates having funds sufficient to meet any Court-ordered obligation. American Home's misrepresentation claim against the Company is in the amount of approximately $0.6 million.

Other than certain legal proceedings arising from the ordinary course of business, which the Company believes will not have a material adverse impact on the financial position, results of operations, or cash flows, there is no other litigation pending or threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      NONE

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) PRICE RANGE OF COMMON STOCK

Between May 24, 1995 and April 11, 1997, the Company's old common stock ("Old Common Stock") traded on the NASD Exchange Bulletin Board ("EBB") under the symbol "SLMI" (through October 1996) and "SLMIQ" (thereafter), respectively. Prior to that date, the Company's Old Common Stock was traded on the NASDAQ Stock Market ("NASDAQ"). The following chart sets forth, for the calendar periods indicated, the range of closing prices for the Old Common Stock as reported on NASDAQ and EBB:

                                                HIGH            LOW
                                                ----            ---

             1995  First Quarter                $ 6.50         $ 2.75
                   Second Quarter               $ 3.88         $ 0.94
                   Third Quarter                $ 3.75         $ 1.69
                   Fourth Quarter               $ 3.63         $ 1.00
             1996  First Quarter                $ 2.13         $ 1.06
                   Second Quarter               $ 1.81         $ 0.50
                   Third Quarter                $ 0.88         $ 0.20
                   Fourth Quarter               $ 0.43         $ 0.11
             1997  First Quarter                $ 0.47         $ 0.11

On April 11, 1997, the Effective Date of the Company's Plan of Reorganization, the Company's Old Common Stock was extinguished and the holders of the Old Common Stock received a total of 300,000 five year warrants (the "Warrants") to purchase an aggregate of 300,000 shares of new common stock ("New Common Stock") at an exercise price of $16.92 per share (subject to adjustments for stock splits, stock dividends, recapitalization and similar transactions). Each holder of 67 shares of Common Stock received one Warrant to purchase, for cash, one share of New Common Stock , with no fractional Warrants issued. On the Effective Date, the Company issued an aggregate of 6,500,000 shares of newly authorized common stock, $0.01 par value (as adjusted to take account of fractional interest pursuant to the Plan). The Company does not intend to list the New Common Stock or the Warrants on NASDAQ or a stock exchange.

(B)   APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

The approximate number of record holders of the Company's Old Common Stock as of March 31, 1997 was 450. The Company expects that there will be approximately 20 to 30 holders of New Common Stock once all claims have been settled. The Company did not pay dividends on its Old Common Stock and has no current plans to pay cash dividends on its New Common Stock in the foreseeable future.

ITEM 6.        SELECTED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The selected consolidated financial data as of and for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 are derived from the consolidated financial statements of the Company.

The Company's financial statements following its emergence from bankruptcy will not be comparable to the historical financial statements contained herein, which do not reflect the Reorganization Plan. Following emergence from bankruptcy the Company will apply fresh-start reporting in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (" SOP 90-7").

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

                              SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION(1))
                              YEARS ENDED DECEMBER 31,
                       (in thousands, except per share data)

                                    1996      1995      1994       1993       1992
                                 ----------------------------------------------------
INCOME STATEMENT DATA:
Net sales                         $140,321  $160,973   $180,806  $126,034    $ 88,569
Cost of goods sold                  92,613   107,266    113,577    75,104      53,481
                                 ----------------------------------------------------
Gross profit                        47,708    53,707     67,229    50,930      35,088
Gross profit margin (%)               34.0%     33.4%      37.2%     40.4%       39.6%
Selling, general and
   administrative expenses          45,831    59,753     67,031    38,600      25,456
Unusual charges                      4,033    15,471
                                 ----------------------------------------------------
Operating (loss) income             (2,156)  (21,517)       198    12,330       9,632
Debt related fees                    7,432    11,195
Other expense (income), net             27     1,484       (260)     (499)       (450)
Interest expense                     9,555    17,078      6,713     3,356       1,854
                                 ----------------------------------------------------
(Loss) income from continuing
   operations before income
   taxes                           (19,170)  (51,274)    (6,255)    9,473       8,228
Income taxes                          (448)      605        (11)    3,779       2,760
                                 ----------------------------------------------------
(Loss) income from continuing
   operations                     $(18,722) $(51,879)  $ (6,244) $  5,694    $  5,468
                                 ====================================================
(Loss) income per share from
   continuing operations(2)       $  (0.99) $  (2.75)  $  (0.33) $   0.30    $   0.32
                                 ====================================================
BALANCE SHEET DATA:
Working capital (deficit)          $50,678  $110,088   $(38,360) $ 78,623    $ 83,568
Total assets                       124,925   138,028    192,838   254,283     173,625
Short-term debt, including
   current portion, long-term
   debt and current portion of
   liabilities subject to
   compromise under
   reorganization proceedings       45,404       702    173,471    79,700      32,376
Long-term debt                                                     16,113      19,452
Liabilities subject to
   compromise under
   reorganization proceedings      160,164   201,814
Stockholders' (deficit) equity     (97,189)  (78,642)    (6,284)   106,878     97,643
Total shares outstanding at
   year end(2)                      18,860    18,860     18,860     18,805     18,545

(1) On October 24, 1995, SLM International, Inc. and six of its subsidiaries filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan and the Reorganization Plan became effective on April 11, 1997.

(2)  Adjusted for the effect of a three for two stock split in December 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

On October 24, 1995, SLM International, Inc. and six of its subsidiaries filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company and those subsidiaries chose to seek court protection from creditors in order to conduct their operations while preparing a reorganization plan. Since the filing, the Company and those subsidiaries operated their businesses in the ordinary course as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. The Bankruptcy Court also entered an order authorizing the joint administration of the Debtors' Chapter 11 Cases. On September 12, 1996 the Debtors filed a Chapter 11 Plan of Reorganization and on November 13, 1996, the Debtors filed a First Amended Chapter 11 Plan of Reorganization, as amended from time to time (the "Reorganization Plan"), with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan and the Plan became effective on April 11, 1997. Disruptions that occurred prior to and which may have been or may be caused by the Filing will affect the Company's operating performance for a given period and could continue to affect the Company's results in 1997.

As a result of significant operating losses in its toy and fitness businesses during 1994, the Company decided in December 1994 that it would hold its investment in Buddy L for sale. Consequently, these businesses have been accounted for as discontinued operations. On March 2, 1995, the Company's wholly-owned subsidiary Buddy L Inc. filed for reorganization under Chapter 11 of the United States Bankruptcy Code. On May 9, 1995, the Company accepted the bid to sell certain assets and liabilities of the Buddy L toy business to Empire of Carolina, Inc. The bid was approved by the Bankruptcy Court on May 19, 1995 and the transaction closed on July 7, 1995. The court approved sale of the fitness business was completed on June 30, 1995. For further information concerning discontinued operations, see Note 5 to the Consolidated Financial Statements presented elsewhere herein.

The following discussion provides an assessment of the Company's results of continuing operations, financial condition and liquidity and capital resources, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere herein. (All references to "Note(s)" refer to the Notes to the Consolidated Financial Statements.)

RESULTS OF OPERATIONS
CONTINUING OPERATIONS

The Company's results of operations as a percentage of net sales for the periods indicated were as follows:

                                           1996        1995        1994
                                        ------------------------------------
    Net Sales                              100.0%      100.0%      100.0%
    Gross profit                            34.0%       33.4%       37.2%
    Selling, general and                    32.7%       37.1%       37.1%
       administrative expenses
    Unusual charges                          2.9%        9.6%
    Operating (loss) income                 (1.6%)     (13.3%)       0.1%
    Debt related fees                        5.3%        7.0%
    Other expense (income), net                          0.9%       (0.1%)
    Interest expense                         6.8%       10.6%        3.7%
    (Loss) from continuing operations
       before income taxes                 (13.7%)     (31.8%)      (3.5%)
    Income taxes                            (0.4%)       0.4%        0.0%
    (Loss) from continuing operations      (13.3%)     (32.2%)      (3.5%)

1996 COMPARED TO 1995

Net sales decreased 12.8% to $140.3 million for the year ended December 31, 1996 as compared to $161.0 million in the year ended December 31, 1995. The decline in sales included decreases of 36.2% in inline roller skates, 11.6% in hockey and figure skates, 6.0% in licensed sports apparel and 3.5% in protective equipment. Compared to 1995, sales in 1996 were negatively affected by the Company's Chapter 11 status, a generally weak retail environment in the sports and leisure products industry, particularly in the recreational inline skate market, increased amounts of deeply discounted merchandise offered by other manufacturers and poor weather in the U.S. and Canada. Furthermore, the Company has reduced the levels of business it conducts with certain specialty retailers and mass merchandisers to whom previous sales were made at low margins and high credit risk, and has reduced or eliminated certain incentives to customers.

Gross profit was $47.7 million in 1996 compared to $53.7 million in 1995, a decrease of 11.2%. Measured as a percentage of net sales, gross profit margins increased to 34.0% in 1996 from 33.4% in 1995. These higher gross profit margins are principally a result of favorable customer and product mixes as compared to 1995. In addition, 1995 was adversely affected by aggressive sales of excess, obsolete and slow moving inventories to generate cash needed to support the Company's operations during the period of its financial difficulties.

For the year ended December 31, 1996, selling, general and administrative expenses decreased 23.3% to $45.8 million compared to $59.8 million in the prior year period. Measured as a percentage of net sales, these expenses were 32.7% in 1996 versus 37.1% in 1995. Expenses decreased as a result of generally lower operating expenses due to the Company's continued efforts to aggressively reduce costs, reduced variable selling costs, principally royalties and commissions, decreased bad debt expense, and lower administrative expenses including legal expenses associated with certain cases that were either settled or delayed due to the Company's financial difficulties.

During 1996, the Company recorded significant unusual charges in continuing operations totaling $4.0 million to reflect the impact of strategically reorganizing management to position itself for a definitive restructuring plan. These costs consist primarily of severance pay ($3.4 million), including that of the Company's former Chief Executive and Chief Financial Officers, and the impairment of long lived assets ($0.7 million), primarily machinery and equipment at one of its Canadian facilities. During 1995, the Company recorded significant unusual charges in continuing operations totaling $15.5 million due principally to litigation settlements ($8.8 million) and reassessment, during the fourth quarter of 1995, of the intangible assets associated with the acquisition of #1 Apparel ($6.4 million). Litigation settlements include settlements of environmental litigation ($7.0 million, recorded in the second quarter and $0.25 million, recorded in the fourth quarter 1995) and securities litigation ($1.6 million recorded in the fourth quarter 1995). The unusual charges represent 21.5% and 29.8% of the Company's loss from continuing operations for the years ended December 31, 1996 and 1995, respectively.

Excluding the unusual charges, operating income for the year ended December 31, 1996 was $1.9 million compared to an operating loss of $6.0 million in 1995. The 1996 operating income was primarily the result of increased gross profit margins and lower selling, general and administrative expenses discussed above. Including the unusual charges, the operating loss for 1996 was $2.2 million and $21.5 million for 1995.

As a result of the Company's significant losses in the year ended December 31, 1994, the resultant non-compliance with covenants in its various financing agreements, the involuntary bankruptcy action initiated by its senior noteholders, the Standstill Agreements with its lenders and the Filing, the Company's continuing operations incurred significant legal and professional fees totaling $7.4 million and $11.2 million for the years ended December 31, 1996 and 1995, respectively. These fees include the cost of the Company's legal counselors, financial advisors and consultants, as well as those of its bankers, senior noteholders and creditors and, additionally, 1995 included certain payments made directly to these lenders. The debt related fees for the year ended December 31, 1996 is net of $0.7 million of interest earned on accumulated cash resulting from the Filing. These costs are included as Debt Related Fees in the Consolidated Statement of Operations for the periods then ended.

Interest expense approximated $9.6 million and $17.1 million for 1996 and 1995, respectively. During the reorganization proceedings the Company was generally not permitted to pay interest. Therefore, the Company recorded interest expense only to the extent paid or earned during the proceedings and to the extent it was probable that the Bankruptcy Court would allow interest on pre-Petition Date debt as a priority, secured or unsecured claim. Interest expense in 1995 resulted from working capital borrowings at higher short-term interest rates as well as default interest rates being charged on the Company's bank debt and Senior Notes due to defaults, offset in part by the allocation of interest expense to discontinued operations.

The Company's loss from continuing operations for the year ended December 31, 1996 was $18.7 million ($0.99 per share) compared to a loss of $51.9 million in the year ended December 31, 1995 ($2.75 per share). Excluding unusual charges, and debt related fees, the Company's net loss was $7.3 million and $25.2 million for 1996 and 1995, respectively. The unusual charges and debt related fees represented 61.2% and 51.4% of the Company's losses from continuing operations for the year ended December 31, 1996 and 1995, respectively.

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

During 1995, the Company recorded significant unusual charges in continuing operations totaling $15.5 million (see Note 6) due principally to litigation settlements totaling $8.8 million and reassessment of the intangible assets associated with the acquisition of #1 Apparel of $6.4 million.

Excluding the unusual charges, the operating loss for the year ended December 31, 1995 was $6.0 million compared to income of $0.2 million in 1994. Including the unusual charges, the operating loss for 1995 was $21.5 million.

As a result of the Company's significant losses in the year ended December 31, 1994, the resultant non-compliance with covenants in its various financing agreements, the involuntary bankruptcy action initiated by its Senior Noteholders, the Standstill Agreements with its lenders and the Chapter 11 Cases, the Company's continuing operations incurred significant legal and professional fees totaling $11.2 million for the year ended December 31, 1995. These fees include the cost of the Company's legal counselors, financial advisors and consultants, as well as those of its bankers and Senior Noteholders and certain payments made directly to these lenders. In addition, the Company recorded $0.8 million for the intrinsic value of warrants provided to these lenders. These costs are included as Debt Related Fees in the Consolidated Statements of Operations. It is anticipated that additional significant reorganization related fees will be incurred in future periods.

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

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A full valuation allowance was provided in 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

On October 24, 1995, SLM International, Inc. and six of its subsidiaries filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Since the filing, the Company and those subsidiaries operated their businesses in the ordinary course as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. The Bankruptcy Court entered an order authorizing the joint administration of the Debtors' Chapter 11 Cases. On September 12, 1996 the Debtors filed a Chapter 11 Plan of Reorganization and on November 13, 1996, the Debtors filed a First Amended Chapter 11 Plan of Reorganization, as amended from time to time (the "Reorganization Plan"), with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan and the Plan became effective on April 11, 1997 (the "Effective Date").

The Filing enabled the Company to stabilize its liquidity position because the cash requirements for the payment of accrued interest, accounts payable and other liabilities, which arose prior to the Filing, were in most cases deferred until the Reorganization Plan was approved by the Bankruptcy Court.

Management expects to finance the Company's short-term working capital and capital expenditures requirements through cash generated by its operations and through its new credit facilities. On the Effective Date of the Reorganization Plan, the Company and two of its U.S. subsidiaries, Maska U.S., Inc. and #1 Apparel, Inc., entered into a Credit Agreement (the "US Credit Agreement") with the lenders referred to therein (the "Lenders") and The Chase Manhattan Bank, as Agent ("Chase"). Simultaneously, one of the Company's Canadian subsidiaries, Sport Maska Inc., entered into a Credit Agreement (the "Canadian Credit Agreement" and, together with the US Credit Agreement, the "Credit Agreements") with The Chase Manhattan Bank of Canada ("Chase Canada"). The maximum amount of loans and letters of credit that may be outstanding under the Credit Agreements is $74.0 million, consisting of $35.0 million revolving credit loans under the US Credit Agreement, $35.0 million of revolving credit loans under the Canadian Credit Agreement and a $4.0 million term loan under the US Credit Agreement. Borrowings under the Credit Agreements are guaranteed by certain subsidiaries and are secured by substantially all of the assets (including, without limitation, accounts receivable, inventory and the stock of certain subsidiaries) of the Company. Total amounts outstanding under the Credit Agreements were $14.2 million at April 14, 1997.

Borrowings under the US Credit Agreement bear interest at the alternate base rate plus 1% per annum or at an interest rate based on LIBOR plus 2 3/4% per annum. Borrowings under the Canadian Credit Agreement bear interest at Chase Canada's prime rate. In addition, the Company is charged a quarterly commitment fee of 3/8 of 1% on the unused portion of the revolving credit facilities under the Credit Agreements and certain other fees.

The Credit Agreements include customary affirmative and negative covenants, including those relating to capital expenditures, interest coverage and the incurrence of additional indebtedness.

On April 11, 1997 the Company issued $29.5 million principal amount of 14% Senior Secured Notes due April 1, 2004 (the "New Senior Notes"), pursuant to an Indenture with The Bank of New York, as trustee. The New Senior Notes were issued by the Company under the Reorganization Plan as partial satisfaction of the Company's obligations to its former senior lenders under a Loan and Security Agreement ("Bank Agreement") with a syndicate of banks led by Fleet Credit Corporation. Under the Plan, the lenders under the Bank Agreement also received
(i) $44.2 million in cash; and (ii) 2,470,000 shares of New Common Stock, representing approximately 38.0% of the outstanding New Common Stock. The lenders sold such shares to Wellspring Associates L.L.C. on the Effective Date.

Interest is payable on the New Senior Notes semi-annually at the rate of 14% per annum, with such interest rate being permanently reduced if the Company meets certain earnings tests. Further, of the initial 14% interest rate,

10% is payable in cash and 4% is payable by the issuance of additional New Senior Notes. The New Senior Notes have a term of seven years with principal payments beginning in the fifth year.

The New Senior Notes are guaranteed by certain subsidiaries and are collateralized by substantially all of the assets (including, without limitation, accounts receivable, inventory and the stock of certain subsidiaries) of the Company, the two U.S. Subsidiaries referred to above and the Company's other subsidiaries which are guarantors. The lien of the trustee for the benefit of itself and the New Senior Noteholders is junior to the liens of Chase and Chase Canada. The Indenture also includes customary affirmative and negative covenants.

The Company's financing requirements for long-term growth, future capital expenditures and debt service are expected to be met through cash generated by its operations and through its new credit facilities. During the year ended December 31, 1996, the Company's continuing operations provided $18.9 million of cash from its operations as compared to the use of $3.7 million from its operations and discontinued operations use of $4.9 million, in the year ended December 31, 1995. The Company's continuing operations incurred a loss of $18.7 million compared to a loss of $51.9 million in 1995, however, the 1995 cash impact was mitigated due to non-cash charges for receivables, inventory, intangibles and litigation.

Cash flows provided by investing activities during 1996 of $3.5 million, included $5.9 million from the proceeds from the disposal of discontinued operations, offset by $2.8 million of purchases of fixed assets. Cash provided by investing activities of $15.6 million during 1995 consisted primarily of $18.8 million from the disposal of discontinued operations, offset by $3.4 million of fixed asset purchases.

Net cash flows (used in) provided by financing activities during 1996 and 1995 were approximately $(5.4) million and $3.1 million, respectively. The use of cash during 1996 consisted primarily of cash from discontinued operations for principal payments on the Company's secured debt as allowed by the Bankruptcy Court. Net cash flows provided by financing activities during 1995 resulted primarily from the proceeds of short-term bank borrowings.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
--------------------------------------------------------------------------------
      Reports of Independent Accountants
            Coopers & Lybrand L.L.P.                                      20
            Raymond, Chabot, Martin, Pare                                 21

      Consolidated Financial Statements
            Consolidated Balance Sheets at December 31, 1996 and 1995     30

            Consolidated Statements of Operations
               for the years ended December 31, 1996, 1995 and 1994       31

            Consolidated Statements of Stockholders' (Deficit) Equity
               for the years ended December 31, 1996, 1995 and 1994       32

            Consolidated Statements of Cash Flows
               for the years ended December 31, 1996, 1995 and 1994       33

            Notes to Consolidated Financial Statements                    34

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
SLM International, Inc.

We have audited the accompanying consolidated balance sheets of SLM International, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We did not audit the 1996, 1995 and 1994 financial statements of certain companies, whose financial statements include total assets of $70,147,000 and $71,570,000 as of December 31, 1996 and 1995, respectively, and total net sales of $67,182,000, $68,101,000 and $70,645,000 for the years ended December 31, 1996, 1995 and
1994, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it related to the amounts included for those companies, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

As discussed in Note 1, SLM International, Inc. and certain of its subsidiaries filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on October 24, 1995. On April 11, 1997, the First Amended, as amended, Plan of Reorganization (the "Reorganization") was declared effective for the subsidiaries by the Bankruptcy Court. The Reorganization significantly altered, compromised or modified the Company's historical capital structure as reflected in the accompanying consolidated balance sheet as of December 31, 1996. The Company will account for the Reorganization on April 11, 1997 and will, at that date, adopt fresh-start reporting as described in Note 4. No effects of accounting for the Reorganization are reflected in the accompanying consolidated financial statements.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SLM International, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.
Albany, New York
April 14, 1997

AUDITORS' REPORT

To the Shareholder of
#1 Apparel Canada Inc.

We have audited the balance sheet of #1 Apparel Canada Inc. as at December 31, 1996 and the statements of earnings and deficit and changes in cash resources for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1996 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles in Canada.

As discussed in Note 3, the Company filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on October 24, 1995. On April 11, 1997, the First Amended, as amended, Plan of Reorganization (the "Reorganization") was declared to be effective for the Company by the Bankruptcy Court. The Reorganization significantly altered, compromised, or modified the Company's historical capital structure as reflected in the accompanying balance sheet as of December 31, 1996.

/s/ Raymond, Chabot, Martin, Pare
Chartered Accountants

Montreal, Canada
April 14, 1997

AUDITORS' REPORT

To the Shareholder of
Sport Maska Inc.

We have audited the consolidated balance sheet of Sport Maska Inc. as at December 31, 1996 and the consolidated statements of earnings and deficit and changes in cash resources for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1996 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles in Canada.

As discussed in Note 3, the Company filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on October 24, 1995. On April 11, 1997, the First Amended, as amended, Plan of Reorganization (the "Reorganization") was declared to be effective for the Company by the Bankruptcy Court. The Reorganization significantly altered, compromised, or modified the Company's historical capital structure as reflected in the accompanying consolidated balance sheet as of December 31, 1996. The Company will account for the Reorganization on April 11, 1997 and will, at that date, adopt fresh-start reporting as described in Note 4. No effects of accounting for the Reorganization are reflected in the accompanying consolidated financial statements.

/s/ Raymond, Chabot, Martin, Pare
Chartered Accountants

Montreal, Canada
April 14, 1997

AUDITORS' REPORT

To the Shareholder of
St. Lawrence Manufacturing Canada  Inc.

We have audited the balance sheet of St. Lawrence Manufacturing Canada Inc. as at December 31, 1996 and the statements of earnings and deficit and changes in cash resources for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1996 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles in Canada.

As discussed in Note 3, the Company filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on October 24, 1995. On April 11, 1997, the First Amended, as amended, Plan of Reorganization (the "Reorganization") was declared to be effective for the Company by the Bankruptcy Court. The Reorganization significantly altered, compromised, or modified the Company's historical capital structure as reflected in the accompanying consolidated balance sheet as of December 31, 1996.

/s/ Raymond, Chabot, Martin, Pare
Chartered Accountants

Montreal, Canada
April 14, 1997

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

/s/ Raymond, Chabot, Martin, Pare
Chartered Accountants

Montreal, Canada
April 14, 1995

                              SLM INTERNATIONAL, INC.
                               (DEBTOR-IN-POSSESSION)
                            CONSOLIDATED BALANCE SHEETS
                             December 31, 1996 and 1995
                         (In thousands, except share data)
ASSETS                                                      1996           1995
                                                       -------------------------

Current assets
   Cash and cash equivalents                           $  35,589       $ 18,605
   Accounts receivable, net                               33,313         41,346
   Inventories                                            37,179         50,898
   Prepaid expenses                                        4,069          1,918
   Income taxes receivable                                   418            256
   Net assets of discontinued operations                     189          9,856
   Other receivables                                       1,270          1,530
                                                       -------------------------
   Total current assets                                  112,027        124,409
Property, plant and equipment, net                        12,817         13,496
Intangible and other assets, net                              81            123
                                                       -------------------------
   Total assets                                        $ 124,925       $138,028
                                                       =========================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Liabilities
   Accounts payable                                    $   2,938       $  3,690
   Accrued liabilities                                     9,499          7,328
   Accrued professional fees                               2,860          2,065
   Long-term debt, current portion                           369            702
   Income taxes payable                                      648            536
   Current portion of liabilities subject to
     compromise under reorganization proceedings          45,035
                                                       -------------------------
   Total current liabilities                              61,349         14,321
Deferred income taxes                                        601            535
Liabilities subject to compromise under
  reorganization proceedings                             160,164        201,814
                                                       -------------------------
   Total liabilities                                     222,114        216,670
                                                      --------------------------

Commitments and contingencies

Stockholders' (deficit)
Preferred stock, no par, 100,000 shares authorized,
  none issued or outstanding
Common stock, par value $0.01 per share, 50,000,000
  shares authorized, 18,859,679 shares issued and
  outstanding at December 31, 1996 and 1995                  189            189
Additional paid-in capital                                88,564         88,564
Retained (deficit)                                      (182,291)      (163,569)
Foreign currency translation adjustments                  (3,651)        (3,826)
                                                       -------------------------
   Total stockholders' (deficit)                         (97,189)       (78,642)
                                                       -------------------------
   Total liabilities and stockholders'(deficit)        $ 124,925       $138,028
                                                       =========================

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1996, 1995 and 1994
                        (In thousands, except share data)

                                                 1996         1995          1994
                                             ----------------------------------------
Net sales                                      $ 140,321    $ 160,973     $ 180,806

Cost of goods sold                                92,613      107,266       113,577
                                             ----------------------------------------
Gross profit                                      47,708       53,707        67,229

Selling, general and administrative expenses      45,831       59,753        67,031

Unusual charges (see Note 6)                       4,033       15,471
                                             ----------------------------------------
Operating (loss) income                           (2,156)     (21,517)          198

Debt related fees (see Note 7)                     7,432       11,195

Other expense (income), net                           27        1,484          (260)

Interest expense (see Note 7)                      9,555       17,078         6,713
                                             ----------------------------------------
(Loss) from continuing operations before
   income taxes                                  (19,170)     (51,274)       (6,255)

Income taxes                                        (448)         605           (11)
                                             ----------------------------------------
(Loss) from continuing operations                (18,722)     (51,879)       (6,244)

(Loss) from discontinued operations, net of
   income taxes                                                             (94,390)

(Loss) from disposition of discontinued
   operations, net of income taxes                            (25,569)      (11,335)
                                             ----------------------------------------
Net (loss)                                     $ (18,722)   $ (77,448)    $(111,969)
                                             ========================================

(Loss) per share from continuing operations    $   (0.99)   $   (2.75)    $   (0.33)

(Loss) per share from discontinued
   operations                                                                 (5.01)

(Loss) per share from disposition of
   discontinued operations                                      (1.36)        (0.60)
                                             ----------------------------------------
Net (loss) per share                           $   (0.99)   $   (4.11)    $   (5.94)
                                             ========================================
Weighted average common and common
   equivalent shares outstanding              18,859,679   18,859,679    18,844,097
                                             ========================================

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
              For the years ended December 31, 1996, 1995 and 1994
                                   (In thousands)

                                                         Additional    Retained      Currency
                                    Common Stock           Paid-in    (Deficit)    Translation
                              # of Shares      Amount      Capital     Earnings    Adjustments     Total
                              -----------------------------------------------------------------------------
Balance at December 31, 1993      18,805       $  188     $  87,259    $  25,848     $ (6,417)    $106,878

Net (loss)                                                              (111,969)                 (111,969)

Exercise of stock options             55            1           403                                    404

Tax benefit from exercise of
  stock options                                                 102                                    102

Foreign currency translation
  adjustments                                                                          (1,699)      (1,699)
                              -----------------------------------------------------------------------------
Balance at December 31, 1994      18,860          189        87,764      (86,121)      (8,116)      (6,284)

Net (loss)                                                               (77,448)                  (77,448)

Issuance of stock warrants                                      800                                    800

Foreign currency translation
  adjustments                                                                           4,290        4,290
                              -----------------------------------------------------------------------------
Balance at December 31, 1995      18,860          189        88,564     (163,569)      (3,826)     (78,642)

Net (loss)                                                               (18,722)                  (18,722)

Foreign currency translation
  adjustments                                                                             175          175
                              -----------------------------------------------------------------------------
Balance at December 31, 1996      18,860       $  189     $  88,564    $(182,291)    $ (3,651)    $(97,189)
                              =============================================================================

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994
                                 (In thousands)

                                                                          1996           1995         1994
                                                                      ----------------------------------------
OPERATING ACTIVITIES:
Net (loss)                                                             $ (18,722)     $ (77,448)    $(111,969)
Adjustments to reconcile net (loss) to net cash provided by
(used in) operating activities:
  Loss from discontinued operations, including loss on
  disposal                                                                               25,569       105,725
  Loss on impairment of long-lived and intangible assets                     662          6,416
  Litigation settlements                                                                  7,813
  Stock warrants                                                                            800
  Depreciation and amortization                                            2,565          2,870         3,134
  Provisions for inventory, doubtful accounts and other
  deductions                                                              13,969         22,726        21,576
  Deferred income taxes                                                       66            496         1,143
  (Gain) loss on sale and disposal of fixed assets                           (45)           266           113
  Loss on foreign exchange                                                   222          1,029           286
Change in operating assets and liabilities:
  Accounts receivable                                                     (1,552)        (4,073)      (30,265)
  Inventories                                                              9,303          2,447       (20,810)
  Prepaid expenses                                                        (2,137)          (257)          665
  Income taxes receivable                                                   (162)         1,365         3,028
  Other receivables                                                          256             24         2,228
  Accounts payable and accrued liabilities                                 5,002          1,473        10,340
  Interest payable                                                         9,408          4,402         2,139
  Income taxes payable                                                       112            549        (1,819)
  Other                                                                        1           (136)          (69)
  Net effect of discontinued operations                                                  (4,902)      (41,177)
                                                                      ----------------------------------------
Net cash provided by (used in) operating activities                       18,948         (8,571)      (55,732)
                                                                      ----------------------------------------
INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired                                                          (15,150)
Purchases of fixed assets                                                 (2,776)        (3,354)       (6,053)
Additions to deferred costs                                                                              (228)
Proceeds from sales of fixed assets                                          307            119            86
Proceeds from disposal of discontinued operations                          5,947         18,841
                                                                      ----------------------------------------
Net cash provided by (used in) investing activities                        3,478         15,606       (21,345)
                                                                      ----------------------------------------
FINANCING ACTIVITIES:
Proceeds from borrowings                                                     323          4,168        92,880
Principal payments of debt                                                (5,737)        (1,061)      (10,321)
Exercise of stock options                                                                                 404
                                                                      ----------------------------------------
Net cash (used in) provided by financing activities                       (5,414)         3,107        82,963
                                                                      ----------------------------------------
Effects of foreign exchange rate changes on cash and cash
equivalents                                                                  (28)           119          (122)
                                                                      ----------------------------------------
Increase in cash                                                          16,984         10,261         5,764
Cash and cash equivalents at beginning of period                          18,605          8,344         2,580
                                                                      ----------------------------------------
Cash and cash equivalents at end of period                             $  35,589      $  18,605     $   8,344
                                                                      ========================================

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPLES OF CONSOLIDATION:

SLM International, Inc. ("SLM") was incorporated in September 1991. The consolidated financial statements include the accounts of SLM and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and accounts are eliminated. The Company's investment in its toy and fitness businesses are classified as discontinued operations (see
Note 5).

B. BASIS OF PRESENTATION:

SLM and six of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Filing") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on October 24, 1995 (the "Petition Date"). Since the Filing, the Debtors operated their businesses in the ordinary course as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. The Bankruptcy Court entered an order authorizing the joint administration of the Debtors' Chapter 11 cases (the "Chapter 11 Cases"). On September 12, 1996, the Debtors filed a Chapter 11 Plan of Reorganization and on November 13, 1996, the Debtors filed a First Amended Chapter 11 Plan of Reorganization as amended from time to time (the "Reorganization Plan") with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan which became effective on April 11, 1997 (the "Effective Date") (see Notes 2 and 4).

The Reorganization Plan has a significant impact on the financial statements of the reorganized Company (the "Reorganized Company"). The Company is required to account for such Reorganization Plan using "fresh-start" reporting (see Note 4).

Certain prior-year amounts have been reclassified to conform to the 1996 presentation.

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

C. CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consists of cash and highly liquid short-term investments with original maturities of three months or less. The Company invests excess funds in reverse-repurchase agreements with Fleet Credit Corporation ("Fleet") and in U.S. Treasury bills. At December 31, 1996, the Company had $5,425 invested in U.S. Government backed securities under agreements to resell on dates through January 23, 1997. Due to the short-term nature of these investments, the Company did not take physical possession of the securities, which were instead held in Fleet's safe keeping account at the Federal Reserve, the Trust Department or vault. Also, included in cash equivalents at December 31, 1996 is $18,241 in U.S. Treasury bills. The Company believes it is not exposed to any significant credit risk on cash equivalents.

D. CONCENTRATION OF CREDIT RISK:

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

E. REVENUE RECOGNITION:

Revenue is recognized when products are shipped to customers.

F. INVENTORIES:

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

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


G. RESEARCH & DEVELOPMENT EXPENSES:

Costs for new product research and development as well as changes to existing products are expensed as incurred and totaled $1,410, $1,692, and $1,738 for the years ended December 31, 1996, 1995 and 1994, respectively.

H. PREPAID EXPENSES:

The Company expenses advertising and promotion costs in the first fiscal year in which the advertising takes place. Royalty payments are deferred to the extent that the related sales have not yet been recorded. Such costs are included in prepaid expenses.

I. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using principally the straight-line method of depreciation.

The estimated service lives of the respective assets are as follows:

                                      Years
                    --------------------------------------------
                       Buildings and improvements       5- 40
                       Machinery and equipment          3- 10
                       Tools, dies and molds            3 - 5
                       Office furniture and equipment   3- 10
                    --------------------------------------------

Accelerated methods of depreciation are used where permitted for tax reporting purposes. Significant additions or major improvements are capitalized, while normal maintenance and repair costs are expensed. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts, and the resulting gain or loss is recognized.

The Company periodically reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such circumstances occur, the Company estimates future cash flows expected to result from the use and eventual disposition of the assets. If the expected future cash flows are less than the carrying amount, the Company recognizes an impairment loss (see Note 6).

J. INCOME TAXES:

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

K. FOREIGN CURRENCY TRANSLATION:

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

L. INTANGIBLE ASSETS:

Intangible assets are recorded at cost and are amortized on a straight-line basis. These amounts include the excess purchase prices over fair values assigned to net assets acquired (which are amortized on a straight-line basis over periods from three to twenty years), and costs related to obtaining patents and trademarks (which are amortized on a straight-line basis over three years). The Company periodically reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such circumstances occur, the Company estimates future cash flows expected to result from the use and eventual disposition of the intangibles. If the expected future cash flows are less than the carrying amount, the Company recognizes an impairment loss (see Note 6).

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


Certain costs related to packaging for products that will be introduced subsequent to year end are deferred and amortized over a three- or five-year period. Provisions are made to write these costs off when the products are no longer sold.

Accumulated amortization of intangible assets was $61 and $142 at December 31, 1996 and 1995, respectively.

M. EARNINGS PER SHARE:

Earnings per share of common stock are computed based on the average number of shares of common stock assumed to be outstanding during each year. Common stock equivalents are included when material and dilutive (See Notes 2, 8 and 18).

2.  REORGANIZATION CASE

In the Chapter 11 Cases, substantially all liabilities as of the Petition Date are subject to resolution under the Reorganization Plan which was voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. Schedules have been filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the Petition Date as shown by its accounting records. Creditors holding pre-petition date claims ("Pre-petition Claims") against the Company were required to file proofs of claim on or before a date fixed by the Bankruptcy Court (the "Bar Date"). Differences between amounts shown by the Company and claims filed by its creditors, including claims in excess of what the Company has previously accrued, have been or will be investigated and resolved consensually or by order of the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to the Reorganization Plan.

Under the Bankruptcy Code pursuant to the Reorganization Plan, the Company has elected to assume or reject leases, employment contracts, service contracts and other executory pre-Petition Date contracts, with Bankruptcy Court approval. The Company has estimated the ultimate liability which may result from the filing of claims for any rejected contracts, and provisions have been made for these items upon the Effective Date of the Reorganization Plan (see Note 4).

Since October 1, 1994, the Company has not been in compliance with certain financial and other covenants in its principal financing agreements, including those with its banks and with the holders of the Company's 6.76% senior notes (the "Senior Noteholders") which would have allowed these lenders to accelerate repayment of these loans.

The Bankrupcty Court authorized the Company to use the cash generated by its operations to continue to fund its business obligations, and to pay pre-Petition Date wages, salaries, sales commissions, employee benefits and customs duties, honor manufacturer's warranties and pay certain non-U.S. pre-Petition Date liabilities. These various Bankruptcy Court authorizations provided the Company with cash and liquidity so that it could conduct its operations. Until a reorganization plan was effective, the Company funded its working capital and capital expenditure requirements through cash generated by its operations. The Reorganized Company expects to meet its working capital and capital expenditure requirements through secured credit facilities from The Chase Manhattan Bank and The Chase Manhattan Bank of Canada (see Note 13).

On June 26, 1996, the Debtors announced that they entered into an agreement with representatives of the Debtors' Noteholders and trade and other unsecured creditors (the "Unsecured Creditors Committee") on a term sheet (the "Term Sheet") setting forth the material provisions of a Reorganization Plan. Thereafter, the Debtors and Unsecured Creditors Committee reached an agreement in principle with assignees of the Debtors' former lenders (the "Secured Creditor Group") on the terms of the Reorganization Plan. On September 12, 1996, the Debtors filed with the Bankruptcy Court a proposed Chapter 11 Plan of Reorganization (the "Proposed Plan"). On September 19, 1996, the Debtors filed with the Bankruptcy Court a Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code incident to the Proposed Plan. After further negotiations and term modifications among the Debtors and their creditor constituencies, on November 13, 1996, the Debtors filed with the Court the Reorganization Plan and the First Amended Disclosure Statement Pursuant to Section 1125 of the Bankrupcty Code incident to the Reorganization Plan. On November 19, 1996, the Bankruptcy Court approved the adequacy of the First Amended Disclosure Statement as modified in open court (the "Disclosure Statement"). On January 23, 1997, the Bankruptcy Court entered an order confirming the Reorganization Plan as modified, the effectiveness of which was contingent upon, among other things, the completion of a secured credit facility. The Reorganization Plan represents the culmination of management analyses and negotiation amongst representatives of principal parties in interest regarding the best means to maximize and to allocate value to the Debtors' creditors and stockholders in accordance with their legal and contractual rights and priorities with due regard to the potential causes of action and claims that could be asserted against and by certain creditors. Upon

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


the satisfaction of all conditions precedent to the occurrence of the Effective Date, the Reorganization Plan was declared effective on April 11, 1997.

Under the Reorganization Plan, among other things:

o The Debtors' secured creditors received $44,213 in cash, $29,500 principal in new senior notes (the "New Senior Notes") and 2,470,000 shares of new common stock (the "New Common Stock") of the Reorganized Company, in exchange for approximately $108,000 of secured and unsecured indebtedness (which amount includes the secured creditors estimate of post-filing interest and expenses). The 2,470,000 shares of New Common Stock represented (before dilution) 38.0% of the ownership of the Reorganized Company. The lenders sold such shares to Wellspring Associates L.L.C. on the Effective Date. The New Senior Notes have a term of seven years with principal payments beginning in the fifth year. Interest thereon is due and payable semi-annually at 14.0% (including 4.0% payable in kind ("PIK"), with such PIK interest reduced permanently if the Company achieves certain earnings levels established in the Reorganization Plan). The New Senior Notes are pre-payable at 101% of principal plus accrued interest, are secured by a lien on substantially all of the Reorganized Company's assets, subordinate only to the Company's new secured credit facilities, and have covenants, representations and other terms customary in instruments of this nature.

o The Debtors' unsecured creditors received: 4,030,000 shares of New Common Stock representing, at the time of issuance, 62.0% of the distributed equity in the Reorganized Company, subject to dilution upon the exercise of warrants distributed to equity security holders and stock options which may be issued to the Company's officers and key personnel (up to 15.0% of the New Common Stock at varying exercise prices), in exchange for approximately $120,000 of unsecured indebtedness. For purposes of the Reorganization Plan, the New Common Stock was valued at approximately $10.16 per share.

o The Company's equity security holders (who held 18,859,679 shares of Common Stock plus the 1,000,000 shares to have been issued pursuant to the settlement of a securities litigation lawsuit (see Note 19)) received a total of 300,000 5-year warrants to purchase an aggregate of 300,000 shares of New Common Stock at an exercise price of $16.92 per share. In addition, the warrant holders have the option to receive an aggregate payment of $500 upon cancellation of such warrants in connection with a sale of the Reorganized Company for more than $140,000.

The Reorganization Plan also provides for other terms including: structured settlements with Fleet Credit Corporation (in connection with its claims arising from equipment financing), NHL Enterprises, Inc. and its affiliates (in connection with their claims arising from royalty obligations under licenses with the Company and alleged infringement of their property) and with the lessors under certain leases of real property (which lessors were former officers and directors of the Company); the incorporated Consent Decree entered in Vermont Superior Court by agreement with Maska U.S., Inc. ("Maska); and an overall structured settlement among and between all of the creditor classes which results in, among other things, the recoveries described above for the secured creditors and unsecured creditors collectively as well as an intra-creditor structured recovery resulting (depending on the ultimate resolution of disputed claims) in the Company's former Senior Noteholders realizing approximately 40.9% on their claims, Maska's unsecured creditors realizing approximately 56.6% on their claims and the unsecured creditors of the other Debtors realizing approximately 31.9% on their claims.

3. LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS

Substantially all the Company's liabilities as of the Petition Date are subject to settlement under a plan of reorganization, except as otherwise provided by order of the Bankruptcy Court. The Company was not permitted to make payments with respect to its pre-Petition Date liabilities (except as noted in Note 2) until a plan of reorganization was confirmed by the Bankruptcy Court and consummated.

Liabilities subject to compromise under reorganization proceedings consisted of:

                                                 1996        1995
                                                 ----        ----

          Priority Claims                     $     661   $     605
          Secured Debt
               Principal                         92,045     100,876
               Interest                          12,838       3,513
          General Unsecured Claims               14,990      12,155
          Unsecured Debt, Principal and
            Interest                             84,665      84,665
          ------------------------------------------------------------
                                              $ 205,199   $ 201,814
          ============================================================

Priority claims, the repayment of which the Company is required to prioritize under bankruptcy law, are comprised principally of income and property tax claims. Unsecured debt includes amounts which may ultimately be deemed

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


secured. It is not practicable to estimate the fair value of the Company's liabilities subject to compromise under Reorganization cases until all of the pre-petition claims have been resolved.

The Company has recorded interest expense only to the extent paid or earned during the proceedings and to the extent it is probable that the Bankruptcy Court will allow interest on pre-Petition Date debt as a priority, secured or unsecured claim. The excess contractual interest expense over recorded interest expense for the years ended December 31, 1996 and 1995 was approximately $18,134 and $2,100 respectively.

4. FRESH-START ACCOUNTING (UNAUDITED)

The Company's financial statements following its emergence from bankruptcy will not be comparable to the historical financial statements presented herein, which do not reflect the Reorganization Plan. The Company has set forth below unaudited pro forma condensed consolidated financial statements that reflect the Reorganization Plan as if it has occurred on the dates specified therein.

The Company's unaudited pro forma condensed consolidated financial statements have been prepared in accordance with the requirements of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). Following emergence from bankruptcy, the Reorganized Company will apply fresh-start reporting in accordance with SOP 90-7.

When the Reorganized Company implements fresh-start reporting, the value of the Reorganized Company will be allocated to the entity's net assets in conformity with the procedures specified by Accounting Principles Board Opinion No. 16 Business Combinations. As a result, it is anticipated that adjustments to the carrying values of the Company's assets and liabilities will be required to reflect the terms of the Reorganization Plan. SOP 90-7 requires a determination of the Company's reorganizational value, which represents the fair value of all of the Company's assets and liabilities, and an allocation of such values to the assets and liabilities (excluding deferred taxes) based on their relative fair values with the excess in reorganizational value over market values recorded as an intangible asset. The application of SOP 90-7 results in the creation of a new reporting entity having no retained earnings or accumulated deficit. The Company will implement fresh-start reporting as of April 11, 1997. Accordingly, the estimated effects of fresh-start reporting reflected in the unaudited pro forma information are subject to change.

For the purpose of the Reorganization Plan, the reorganizational equity value was estimated to be $65,602, based in part on management's estimates of future operating results. Reorganizational value necessarily assumes that the Reorganized Company will achieve its estimated future operating results in all material respects. If such results are not achieved, the value of the Reorganized Company could be materially different.

The unaudited pro forma condensed consolidated financial information and accompanying notes should be read in conjunction with the Company's historical financial statements and the notes thereto appearing elsewhere herein. The unaudited pro forma condensed consolidated financial statements are presented for informational purposes only and do not purport to represent what the Reorganized Company's financial position or results of operations would actually have been if the consummation of the Reorganization Plan had occurred on such dates, or to project the Reorganized Company's financial position or results of operations at any future date or for any future period. The unaudited pro forma condensed consolidated financial statements contain, in the opinion of management, all adjustments necessary for a fair presentation thereof.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                December 31, 1996
                                   (Unaudited)

ASSETS                                            ACTUAL      ADJUSTMENTS     PRO FORMA
                                              --------------------------------------------
    Cash                                        $  35,589      $ (34,949)   a  $    640
    Other  current assets                          76,438            144    b    76,582
                                              --------------------------------------------
           Total current assets                   112,027        (34,805)        77,222
         Property, plant and equipment             12,817         (1,924)   c    10,893
         Intangible and other assets, net              81         41,804    d    41,885
                                              --------------------------------------------
           Total assets                          $124,925       $  5,075       $130,000
                                              ============================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   Short term debt                               $              $  5,100    e  $  5,100
   Accounts payable and accrued liabilities        15,945          8,246    f    24,191
   Long term debt, current portion                    369          1,127    g     1,496
   Current portion of liabilities subject to
      compromise under reorganization
      proceedings                                  45,035        (45,035)   h
                                              --------------------------------------------
      Total current liabilities                    61,349        (30,562)        30,787
        Long-term debt                                            33,010    g    33,010
        Other liabilities                             601                           601
        Liabilities subject to compromise
          under reorganization
          proceedings                             160,164       (160,164)   h
                                              --------------------------------------------
           Total liabilities                      222,114       (157,716)        64,398
                                              --------------------------------------------

         Stockholders' equity (deficit)           (97,189)       162,791    i    65,602
                                              --------------------------------------------
           Total liabilities and
             stockholders' equity (deficit)      $124,925       $  5,075       $130,000
                                              ============================================

                 The accompanying notes are an integral part of the unaudited pro forma condensed consolidated financial statements.

The following is a brief description of the adjustments made in preparing the Pro Forma Condensed Consolidated Balance Sheet (unaudited).

a. To reflect $44,049 paid out in accordance with the Reorganization Plan, net of $9,100 borrowed under new credit facilities.

b. To reflect primarily the distribution of Net assets of discontinued operations pursuant to the Reorganization Plan.

c. To reflect decrease resulting from facility reorganizations.

d. To record excess of identifiable asset value as a result of fresh-start reporting, including principally a valuation associated with the Company's trademarks.

e. To record borrowings under new credit facilities.

f. To record accounts payable and accrued liabilities incurred pursuant to the Reorganization Plan.

g. To record current portion of long-term debt under new credit facilities, New Senior Notes and other long-term debt incurred pursuant to the Reorganization Plan.

h. To eliminate liabilities in accordance with the Reorganization Plan. The Reorganization Plan will result in an extraordinary gain on debt forgiveness of approximately $57,000.

i. To reflect fresh-start reporting and the new equity structure of the Reorganized Company pursuant to the Reorganization Plan.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      For the year ended December 31, 1996
                                   (Unaudited)

                                                ACTUAL     ADJUSTMENTS     PRO FORMA
                                              ------------------------------------------
Net sales                                       $ 140,321   $              $ 140,321
                                              ------------------------------------------

Operating (loss) income                            (2,156)      1,533   a       (623)

Debt related fees                                   7,432      (7,432)  b

Other expense (income), net                            27                         27

Interest expense                                    9,555      (3,825)  c      5,730
                                              ------------------------------------------
(Loss) income from continuing operations
   before income taxes                            (19,170)     12,790         (6,380)

Income taxes                                         (448)        299           (149)

Net (loss) from continuing operations           $ (18,722)  $  12,491      $  (6,231)
                                              ==========================================

Net (loss) per share from continuing
   operations                                   $   (0.99)                 $   (0.96)
                                              ==========================================
Weighted average common and common
   equivalent shares outstanding               18,859,679                  6,500,000  d
                                              ==========================================


                 The accompanying notes are an integral part of the unaudited pro forma condensed consolidated financial statements.

The Pro Forma Condensed Consolidated Statement of Operations (unaudited) adjustments have been computed assuming the Effective Date was January 1, 1996 and includes adjustments which give effect to the events that are directly attributable and expected to have a continuing impact on the Reorganized Company.

The following is a brief description of the adjustments made in preparing the Pro Forma Condensed Consolidated Statement of Operations (unaudited).

a. To reflect amortization of the intangibles associated with fresh-start reporting of $2,633, net of $4,166 of costs related to restructuring.

b. To reflect adjustments for costs incurred by the Company outside of its continuing operations.

c. To reflect incremental interest expense associated with the Company's new credit facilities and New Senior Notes of $5,730, offset in part by reduced interest resulting from the debt forgiveness in accordance with the Reorganization Plan.

d. To reflect the equity structure of the Reorganized Company pursuant to the Reorganization Plan.

5.  DISCONTINUED OPERATIONS

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

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


In connection with this strategic and cost evaluation, the Company recorded charges totaling $44,055 in the third quarter and nine months ended October 1, 1994. The charges included provisions for product returns and markdown allowances ($5,342), certain inventory valuation adjustments ($3,353), the reassessment of the carrying values of tooling ($4,201) and excess and obsolete inventories ($12,600) due to the strategic decision not to continue support of certain products, deferred product development costs ($4,600), television commercial and infomercial production costs ($1,455) and prepaid barter credits ($2,974) related to the decision to no longer support certain products and minimize the use of advertising. Charges were also provided for defective product allowances ($2,607), minimum royalty guarantees ($2,926), allowances for uncollectible multi-installment receivables due from consumers on infomercial generated sales ($1,300), employee severance expenses ($1,672), office and showroom lease termination costs ($605) and other miscellaneous items ($420).

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

In December 1994, the Company determined that it would hold its investments in its Buddy L toy and fitness businesses for sale. Accordingly, the results of operations of these businesses have been accounted for as discontinued operations for all periods in the accompanying consolidated financial statements. On March 2, 1995, Buddy L Inc. filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. On May 9, 1995, the Company accepted the bid to sell certain assets and liabilities of the Buddy L toy business to Empire of Carolina, Inc. The bid was approved by the Bankruptcy Court on May 19, 1995 and the transaction closed on July 7, 1995. The Bankruptcy Court also approved the sale of the fitness business which was completed on June 30, 1995. At December 31, 1994, the Company recorded a loss of $11,335, net of income taxes, for the disposition of its discontinued operations, including the estimated 1995 operating loss through the disposition date. As a result of the finalization of the sale of the Buddy L toy and fitness businesses, the terms of which changed substantially from those previously proposed; a change in the anticipated distribution of the sale proceeds amongst the various creditors and the liquidation of the remaining Buddy L assets (primarily accounts receivable and real property); and an increase in estimated phase out costs, an additional loss from disposition of discontinued operations of $25,569 was recorded during the year ended December 31, 1995.

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

Net sales of discontinued operations were $181,514 for the year ended December 31, 1994. One customer aggregated more than 10% of net sales for the year. The
(loss) from discontinued operations for the year ended December 31, 1994 included income tax expense of $309. The Company allocated interest expense to discontinued operations based upon interest on debt of the discontinued operation estimated to be assumed by the buyer plus that portion of interest not directly attributable to other operations allocated based upon a ratio of net assets discontinued to total consolidated net assets plus debt other than debt of the discontinued operation to be assumed and debt that can be directly attributable to other operations. Interest allocated in determining the (loss) from discontinued operations in 1994 was $5,547 and the interest in the 1994 loss from the disposition of discontinued operations was $4,300. Net assets of discontinued operations of $9,856 at December 31, 1995, consisted primarily of accounts receivable and real property.

6.  UNUSUAL CHARGES

During 1996, the Company recorded significant unusual charges in continuing operations totaling $4,033 to reflect the impact of strategically reorganizing management to position itself for a definitive restructuring plan. These costs consist primarily of severance pay ($3,371), including that of the Company's former Chief Executive and Chief Financial Officers, and the impairment of long lived assets ($662), primarily machinery and equipment at one of its Canadian facilities.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


During 1995, the Company recorded significant unusual charges in continuing operations totaling $15,471 due principally to litigation settlements ($8,813) and reassessment, during the fourth quarter of 1995, of the intangible assets associated with the acquisition of #1 Apparel (see Note 9) ($6,416). Litigation settlements (see Note 19) include settlements of environmental litigation ($7,000, recorded in the second quarter and $250, recorded in the fourth quarter of 1995) and securities litigation ($1,563 recorded in the fourth quarter of
1995). The unusual charges represent 21.5% and 29.8% of the Company's loss from continuing operations for the years ended December 31, 1996 and 1995, respectively.

7. DEBT RELATED FEES AND DEFAULT INTEREST

As a result of the Company's significant losses in the year ended December 31, 1994, the resultant non-compliance with covenants in its various financing agreements, the involuntary bankruptcy action initiated by its senior noteholders, the Standstill Agreements with its lenders and the Filing, the Company's continuing operations incurred significant legal and professional fees totaling $7,432 and $11,195 for the years ended December 31, 1996 and 1995, respectively. These fees include the cost of the Company's legal counselors, financial advisors and consultants, as well as those of its bankers, senior noteholders and creditors and, additionally, 1995 included certain payments made directly to these lenders. The debt related fees for the year ended December 31, 1996 is net of $705 of interest earned on accumulated cash resulting from the Filing. These costs are included as Debt Related Fees in the Consolidated Statement of Operations for the periods then ended.

Additionally, as a result of the Company's defaults under its financing agreements, its financial condition and the terms of the Standstill Agreements, since February 1995 the Company was charged an additional 3.0% interest on its bank debt and the interest rate on its 6.76% senior notes was increased to 15%. These higher interest rates resulted in incremental interest expense of $2,350 and $5,679 for the years ended December 31, 1996 and 1995, respectively, which is included in interest expense in the Consolidated Statements of Operations.

The debt related fees and default interest costs represent 52.2% and 32.5% of the Company's loss from continuing operations for the years ended December 31, 1996 and 1995.

8. EQUITY TRANSACTIONS

In January 1995, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of common stock of the Company to stockholders of record at the close of business on March 1, 1995. Each Right entitled the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of the Series A Junior Participating Preferred Shares, par value $0.01 per share, of the Company, at a purchase price of $32.00 per Unit, subject to adjustment. The Rights were not exercisable until the Distribution Date, as defined, and no longer exist under the Reorganized Company.

9. ACQUISITION

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

10. ACCOUNTS RECEIVABLE
Net accounts receivable include:

                                                        1996        1995
   ------------------------------------------------------------------------
        Allowance for doubtful accounts               $ 3,596     $ 5,337
        Allowance for returns, discounts, rebates
            and cooperative advertising                 5,112       7,301
   ------------------------------------------------------------------------
                                                      $ 8,708     $12,638
   ========================================================================

Bad debt expense for the years ended December 31, 1996, 1995 and 1994 was $621, $4,679, and $3,403, respectively.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


11. INVENTORIES
Net inventories consist of:

                                                          1996        1995
    ------------------------------------------------------------------------
         Finished products                             $26,592     $38,948
         Work in process                                 2,669       4,143
         Raw materials and supplies                      7,918       7,807
    ------------------------------------------------------------------------
                                                       $37,179     $50,898
    ========================================================================

Allowances for excess, obsolete and slow moving inventories were $4,791 and $6,536 at December 31, 1996 and 1995, respectively.

12. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of:

                                                          1996        1995
    ------------------------------------------------------------------------
         Land and improvements                         $    79     $    79
         Buildings and improvements                      5,418       5,543
         Machinery and equipment                        14,352      14,280
         Tools, dies and molds                           2,958       2,568
         Office furniture and equipment                  7,182       6,037
    ------------------------------------------------------------------------
                                                        29,989      28,507

         Less accumulated depreciation and
             amortization                               17,172      15,011
    ------------------------------------------------------------------------
                                                       $12,817     $13,496
    ========================================================================

Property, plant and equipment under capital leases, primarily machinery and equipment, included above totaled $2,020 and $2,493 at December 31, 1996 and 1995, respectively. Accumulated amortization for the same periods was $1,200 and $1,277, respectively.

Depreciation and amortization expense for the years ended December 31, 1996, 1995 and 1994 was $2,524, $2,407, and $1,811, respectively.

13.  INDEBTEDNESS

A. NEW INDEBTEDNESS

(1.) BANK AGREEMENTS

On the Effective Date of the Reorganization Plan, the Company and two of its U.S. subsidiaries, Maska U.S., Inc. and #1 Apparel, Inc. (the "U.S. subsidiaries"), entered into a Credit Agreement (the "US Credit Agreement") with the lenders referred to therein (the "Lenders") and The Chase Manhattan Bank, as Agent ("Chase"). Simultaneously, one of the Company's Canadian subsidiaries, Sport Maska Inc., entered into a Credit Agreement (the "Canadian Credit Agreement" and, together with the US Credit Agreement, the "Credit Agreements") with The Chase Manhattan Bank of Canada ("Chase Canada"). The maximum amount of loans and letters of credit that may be outstanding under the Credit Agreements is $74,000, consisting of $35,000 revolving credit loans under the US Credit Agreement, $35,000 of revolving credit loans under the Canadian Credit Agreement and a $4,000 term loan under the US Credit Agreement. Borrowings under the Credit Agreements are guaranteed by certain subsidiaries and are secured by substantially all of the assets (including, without limitation, accounts receivable, inventory and the stock of certain subsidiaries) of the Company, the two U.S. Subsidiaries referred to above and the Company's other subsidiaries which are guarantors. Total amounts outstanding under the Credit Agreements were $14,200 at April 14, 1997.

Borrowings under the US Credit Agreement bear interest at the alternate base rate plus 1% per annum or at an interest rate based on LIBOR plus 2 3/4% per annum. Borrowings under the Canadian Credit Agreement bear interest at Chase Canada's prime rate. In addition, the Company is charged a quarterly commitment fee of 3/8 of 1% on the unused portion of the revolving credit facilities under the Credit Agreements and certain other fees.

The Credit Agreements include customary affirmative and negative covenants, including those relating to capital expenditures, interest coverage and the incurrence of additional indebtedness.

(2.) NEW SENIOR NOTES

On April 11, 1997 the Company issued $29,500 principal amount of 14% Senior Secured Notes due April 1, 2004 (the "New Senior Notes"), pursuant to an Indenture with The Bank of New York, as trustee. The New Senior

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


Notes were issued by the Company under the Reorganization Plan as partial satisfaction of the Company's obligations to its former secured lenders under the Bank Agreement referred to below.

Interest is payable on the New Senior Notes semi-annually at the rate of 14% per annum, with such interest rate being permanently reduced if the Company meets certain earnings tests. Further, of the initial 14% interest rate, 10% is payable in cash and 4% is payable by the issuance of additional New Senior Notes.

The New Senior Notes are guaranteed by certain subsidiaries and are collateralized by substantially all of the assets of the Company (including, without limitation, accounts receivable, inventory and the stock of certain subsidiaries) of the Company. The lien of the trustee for the benefit of itself and the New Senior Noteholders is junior to the liens of Chase and Chase Canada. The Indenture also includes customary affirmative and negative covenants.

B. OLD INDEBTEDNESS

As a result of the Filing, certain of the Company's indebtedness has been classified as liabilities subject to compromise under reorganization proceedings, at December 31, 1996 and 1995. The Reorganization Plan substantially altered the rights of most pre-petition unsecured creditors by liquidating their allowed claims at less than 100% of their face value (see Note
2). Since October 1, 1994, the Company has not been in compliance with certain financial and other covenants in its principal financing agreements, including those with its banks and Senior Noteholders. On June 5, 1995, the Company and its bank lenders and Senior Noteholders entered into Standstill Agreements that provided a period of continued financing of the Company by its lenders, a sharing of collateral by its bank lenders and Senior Noteholders and provided the Company with a period in which to restructure its debt without further judicial proceedings. Under the terms of the Standstill Agreements, the interest rate on the 6.76% Senior Notes was increased to 15% effective February 15, 1995 and, subject to certain adjustments, would have increased to a maximum of 19% during the agreement period and the interest was payable at 9% with the remaining interest payable at the end of the Standstill Agreement period. The Standstill Agreements provided the Company's lenders with warrants for an aggregate of 2,000,000 shares of the Company's common stock, with an exercise price of $2.45 per share and 500,000 shares with an exercise price of $2.27 per share.

(1.) BANK AGREEMENTS

In December 1992, the Company entered into a Loan and Security Agreement ("Bank Agreement") with a syndicate of banks led by Fleet Credit Corporation. Borrowings under the Bank Agreement were collateralized by certain of the Company's accounts receivable and inventory, and the common stock of certain subsidiaries and were cross collateralized and guaranteed by such subsidiaries. Total amounts outstanding under the Bank Agreement were $91,219 and $96,330 at December 31, 1996 and 1995, respectively. As a result of the Filing, the amounts are classified as liabilities subject to compromise under reorganization proceedings.

Borrowings under the Bank Agreement bear interest at the bank's U.S. prime rate (8.25% at December 31, 1996 and 8.5% at December 31, 1995) plus 1.0% payable monthly. In addition, the Company was charged a monthly commitment fee of 0.25% to 0.375% of the unused portion of the facility. However, since February 23, 1995, the Company has been charged a default rate of interest at the U.S. prime rate plus 4.0% payable monthly. The weighted average interest rate on short term debt outstanding at December 31, 1996 and 1995 was 10.1% and 13.0%, respectively.

Under the Plan, the lenders under the Bank Agreement received (i) $44,178 in cash; (ii) $29,500 principal in New Senior Notes; and (iii) 2,470,000 shares of New Common Stock, representing approximately 38.0% of the outstanding New Common Stock. The lenders sold such shares to Wellspring Associates L.L.C. on the Effective Date.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


(2.)  LONG-TERM DEBT

The Company's long-term debt is as follows:

                                                        1996        1995
  ------------------------------------------------------------------------
     6.76% Senior Notes (see Note (3.))               $75,000     $75,000
     Note payable (see Note (4.))                       6,000       6,000
     Industrial Development Revenue Bonds (see
       Note (5.))                                                   3,720
     Capital leases                                       369         702
     Other long-term debt                                 826         826
   ------------------------------------------------------------------------
                                                       82,195      86,248
     Less amounts contractually due within one
       year                                            (1,277)     (1,285)
   ------------------------------------------------------------------------
     Total long-term debt, excluding current
       portion                                        $80,918     $84,963
   ========================================================================

(3.) In March 1994, the Company completed a private placement of $75,000 of its 6.76% Senior Notes due February 15, 2004 ("Senior Notes") with a group of eight insurance companies.

Under the Reorganization Plan, the holders of the Senior Notes received a distribution of 3,173,414 shares of the Company's New Common Stock (see Note 2).

(4.) During June 1995, the Company entered into an agreement to settle certain litigation for $7,000, including a note in the principal amount of $6,000 bearing interest at 10% payable over five years based on a twenty year amortization with the balance of principal payable in June 2000.

(5.) During 1992, Smedley borrowed $4,000 under a bond indenture agreement with Fulton County, New York to purchase a building, land and machinery and equipment. The bonds consisted of a $2,000 tax-exempt issue and a $2,000 taxable issue with variable interest. The principal balance at December 31, 1995 was $3,720. Interest was payable quarterly and principal payable in annual installments through 2012. The bonds are collateralized by the building, land and machinery and equipment. The bonds were further collateralized by letters of credit amounting to $3,775 at December 31, 1995, under which the Company, in addition to Smedley, was a direct obligor. Accordingly, the amounts outstanding under these bonds are classified as an obligation of the Company's continuing operations. As a result of Smedley's Chapter 11 Plan effectiveness in October 1996 the mortgagor is to receive title to the land and building in full satisfaction of amounts due.

(6.) Capital leases on molds, machinery and equipment, with variable interest rates to 14% and maturing on various dates through 1998. By authorization of the Bankruptcy Court, the Company may continue to pay these, therefore these are classified as current at December 31, 1996 and 1995.

(7.) Cash payments for interest were $109, $17,337, and $9,465 for the years ended December 31, 1996, 1995 and 1994, respectively. During the reorganization proceedings the Company was generally not permitted to pay interest. During such time, the Company recorded interest expense only to the extent paid or earned during the proceedings and to the extent that it was probable that the Bankruptcy Court would allow interest on pre-Petition Date debt as a priority, secured or unsecured claim. The excess of contractual interest expense over recorded interest expense for the years ended December 31, 1996 and 1995 was approximately $18,134 and $2,100, respectively.

14.  RELATED PARTY TRANSACTIONS

The Company (including discontinued operations) leases property from companies controlled by certain former officers and directors of the Company. Related party rent expense for the years ended December 31, 1996, 1995 and 1994 was $2,160, $1,791, and $1,095, respectively.

The Company was charged $350 in management fees by companies controlled by certain former officers and directors of the Company for the years ended December 31, 1995 and 1994.

Additionally, during 1994, the Company was charged $1,053 for construction project management at certain of the Company's facilities (of which $950 related to discontinued operations) by a company controlled by certain former officers and directors of the Company.

15.  LEASES

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

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


As Debtors-in-Possession, the Company had the right, subject to Bankruptcy Court approval, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Company agrees to perform its obligations and cure all existing defaults under the contract or lease agreement, and "rejection" means that the Company is relieved from its obligations to perform further under the contract or lease, but is subject to a claim of damages for the breach thereof.

As of March 31, 1997, the Company determined which executory contracts and unexpired leases to assume (in modified form) or reject (see Note 2).

The following is a schedule of future minimum lease payments under continuing noncancelable operating leases with initial terms in excess of one year at December 31, 1996:

                      Operating Leases
                   ---------------------------------------------
                      1997                             $ 2,577
                      1998                               1,985
                      1999                               1,704
                      2000                               1,665
                      2001                               1,631
                      Thereafter                         4,100
                   ---------------------------------------------
                                                       $13,662
                   =============================================

Rental payments, including those to related parties, for the years ended December 31, 1996, 1995 and 1994 were approximately $4,188, $7,686, and $6,477, respectively.

16. ROYALTIES

Certain of the Company's subsidiaries have entered into agreements which call for royalty payments generally based on net sales of certain products and product lines. These agreements were executory contracts under the Bankruptcy Code. Certain agreements require guaranteed minimum payments over the royalty term. As Debtors-in-Possession, the Company had the right, subject to Bankruptcy Court approval, to assume or reject executory contracts and unexpired leases (see Note 15). As of March 31, 1997, the Company determined which executory contracts and unexpired leases to assume or reject (see Notes 2 and 15). Future minimum payments under the agreements which have been assumed, for the years ended December 31, are as follows:

                      Royalties
                   ---------------------------------------------
                      1997                             $ 3,315
                      1998                               3,531
                      1999                               3,527
                      2000                                   0
                      2001                                   0
                      Thereafter                             0
                   ---------------------------------------------
                                                       $10,373
                   =============================================

Royalty expense for the years ended December 31, 1996, 1995 and 1994, including guaranteed minimum payments, was approximately $3,878, $4,190, and $7,532, respectively.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


17.  INCOME TAXES
The components of income taxes are:

                                               1996        1995        1994
       ------------------------------------------------------------------------
       Current:    U.S.                       $   151     $   205     $(1,872)
                   Non-U.S.                      (665)        (96)        446
       ------------------------------------------------------------------------
                                                 (514)        109      (1,426)
       ------------------------------------------------------------------------
       Deferred:   U.S.                             0           0       1,765
                   Non-U.S.                        66         496        (622)
       ------------------------------------------------------------------------
                                                   66         496       1,143
       ------------------------------------------------------------------------
                                              $  (448)    $   605     $  (283)
       ========================================================================

The income tax (benefit) expense is reflected in the accompanying Consolidated Statements of Operations as follows:

                                               1996        1995        1994
       ------------------------------------------------------------------------
          Continuing operations               $  (448)    $   605     $   (11)
          Discontinued operations                   0           0        (272)
       ------------------------------------------------------------------------
                                              $  (448)    $   605     $  (283)
       ========================================================================

U.S. (loss) before taxes from continuing operations was $(11,518), $(47,401), and $(7,100) for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company's effective income tax rate from continuing operations differed from the federal statutory rate as follows:

                                              1996        1995        1994
       ------------------------------------------------------------------------
          Income taxes based on U.S.
            federal tax rate                     34%         34%         34%
          Non-U.S. and state tax rates           (1%)        (1%)         1%
          Valuation Allowance                   (29%)       (33%)       (33%)
          Other, net                             (2%)        (1%)        (2%)
       ------------------------------------------------------------------------
          Effective income tax rate               2%         (1%)         0%
       ========================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                   1996                        1995
                                              U.S.    Non-U.S.              U.S.    Non-U.S.
-----------------------------------------------------------------------------------------------
Disposal of discontinued operations        $       0    $       0       $   3,570    $       0
Accounts receivable, principally due to
   allowance for doubtful accounts             1,539            0           2,350            0
Inventories, principally due to
   additional costs inventoried for tax
   purposes                                    1,156            0           2,092            0
Other, net                                       401            0             (58)           0
-----------------------------------------------------------------------------------------------
                                               3,096            0           7,954            0
Valuation allowance                           (3,096)           0          (7,954)           0
-----------------------------------------------------------------------------------------------
Total current deferred tax assets
   (liabilities)                           $       0    $       0       $       0    $       0
===============================================================================================
Net operating loss carryforwards           $  49,709    $   3,152       $  42,747    $   1,833
Plant, equipment and depreciation               (180)        (900)           (156)        (882)
Other, net                                     7,850        1,020           5,495        1,327
-----------------------------------------------------------------------------------------------
                                              57,379        3,272          48,086        2,278
Valuation allowance                          (57,379)      (3,873)        (48,086)      (2,813)
-----------------------------------------------------------------------------------------------
Total non-current deferred tax assets
   (liabilities)                           $       0    $    (601)      $       0    $    (535)
===============================================================================================

During the year ended December 31, 1996, the valuation allowance increased by $5,495.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


Net cash payments (refunds) for income taxes for the years ended December 31, 1996, 1995 and 1994 were $389, $(2,726), and $(1,838), respectively.

Undistributed earnings from continuing operations of subsidiaries outside the U.S., for which no provision for U.S. taxes has been made, amounted to approximately $1,640 at December 31, 1996. In the event earnings of these subsidiaries are remitted, foreign tax credits may be available to offset U.S. taxes.

At December 31, 1996, the Company has net operating loss carryforwards related to U.S. operations for income tax purposes of approximately $125,000, and net operating loss carryforwards related to foreign operations for income tax purposes of approximately $8,500. These carryforwards, arising primarily from discontinued operations, begin to expire in 2001 and have been fully reserved by a valuation allowance. These carryforwards may be substantially reduced as a result of debt forgiveness in connection with the Reorganization Plan. The Company's ability to use remaining carryforwards after reduction may be limited in use on an annual basis as a result of a change in control of the Company on April 11, 1997 in connection with the Reorganization Plan.

18.  STOCK OPTION PLAN

As a result of the Reorganization Plan, all outstanding shares of Common Stock on the Effective Date were converted into warrants to purchase shares of New Common Stock. Therefore, stock options not exercised prior to the Effective Date may no longer be exercised.

During 1996 the Company granted, phantom stock options to purchase 840,000 shares of New Common Stock in the Company at a weighted average exercise price of $11.55, to certain key employees. The exercise price of the phantom stock options are not less than the estimated fair market value of the shares at the time the options were granted. Generally, these phantom stock options become exercisable over a five-year vesting period and expire 10 years from the date of the grant.

The fair value of each phantom option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996: dividend yields of zero percent; weighted-average expected volatility of 61.39 percent; weighted-average risk free interest rate of 6.65 percent and weighted-average expected lives of 3.5 years. The weighted-average fair value of phantom options granted was $4.44 for the year ended December 31, 1996. Phantom stock options granted during 1996 and outstanding at December 31, 1996 were 840,000 shares with weighted-average exercise price of $11.55, ($10.00 - $16.00 range of exercise prices) weighted-average remaining contractual life of 9.8 years and none exercisable at December 31, 1996.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock options been determined based on the fair value at the grant dates for awards, consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would have been reduced. The initial impact of SFAS 123 may not be representative of the effect on income in the future years because options vest over several years and additional option grants may be made each year.

The pro forma amounts are indicated below:

                Year Ended December 31,      1996         1995
                ---------------------------------------------------
                Net Loss
                     As reported         $ (18,722)   $ (77,448)
                     Pro forma           $ (19,186)   $ (77,448)

                Net Loss per share
                     As reported         $    (0.99)  $    (4.11)
                     Pro forma           $    (1.01)  $    (4.11)

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


19. CONTINGENCIES AND LITIGATION

A. ENVIRONMENTAL LITIGATION:

In 1991, the Vermont Department of Environmental Conservation ("VTDEC") notified the Company that the Bradford, Vermont property operated by its wholly-owned subsidiary, Maska U.S., Inc. ("Maska"), had been included on the U.S. Environmental Protection Agency's Comprehensive Environmental Response, Compensation and Liability Information System and the Vermont Hazardous Sites List was being evaluated for possible remedial action. Under relevant environmental laws, Maska, as an owner of the property, was potentially liable for the entire cost of investigating and remediating the contamination allegedly emanating from its Bradford property and certain civil penalties.

Maska undertook its own investigation to determine the extent of contamination, the rate of movement and the concentration of the contaminants, the appropriate action required for site remediation and the identification of other parties who should bear a share of the costs of remediation. The Company is seeking recovery against the former owners and affiliates of the Bradford property and facility and the owner of an adjacent parcel for the costs of such investigation and remediation and are currently in negotiations to settle these claims. During April 1996, Maska and the State of Vermont entered into a consent decree ("Consent Decree") setting forth the terms under which Maska has agreed to remediate specified hazardous materials if, and to the extent, found on the contaminated property or caused by Maska. The Consent Decree was approved by the Bankruptcy Court on May 14, 1996 and approved and entered in Vermont Superior Court on June 20, 1996. The Consent Decree is subject to several conditions, including ongoing payment by the Company of certain State of Vermont oversight fees up to a maximum of $60 per year. In addition, the Company paid to Vermont a civil fine stipulated penalty of $250. While the total cost of investigation and remediation cannot be determined until the investigation required by VTDEC is complete and the extent of the Company's remedial obligations have been determined, the Company believes that the remaining costs will be approximately $1,400 in the aggregate, payable over the next several years.

Maska commenced an action in the United States District Court for the District of Vermont (the "Vermont District Court") entitled Maska U.S. Inc. V. Kansa, et al., Doc. No. 5:93-CV-309 (the "Insurance Litigation") against nine of its liability insurers seeking coverage for environmental cleanup costs arising out of claims brought by the State of Vermont and an adjoining landowner for their failure to defend or to indemnify Maska with respect to these claims.

On September 30, 1996, United States Magistrate Judge Jerome J. Neidermeier issued that certain Magistrate Judge's Report and Recommendation (the "Magistrate Report"), which analyzes legal issues and recommends that the Vermont District Court grant Maska's motion for partial summary judgment on the issue of the duty to defend. The report also recommends that all the insurers' motions for summary judgment be denied, except for two on certain individual policies which Maska conceded provide no coverage for its claims. On December 2, 1996, Chief Judge J. Garvin Murtha adopted the Magistrate Report in its entirety. Various motions for reconsideration of that order and for certification of the issue for immediate appeal have since been denied. After the completion of limited pre-trial discovery, the case will be scheduled for trial.

Two holders of Maska's unsecured claims have asserted an equitable lien on Maska's recovery, if any, in the Insurance Litigation and also have commenced an independent action against the defendant insurance companies pursuant to Vermont's direct action statute. The Company believes that the asserted equitable lien is without merit and that the independent direct action violated the automatic stay pursuant to Section 362 of the Bankruptcy Code. The Company currently is evaluating its options for legal recourse in these matters.

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

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


B. SECURITIES LITIGATION:

On February 14, 1996, the Company, together with certain of its former officers and directors, reached a settlement with the plaintiffs in a class action securities litigation. The settlement provides for the cash payment by the Company's insurer of $8,750, on behalf of certain former officers and directors of the Company who are defendants. In addition, the Company agreed to issue 1,000,000 shares of its Common Stock which was converted into warrants in the Reorganization Plan. As a result of the settlement, the Company recorded a provision of approximately $1,563 (the market value of 1,000,000 shares of Common Stock on the date the settlement was agreed to) in the year ended December 31, 1995. During July 1996, the settlement was approved by the Bankruptcy Court and the U.S. District Court for the Southern District of New York. Additionally, during August 1996 certain of the Company's creditors filed an appeal with the Bankruptcy Court with respect to the Bankruptcy Court's approval of the settlement which has not yet been resolved but which will be dismissed with prejudice in connection with the Reorganization Plan.

C. PRODUCT LIABILITY LITIGATION:

A pre-petition personal injury claim involving a spinal injury which was filed in 1989 has been asserted against the Company for which the Company did not have sufficient insurance coverage. That claim and its attendant litigation has been settled and is being submitted to the Bankruptcy Court for approval. The claim will be treated under the Reorganization Plan pursuant to the terms of the settlement. The Company is unaware of any other personal injury claims for which there is not adequate insurance coverage.

In connection with the claim, American Home Assurance Company ("American Home"), has commenced a declaratory judgment action against the Company in Massachusetts District Court in respect of its duty to defend and to indemnify the Company and an action in Montreal Superior Court in Quebec, Canada to recover defense costs. The Company filed a response to the declaratory judgment action and a counterclaim in Montreal Superior Court alleging American Home failed to fulfill its duty to defend the Company. American Home has alleged that it is entitled to payment in full for any amounts it recovers against the Company. The Company believes that American Home's claims and contentions are without merit and, in any event, would be treated under the Reorganization Plan. In the event that the Company is required to make such a payment, it anticipates having funds sufficient to meet any Court-ordered obligation. American Home's claim in respect of the recovery of defense costs against the Company is in the amount of approximately $575.

Other than certain legal proceedings arising from the ordinary course of business, which the Company believes will not have a material adverse impact on the financial position, results of operations, or cash flows, there is no other litigation pending or threatened against the Company.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


20.  GEOGRAPHICAL INFORMATION

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

The following table shows data by geographic area for the periods noted below:

                                           1996        1995        1994
   -----------------------------------------------------------------------
   Net sales to unaffiliated customers
   from operations within:
      United States                      $ 70,269    $ 89,631     $106,911
      Canada                               67,183      68,101       70,645
      Other (A)                             2,869       3,241        3,250
   ------------------------------------------------------------------------
                                          140,321     160,973      180,806

   Intercompany sales to other geographic
   areas from operations within:
      United States                         2,155       3,123           26
      Canada                               22,136      30,141       34,435
      Intercompany transfers between
         geographic areas                 (24,291)    (33,264)     (34,461)
   ------------------------------------------------------------------------
   Net sales                              $140,321   $160,973     $180,806
   ========================================================================

   Operating (loss) income within:
      United States                       $   (17)   $(23,415)    $ (1,232)
      Canada                               (1,772)        219        1,147
      Other (A)                               187         490          463
      Intercompany adjustments               (554)      1,189         (180)
   ------------------------------------------------------------------------
   Operating (loss) income                $(2,156)   $(21,517)    $    198
   ========================================================================

   Identifiable assets at year end:
      United States                       $242,441   $235,213     $351,295
      Canada                               72,589      71,570       81,317
      Other (A) (B)                         3,062      12,273       61,563
      Intercompany balances              (193,167)   (181,028)    (301,337)
   ------------------------------------------------------------------------
   Identifiable assets                   $124,925    $138,028     $192,838
   ========================================================================

(A) Other includes Hong Kong and the United Kingdom.

(B) Other identifiable assets include net assets of discontinued operations.

Foreign currency transaction (losses) amounted to $(222), $(1,029) and $(286) for the years ended December 31, 1996, 1995 and 1994, respectively.

21. NEW ACCOUNTING PRONOUNCEMENTS

Effective December 31, 1997 the Company will be required to implement Statement of Financial Accounting Standard No. 128 (SFAS 128) "Earnings Per Share" (EPS). SFAS 128 replaces the presentation of primarily earning per share with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Management has not yet made a determination of the impact that the adoption of EPS, if any, would have on the financial statements.

                                                                     Schedule II

                              SLM INTERNATIONAL, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 Years ended December 31, 1996, 1995, and 1994
                                 (In thousands)

                                                ADDITIONS
                                            -------------------                                   BALANCE
                               BALANCE AT   CHARGED TO  CHARGED                                      AT
                                DECEMBER     COSTS AND  TO OTHER    TRANSLATION                   DECEMBER
     DESCRIPTION                31, 1995     EXPENSES   ACCOUNTS    ADJUSTMENTS   DEDUCTIONS      31, 1996
-----------------------------------------------------------------------------------------------------------
Allowance for doubtful           $5,337        621         0             (6)         2,356         $3,596
    accounts                                                                           (A)
Allowance for returns,           $7,301      8,968         0             (7)        11,150         $5,112
   discounts, rebates and                                                              (B)
   cooperative advertising
Allowance for excess,            $6,536      4,380         0            (11)         6,114         $4,791
   obsolete and slow
   moving inventories


                                                ADDITIONS
                                            -------------------                                   BALANCE
                               BALANCE AT   CHARGED TO  CHARGED                                      AT
                                DECEMBER     COSTS AND  TO OTHER    TRANSLATION                   DECEMBER
     DESCRIPTION                31, 1994     EXPENSES   ACCOUNTS    ADJUSTMENTS   DEDUCTIONS      31, 1995
-----------------------------------------------------------------------------------------------------------
Allowance for doubtful           $3,398      4,679         0              7         2,747          $5,337
   accounts                                                                           (A)
Allowance for returns,           $5,438     12,301         0             41        10,479          $7,301
   discounts, rebates and                                                             (B)
   cooperative advertising
Allowance for excess,            $5,226      5,746        47             57         4,540          $6,536
   obsolete and slow
   moving inventories


                                                ADDITIONS
                                            -------------------                                   BALANCE
                               BALANCE AT   CHARGED TO  CHARGED                                      AT
                                DECEMBER     COSTS AND  TO OTHER    TRANSLATION                   DECEMBER
     DESCRIPTION                31, 1993     EXPENSES   ACCOUNTS    ADJUSTMENTS   DEDUCTIONS      31, 1994
-----------------------------------------------------------------------------------------------------------
Allowance for doubtful           $2,275       3,403        15           (26)        2,269          $3,398
   accounts                                                                        (A)(C)
Allowance for returns,           $5,495      13,893       100           (79)       13,971          $5,438
   discounts, rebates and                                                          (B)(C)
   cooperative advertising
Allowance for excess,            $1,507       4,280       240           (92)          709          $5,226
    obsolete and slow                                                                 (C)
   moving inventories

----------
(A) Accounts written off as uncollectible

(B) Deductions taken by customers.

(C) Deductions for discontinued operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 will be set forth under "Election of Directors" in the Company's 1997 Proxy Statement, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 will be set forth under "Executive Compensation" in the Company's 1997 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 will be set forth under "Security Ownership of Beneficial Holders" in the Company's 1997 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 will be set forth under "Certain Transactions" in the Company's 1997 Proxy Statement, which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements required by Item 14 are included and indexed in
       Part II, Item 8.

(a)(2) The financial statement schedules filed as part of this report include the following:

                 SCHEDULE                                       PAGE
                 --------                                       ----

            II   Valuation and Qualifying Accounts and Reserves  52

(a)(3) The following is a list of all Exhibits filed as part of this Report:

       The exhibits designated by an asterisk will be filed by amendment.

Exhibit No.  Description
-----------  -----------

     2.1 First Amended Joint Chapter 11 Plan, dated November 12, 1996, filed with the United States Bankruptcy Court for the District of Delaware. Filed as Exhibit 1 to the Company's Current Report on Form 8-K dated December 6, 1996, incorporated herein by reference.

     2.2 First Modification to First Amended Joint Chapter 11 Plan (filed herewith).

     2.3 Second Modification to First Amended Joint Chapter 11 Plan (filed herewith).

     2.4 Third Modification to First Amended Joint Chapter 11 Plan (filed herewith).

     3.1 Amended and Restated Certificate of Incorporation of the Company dated March 31, 1997 (filed herewith).

     3.2     Amended and Restated By-Laws of the Company (filed herewith).

     4.1 Form of Senior Secured Note Indenture, dated as of April 1, 1997, among the Company, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee (filed herewith).

    10.1 Cash Option Agreement, dated January 6, 1997, between the Company and Wellspring Associates L.L.C. (filed herewith).

    10.2 Amendment to Cash Option Agreement, dated April 8, 1997, between the Company and Wellspring Associates L.L.C. (filed herewith).

    10.3 Stockholders Agreement, dated as of April 11, 1997, between the Company and the persons set forth on Schedule A thereto (filed herewith).

    10.4 Warrant Agreement, dated as of April 11, 1997, between the Company and American Stock Transfer & Trust Company, as Warrant Agent (filed herewith).

    10.5 Form of Credit Agreement, dated as of April 1, 1997, among the Company, Maska U.S., Inc., #1 Apparel, Inc., the Lenders referred to therein and The Chase Manhattan Bank, as Agent (filed herewith).

    10.6 Credit Agreement, dated April 1, 1997, between Sport Maska Inc. and The Chase Manhattan Bank of Canada (filed herewith).

    10.7 Form of Security Agreement, dated as of April 1, 1997, among the Company, certain subsidiaries of the Company and The Chase Manhattan Bank, as Agent (filed herewith).

    10.8 Form of Security Agreement and Mortgage - Trademarks and Patents, dated as of April 1, 1997, among the Company, certain subsidiaries of the Company and The Chase Manhattan Bank, as Agent (filed herewith).

    10.9 Security Agreement (Intellectual Property), dated as of April 1, 1997, between the Company and The Chase Manhattan Bank, as Agent.*

    10.10 Form of Pledge Agreement and Irrevocable Proxy, dated as of April 1, 1997, among the Company, certain subsidiaries of the Company and The Chase Manhattan Bank, as Agent (filed herewith).

    10.11 Form of Charge Over Shares and Irrevocable Proxy, dated as of April 1, 1997, among the Company and The Chase Manhattan Bank, as Agent (filed herewith).

    10.12 Quebec Pledge Agreement, dated April 1, 1997, between SLM Trademark Acquisition Canada Corporation and The Chase Manhattan Bank, as Agent.*

    10.13 Form of U.S. Guaranty, dated as of April 1, 1997, from SLM Trademark Acquisition Corporation.*

    10.14 Form of Canadian Guaranty, dated April 1, 1997, from each Canadian subsidiary of the Company.*

    10.15 Form of Debenture, dated April 1, 1997, between each of the Company, Maska U.S., Inc., #1 Apparel, Inc., SLM Trademark Acquisition Corporation, Sport Maska Inc., #1 Apparel Canada Inc., and SLM Trademark Acquisition Canada Corporation and The Chase Manhattan Bank.*

    10.16 Form of Deed of Hypothec, dated as of April 1, 1997, between each of the Company, Maska U.S., Inc., #1 Apparel, Inc., SLM Trademark Acquisition Corporation, Sport Maska Inc., #1 Apparel Canada Inc., and SLM Trademark Acquisition Canada Corporation and The Chase Manhattan Bank, as Agent.*

    10.17 Form of Debenture, dated as of April 1, 1997, between each of Sport Maska Inc., #1 Apparel Canada Inc. and SLM Trademark Acquisition Canada Corporation and The Chase Manhattan Bank of Canada.*

    10.18 Form of Deed of Hypothec, dated as of April 1, 1997, between each of Sport Maska Inc., #1 Apparel Canada Inc. and SLM Trademark Acquisition Canada Corporation and The Chase Manhattan Bank of Canada.*

    10.19 Form of Mortgage, Security Agreement, and Assignment of Leases and Rents, dated as of April 1, 1997, from Maska U.S., Inc. to The Chase Manhattan Bank, as Agent (filed herewith).

    10.20 Form of Inter-Creditor Agreement, dated as of April 1, 1997, among The Chase Manhattan Bank, The Chase Manhattan Bank of Canada and The Bank of New York (filed herewith).

    10.21    Form of Senior Secured Note (filed  herewith).

    10.22 Form of Security Agreement, dated as of April 1, 1997, among the Company, certain subsidiaries of the Company and The Bank of New York, as Trustee (filed herewith).

    10.23 Form of Security Agreement and Mortgage - Trademarks and Patents, dated as of April 1, 1997, among the Company, certain subsidiaries of the Company and The Bank of New York, as Trustee (filed herewith).

    10.24 Form of Pledge Agreement and Irrevocable Proxy, dated as of April 1, 1997, among the Company, certain subsidiaries of the Company and The Bank of New York, as Trustee (filed herewith).

    10.25 Form of Charge Over Shares and Irrevocable Proxy, dated as of April 1, 1997, between the Company and The Bank of New York, as Trustee (filed herewith).

    10.26 Quebec Pledge Agreement, dated April 1, 1997, between SLM Trademark Acquisition Canada Corporation and The Bank of New York, as Trustee.*

    10.27 Form of Deed of Hypothec, dated as of April 1, 1997, between each of SLM Trademark Acquisition Canada Corporation and Maska U.S., Inc., #1 Apparel, Inc., Sport Maska Inc., #1 Apparel Canada Inc., and Mitchel & King Skates Limited and The Bank of New York, as Trustee (filed herewith).

    10.28 Form of Security Agreement (Intellectual Property), dated as of April 1, 1997, between each of Sport Maska Inc., #1 Apparel Canada Inc. and SLM Trademark Acquisition Canada Corporation and The Bank of New York, as Trustee (filed herewith).

    10.29 Form of Debenture, dated as of April 1, 1997, between each of SLM Trademark Acquisition Canada Corporation and Maska U.S., Inc., #1 Apparel, Inc., Sport Maska Inc., #1 Apparel Canada Inc. and Mitchel & King Skates Limited and The Bank of New York (filed herewith).

    10.30 Form of Mortgage, Security Agreement, and Assignment of Leases and Rents, dated as of April 1, 1997, from Maska U.S., Inc. to The Bank of New York, as Trustee (filed herewith).

    10.31 Debenture, dated as of April 1, 1997, between the Company and The Bank of New York (filed herewith).

    10.32 Deed of Hypothec, dated as of April 1, 1997, between the Company and The Bank of New York (filed herewith).

    10.33 Retail License Agreement, dated March 8, 1995, between Maska U.S. Inc. and NHL Enterprises Inc. Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

    10.34 Retail License Agreement, dated March 8, 1995, between Sport Maska, Inc. and NHL Enterprises Canada Inc. Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

    10.35 Retail License Agreement, dated October 6, 1995, between NHL Enterprises and Maska U.S., Inc. Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

    10.36 Retail License Agreement, dated October 6, 1995, between NHL Enterprises and Sport Maska Inc. Filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

    10.37 Lease, dated January 18, 1994, between Secretariat Realty Corp. and Maska U.S., Inc. Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

    10.38 Deed of Lease, dated April 11, 1997, between ZMD Sports Investments Inc. and Sport Maska Inc.*

    10.39 Deed of Lease, dated January 27, 1995, between Doulka Investments Inc. and Buddy L Canada Inc. Filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

    10.40 Deed of Lease, dated April 11, 1997, between ZMD Sports Investments Inc. and Sport Maska Inc.*

    10.41 Deed of Lease, dated April 11, 1997, between ZMD Sports Investments Inc. and Sport Maska Inc.*

    10.42 Deed of Lease, dated April 11, 1997, between 2938201 Canada Inc. and Sport Maska Inc.*

    10.43 Settlement Agreement, dated November 21, 1995, among the Company, certain subsidiaries, the Buddy L Creditors Committee and certain Lenders. Filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

    21       Subsidiaries of the Company.*

    23.1     Consent of Coopers & Lybrand L.L.P. (filed herewith).

    23.2     Consent of Raymond, Chabot, Martin Pare (filed herewith).

    27.1     Financial Data Schedule

(b)   Reports on Form 8-K.

      1. On March 19, 1996, the Company filed a current report on Form 8-K. This report was filed in compliance with Items 5 and 7 of Form 8-K.

      2. On June 27, 1996, the Company filed a current report on Form 8-K. This report was filed in compliance with Items 5 and 7 of Form 8-K.

      3. On October 1, 1996, the Company filed a current report on Form 8-K. This report was filed in compliance with Item 5 of Form 8-K.

      4. On December 6, 1996, the Company filed a current report on Form 8-K. This report was filed in compliance with Items 5 and 7 of Form 8-K.

      5. On March 5, 1997, the Company filed a current report on Form 8-K. This report was filed in compliance with Items 5 and 7 of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bradford, State of Vermont, on the 14th day of April, 1997.

                                    SLM INTERNATIONAL, INC.

                                    By:    /s/ RUSSELL J. DAVID
                                           -----------------------------
                                    Name:  Russell J. David
                                    Title: Vice President, Finance

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated. Each person whose signature to this Form 10-K appears below hereby appoints Russell J. David as his attorney-in-fact to sign on his behalf individually and in the capacity stated below and to file all amendments and post-effective amendments to this Form 10-K, and any and all instruments or documents filed as part of or in connection with this Form 10-K or the amendments thereto, and any such attorney-in-fact may make such changes and additions in this Form 10-K as such attorney-in-fact may deem necessary or appropriate.


Signature                       Title                                               Date
---------                       -----                                               ----
/s/ GERALD B. WASSERMAN         Chief Executive Officer, Chairman of the Board,     April 14, 1997
---------------------------     and Director (Principal Executive Officer)
    Gerald B. Wasserman


/s/ RUSSELL J. DAVID            Vice President , Finance                            April 14, 1997
---------------------------     (Principal Financial and Accounting Officer)
    Russell J. David


                                Director                                            April   , 1997
---------------------------
    Paul M. Chute


/s/ MARTIN S. DAVIS             Director                                            April 14, 1997
---------------------------
    Martin S. Davis


/s/ DOUGLAS W. ROTATORI         Director                                            April 14, 1997
---------------------------
    Douglas W. Rotatori


/s/ JAMES C. PENDERGAST         Director                                            April  14, 1997
---------------------------
    James C. Pendergast