Form 10-K/A
period 1996-12-31
SLM INTERNATIONAL INC /DE
filed 1997-05-01
CIK 880036

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-K/A

      AMENDMENT NO. 1 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1996 Commission file number 0-19596

                             SLM INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

                    ----------------------------------------


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

                                  Common Stock,
                                 Par Value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES /X/ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 14, 1997 was $1,168,908.

As of April 14, 1997, 6,500,000 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

                       Documents Incorporated By Reference

                                      None

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
--------------------------------------------------------------------------------
Item 10. Directors and Executive Officers of the Registrant                    1

Item 11. Executive Compensation                                                2

Item 12. Security Ownership of Certain Beneficial Owners and Management        8

Item 13. Certain Relationships and Related Transactions                        9

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K      10

Item 10. Directors and Executive Officers of the Registrant

Name                            Age        Position With Company
----                            ---        ---------------------
Gerald B. Wasserman              60     Chief Executive Officer, President and
                                        Director
Paul M. Chute                    42     Director
Martin S. Davis                  70     Director
Douglas W. Rotatori              36     Director
James C. Pendergast              40     Director
Gordon T. Halliday               44     Senior Vice President, Operations
Russell J. David                 38     Vice President, Finance
David Terreri                    43     Vice President, Distribution & Customer
                                        Service
Lawrence Davenport               50     Vice President, Sales, U.S.

Gerald B. Wasserman became a Director of the Company in April 1997. He has served as Chief Executive Officer and President of the Company since September 1996 and currently serves as Chief Executive Officer of each of the Company's subsidiaries. From 1994 until September 1996, Mr. Wasserman was a consultant and from 1993 to 1994 he served as Chief Executive Officer of Weider Health and Fitness. Mr. Wasserman was Chief Executive Officer of Canstar Inc. (c/k/a Bauer Inc.) from 1985 through 1993. In addition, Mr. Wasserman serves as a director of Ride Inc., a sporting goods company.

Paul M. Chute became a Director of the Company in April 1997. Since January 1995, Mr. Chute has served as a Managing Director of Phoenix Duff & Phelps Corp., an investment advisor to its affiliate Phoenix Home Life Mutual Insurance Company. He was a Managing Director of Phoenix Home Life Mutual Insurance Company from January 1992 to December 1994.

Martin S. Davis became a Director of the Company in April 1997. Since Janaury 1995, Mr. Davis has served as a Managing Partner of Wellspring Associates L.L.C. He was the Chief Executive Officer of Paramount Communications, Inc. (f/k/a Gulf + Western Industries, Inc.) from 1983 to 1994. In addition, Mr. Davis serves as a director of Lionel L.L.C. and National Amusements, Inc.

James C. Pendergast became a Director of the Company in April 1997. Since July 1993, Mr. Pendergast has been a Managing Director of Alliance Corporate Finance Group Inc., an investment advisor to its affiliate The Equitable Life Assurance Society of the United States ("Equitable"). From July 1986 until July 1993, he was employed by Equitable Capital Management Corp., a subsidiary of Equitable.

Douglas W. Rotatori became a Director of the Company in April 1997. Since September 1995, Mr. Rotatori has been a Principal of Wellspring Associates L.L.C. and from June 1991 to September 1995 he was an Associate Director of Bear, Stearns & Co. Inc.

Gordon T. Halliday became Senior Vice President, Operations of the Company in February 1997. Mr. Halliday was Vice President, Corporate and Systems Development of Canstar Inc. (c/k/a Bauer Inc.) from 1988 to February 1997.

Russell J. David became Vice President, Finance of the Company in November 1996. From July 1994 through November 1996, he was Senior Vice President and Chief Financial Officer of Peerless Carpet Corporation, an international publicly-held carpet and floorcovering manufacturer and distributor. From June 1992 through July 1994, he was the Executive Vice President and Chief Operating Officer of Perrette Inc., a convenience store chain.

David Terreri became Vice President, Distribution & Customer Service of the Company in January 1997. Mr. Terreri was Vice President, Distribution & Logistics of Canstar Inc. (c/k/a Bauer Inc.) from January 1992 to January 1997.

Lawrence Davenport became Vice President, Sales, U.S. of the Company in February 1997. From January 1996 until February 1997, he was Vice President, Sales (U.S. division) of Tournament Sports, a figure skates manufacturer. He served as Vice President, Sales (U.S. division) of Igloo Vikski, a hockey equipment manufacturer, from 1993 until January 1996.

Board Of Directors

The Board of Directors has responsibility for establishing broad corporate policies and for overseeing the performance of the Company, although it is not involved in day-to-day operations. Members of the Board are kept informed of the Company's business by various reports and documents sent to them in anticipation of Board meetings as well as by operating and financial reports presented at Board and various Committee meetings. A new Board of Directors was elected upon the Effective Date (the "Effective Date") of the Company's Plan of Reorganization ("Reorganization Plan") (April 11, 1997), and it is anticipated that they will form committees during 1997.

The Board does not have a nominating committee, but acts, as a whole, in performing the functions of such a committee.

Directors will not receive any compensation for services rendered in their capacity as Directors; however, they will receive reimbursement of reasonable out-of-pocket expenses in respect of attendence at meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities and Exchange Act of 1934, the Company's directors, executive officers and holders of more than 10% of the Common Stock are required to report their initial ownership of the Company's equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates with respect to 1996. Based on representations of its directors and executive officers and copies of reports they have filed with the Securities and Exchange Commission, there were no late reports filed for 1996.

Item 11. Executive Compensation

Summary Compensation Tables

(A) The following Summary Compensation Table sets forth certain information for the years ended December 31, 1994, 1995 and 1996 concerning the cash and non-cash compensation earned by or awarded to the former Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company as at December 31, 1996:

---------------------------------------------------------------------------------------------------------------------------------

                                                           Annual Compensation                     Long-Term Compensation
                                                           -------------------                     ----------------------

Name And Principal Position          Fiscal      Salary       Bonus        Other Annual           Stock           All Other
                                      Year                               Compensation (1)       Options (2)     Compensation(3)
---------------------------------------------------------------------------------------------------------------------------------
Howard J. Zunenshine                  1996      $282,793    $    -0-     $  1,461,090                   -0-           -0-
Chief Executive Officer (4)           1995       369,000     200,000          131,610                   -0-           -0-
                                      1994       369,000     200,000          124,515               225,000           -0-

David Zunenshine                      1996        83,333         -0-          151,950                   -0-           -0-
Chairman of the Board (5)             1995       240,000         -0-          535,854                   -0-           -0-
                                      1994       220,000         -0-          384,151               150,000           -0-

John A. Sarto                         1996       266,150         -0-          749,600                   -0-           -0-
Vice President and Chief Financial    1995       229,167         -0-           27,522                   -0-           -0-
Officer (6)                           1994        43,836         -0-            4,378               200,000           -0-

Richard S. Levy                       1996       160,000         -0-          424,720                   -0-           -0-
Vice President, Legal Affairs,        1995       160,000         -0-           15,638                   -0-           -0-
General Counsel and Secretary (7)     1994       160,000         -0-           14,762                22,500           -0-

Kenneth A. Bloom                      1996       134,471         -0-           14,460                   -0-           -0-
Vice-President (8)                    1995       140,000         -0-           14,713                15,000           -0-
                                      1994       140,000         -0-           11,881                15,000           -0-
---------------------------------------------------------------------------------------------------------------------------------

(1) Includes other annual compensation not properly categorized as salary or bonus. In addition, certain perquisites which do not exceed the lesser of $50,000 or 10% of the named individual's salary and bonus are excluded.

(2) Includes options to purchase shares of Common Stock with respect to the stated number of shares. As a result of the Company's Reorganization Plan, these options no longer exist.

(3) Includes other compensation that could not properly be reported in any other column of the Summary Compensation Table.

(4) Other Annual Compensation for Howard J. Zunenshine also includes amounts paid to his spouse during 1996, 1995 and 1994. Mr. Zunenshine's employment was terminated on September 13, 1996. Other Annual Compensation in 1996 includes severance payment made under Mr. Zunenshine's employment agreement and $40,000 paid for consulting services during the fourth quarter of 1996.

(5) Under an employment agreement with the Company (the "Employment Agreement"), David Zunenshine was paid a salary of $220,000 for the year ended December 31, 1994. Under a management agreement, Belcourt Property Management Inc. ("Belcourt"), a real estate company controlled by David and Michael Zunenshine, was paid base management fees of $175,000 for the year ended December 31, 1994, which amounts are included under Other Annual Compensation for David Zunenshine. On June 30, 1994, the management agreement with Belcourt was terminated and on July 1, 1994, the Company entered into a management agreement with Elkana Limited Liability Co. ("Elkana"), a construction management company beneficially owned by the spouses of David and Michael Zunenshine, under terms and conditions identical to those of the management agreement with Belcourt. During the year ended December 31, 1994, Elkana was paid base management fees of $175,000 under such agreement which amounts are included under Other Annual Compensation to David Zunenshine.

     Under the Employment Agreement, David Zunenshine was to receive a salary of $240,000 for the year ended December 31, 1995, of which, as a result of an agreement with the Company's former bank lenders, $181,667 was actually paid. Similarly, while under its management agreement Elkana was to receive $350,000 in the year ended December 31, 1995, only $29,167 was actually paid. The amounts earned, rather than the amounts paid under the Employment Agreement and management agreement, are included under Salary and Other Annual Compensation to David Zunenshine, respectively. All amounts not paid to David Zunenshine and Elkana are subject to the Reorganization Plan. The ultimate amount and terms of repayment of these liabilities are not presently determinable. Mr. Zunenshine ceased to be Chairman of the Board on April 11, 1997.

(6) John A. Sarto joined the Company as Chief Financial Officer on October 12, 1994 and his employment was terminated on January 23, 1997. Other Annual Compensation for 1996 for Mr. Sarto includes severance agreement amounts which were not paid until 1997.

(7) Mr. Levy's employment was terminated on December 10, 1996. Other Annual Compensation for 1996 for Mr. Levy includes severance agreement amounts which were not paid until 1997.

(8)  Mr. Bloom's active employment with the Company ended on October 18, 1996.

(B) The following Summary Compensation Table sets forth certain information for the year ended December 31, 1996 concerning the cash and non-cash compensation earned by or awarded to the current Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company:

---------------------------------------------------------------------------------------------------------------------------------

                                                           Annual Compensation                     Long-Term Compensation

Name And Principal Position          Fiscal     Salary        Bonus        Other Annual          Stock           All Other
                                      Year                               Compensation (1)     Options (2)     Compensation(3)
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Gerald B. Wasserman                  1996      $100,961           -0-                -0-             650,000            -0-
Chief Executive Officer and
President (4)

Gordon T                             1996           -0-           -0-                -0-              65,000            -0-
Halliday
Senior Vice President, Operations(5)

Russell J                            1996        19,770           -0-                -0-              25,000            -0-
David
Vice President, Finance (6)

David                                1996           -0-           -0-                -0-              50,000            -0-
Terreri
Vice President, Distribution &
Customer Service (7)

Lawrence Davenport                   1996           -0-           -0-                -0-                  -0-           -0-
Vice President, Sales, U.S. (8)

(1) Includes other annual compensation not properly categorized as salary or bonus. In addition, certain perquisites which do not exceed the lesser of $50,000 or 10% of the named individual's salary and bonus are excluded.

(2) Includes options to purchase shares of the Company's Common Stock, par value $0.01 per share (the "New Common Stock"), with respect to the stated number of shares. The shares of New Common Stock were first issued by the Company on the Effective Date of the Reorganization Plan.

(3) Includes other compensation that could not properly be reported in any other column of the Summary Compensation Table.

(4) Gerald B. Wasserman joined the Company as Chief Executive Officer and President in September 1996 at an annualized salary of $350,000.

(5) Gordon T. Halliday joined the Company as Senior Vice President, Operations in January 1997 at an annualized salary of Canadian $200,000.

(6) Russell J. David joined the Company as Vice President, Finance in November 1996 at an annualized salary of Canadian $200,000.

(7) David Terreri joined the Company as Vice President, Distribution & Customer Service in January 1997 at an annualized salary of $175,000.

(8) Lawrence Davenport joined the Company as Vice President, Sales, U.S. in February 1997 at an annualized salary of $150,000.

Stock Options and Stock Appreciation Rights

As a result of the Company's Reorganization Plan, all outstanding shares of Common Stock, par value $0.01 per share, on the Effective Date ("Old Common Stock") were converted into warrants to purchase shares of New Common Stock.

The following tables set forth certain information concerning the grant of options to purchase shares of the Company's New Common Stock to each of the executive officers of the Reorganized Company, as well as certain information concerning the exercise and value of such stock options for each of such individuals. Options generally become exercisable over periods of five years and, subject to certain exceptions, expire no later than ten years from the date of grant.

There were no stock options granted or grants exercised in the Company's Old Common Stock to the executive officers named above, or to any other employee, during the year ended December 31, 1996. All options in the Company's Old Common Stock were cancelled upon the Effective Date of the Reorganization Plan.


                                               STOCK OPTIONS GRANTED IN 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Potential Realizable Value at
                                              Percent of                                           Assumed Annual Rates of
                              Number of      Total Options     Exercise or                          Stock Appreciation for
                               Options        Granted to       Base Price     Expiration               Option Term (3)
           Name                Granted         Employees        Per Share      Date (1)            5%                10%
------------------------------------------------------------------------------------------------------------------------------------
Gerald B. Wasserman            650,000           77.4%          $  12.00 (2)   9/1/06           4,905,000        12,431,000
Gordon T. Halliday              65,000            7.7%             10.00       9/15/06            409,000         1,036,000
Russell J. David                25,000            3.0%             10.00       11/8/06            157,000           398,000
David Terreri                   50,000            6.0%             10.00       11/7/06            314,000           797,000
Named Executive
Officers as a Group            790,000           94.0%            N/A            N/A            5,785,000        14,662,000
All Stockholders                 N/A              N/A             N/A            N/A           40,878,000 (4)   103,593,000  (4)
------------------------------------------------------------------------------------------------------------------------------------

(1) Unless terminated sooner in accordance with the officer's individual employment agreements.

(2) 325,000 of the options granted to Mr. Wasserman have an exercise price of $10.00 per share and 325,000 of the options have exercise prices ranging from $12.00 to $16.00 per share.

(3) The total potential realizable value through the expiration date of options has been determined on the basis of the estimated per share market price at the time the options were granted, net of exercise price, compounded annually over the term of the option. These values have been determined based upon assumed rates of appreciation and are not intended to forecast the possible appreciation, if any, of the price or value of the New Common Stock.

(4)  Based on the number of shares outstanding at April 14, 1997.


                                                 SARs GRANTED IN 1996 AND
                                           VALUE OF OPTIONS AT DECEMBER 31, 1996
------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Value Of Unexercised
                              Shares                             Number of Unexercized                 In-the-Money
                           Acquired on         Value           Options Held At Year End           Options At Year End (1)
                                                               ------------------------           -----------------------
          Name               Exercise        Received        Exercisable     Unexercisable     Exercisable     Unexercisable
------------------------------------------------------------------------------------------------------------------------------
Gerald Wasserman               -0-              -0-              -0-           650,000             N/A              N/A
Gordon T. Halliday             -0-              -0-              -0-            65,000             N/A              N/A
Russell J. David               -0-              -0-              -0-            25,000             N/A              N/A
David Terreri                  -0-              -0-              -0-            50,000             N/A              N/A
------------------------------------------------------------------------------------------------------------------------------

(1) The Company's New Common Stock was not issued until April 11, 1997, the Effective Date of the Reorganization Plan.

Employment Agreements

Effective September 1, 1996, the Company entered into a five-year employment agreement with Gerald B. Wasserman employing him as President and Chief Executive Officer of the Company. The employment will be renewed automatically for successive one-year periods unless either party provides timely notice. As compensation for his services during the term of his employment agreement, Mr. Wasserman is entitled to receive a base salary at a rate of $350,000 per year, which base salary may be increased by the Board of Directors on an annual basis. In addition, Mr. Wasserman was granted options to purchase an aggregate of 722,222 shares of the Company's New Common Stock (of such options, options to purchase 650,000 shares were granted in 1996). An option (the "First Option") with respect to 361,111 of such shares was granted at an exercise price of $10.00 per share, and an option (the "Second Option", and together with the First Option, the "Options") with respect to 361,111 such shares was granted at exercise prices ranging from $12.00 per share through $16.00 per share. Subject to the provisions of the employment agreement related to early termination, the Options have a term of ten years from the date of grant and vest in five equal annual installments on September 1 of each year, commencing on September 1, 1997.

In the event the Company terminates Mr. Wasserman's employment without "cause", as defined, the Company will be obligated to make severance payments to Mr. Wasserman in an aggregate amount equal to six months of then-current base salary for each completed year of service up to an aggregate amount equal to one-year's then-current base salary. In addition, all granted but unvested First Options will vest immediately and Mr. Wasserman will be entitled to any options which have vested as of the date of such termination. In the event the Company terminates the employment agreement for "cause", as defined, all of the Company's obligations under the employment agreement will terminate as of the date of such termination, except that Mr. Wasserman wil be entitled to any Options which have vested as of such date. If Mr. Wasserman resigns by reason of a Downgrading Event following a Change of Control (both as defined therein), the Company will be obligated to pay him an aggregate of twelve months of then-current base salary. Upon a Change of Control, all Options will vest immediately.

Effective January 27, 1997, Gordon T. Halliday was elected Senior Vice President, Operations of the Company. Mr. Halliday receives annual compensation of Canadian $200,000, subject to review annually, and is eligible to participate in the Company's bonus plan up to a maximum of 40% of then-current salary with a Bonus of 20% of Mr. Halliday's salary guaranteed in the first year of his employment. Mr. Halliday has also been granted stock options to purchase 65,000 shares of the Company's New Common Stock at an exercise price of $10.00 per share. These options have a term of ten years and vest ratably over five years, with all options fully vested upon a termination of Mr. Halliday's employment without "cause". Upon three months' notice of termination of employment by the Company, Mr. Halliday will be entitled to receive as severance six months' salary per year of service, up to a maximum of fifteen months.

Effective November 11, 1996, Russell J. David was elected Vice President, Finance of the Company. Mr. David receives an annual salary of Canadian $200,000, subject to annual review, and is eligible to participate in the Company's bonus plan up to a maximum of 40% of then-current salary pursuant to such plan, with a guaranteed bonus of 20% of his salary for the first year of his employment. Mr. David also has been granted stock options to purchase 25,000 shares of the Company's New Common Stock at an exercise price of $10.00 per share. These options have a term of ten years, vest ratably over five years and vest immediately upon a termination of employment of Mr. David without "cause". Upon three months' notice of termination of employment by the Company, Mr. David will be entitled to receive as severance one year's salary in the first year of service and up to a maximum of fifteen months thereafter.

Effective January 9, 1997, David Terreri was elected Vice President, Distribution & Customer Service of the Company at a base salary of $175,000 per year, subject to annual review. Mr. Terreri is also eligible to participate in the Company's bonus plan up to a maximum of 40% of then-current salary with a bonus of 20% of Mr. Terreri's salary guaranteed in the first year of his employment. Mr. Terreri has been granted stock options to purchase 50,000 shares of the Company's New Common Stock at an exercise price of $10.00 per share. These options have a term of ten years, vest ratably over five years and vest immediately upon a termination of Mr. Terreri's employment without "cause". Upon three months' notice of termination of employment by the Company, Mr. Terreri will be entitled to receive as severance six months' salary per year of service in the first year of service and twelve months' salary per year of service thereafter up to a maximum of fifteen months.

Effective February 1997, Lawrence Davenport was elected Vice President, Sales, U.S. of the Company. Mr. Davenport receives an annual salary of $150,000, subject to annual review and is eligible to participate in the Company's bonus plan. Mr. Davenport has also been granted stock options to purchase 25,000 shares of the Company's New Common Stock at an exercise price of $10.00 per share. These options have a term of ten years, vest ratably over five years and vest immediately upon a termination of Mr. Davenport's employment without "cause". Upon three months' notice by the Company, Mr. Davenport's employment may be terminated and he will be entitled to receive as severance three months' then current base salary for each year of service with the Company up to a maximum of fifteen months.

Severance Agreements

During September 1996, the employment of Howard J. Zunenshine was terminated as Chief Executive Officer of the Company. Pursuant to the Amended and Restated Executive Employment Agreement, dated September 16, 1996, between Mr. Zunenshine and the Company, the Company paid Mr. Zunenshine, as a result of such termination, an amount equal to $1,328,000 during 1996.

During January 1997, the employment of John A. Sarto was terminated as Vice President and Chief Financial Officer of the Company. Pursuant to the Amended and Restated Executive Employment Agreement, dated October 18, 1996, between Mr. Sarto and the Company, the Company paid Mr. Sarto, as a result of such termination, an amount equal to $717,000 in January 1997.

During December 1996, the employment of Richard S. Levy was terminated as Vice President, Legal Affairs, General Counsel and Secretary. Pursuant to the Amended and Restated Executive Employment Agreement, dated October 18, 1996, between Mr. Levy and the Company, the Company paid Mr. Levy, as a result of such termination, an amount equal to $407,000 in January 1997.

Retirement and Long-term Incentive Plans

The Company does not maintain a defined benefit plan, nor does the Company maintain a long-term incentive plan. The Company does maintain a 401(K) defined contribution plan for its U.S. employees, under which the Company makes a matching contribution of up to 50% of eligible employee contributions. During the year ended December 31, 1996, matching contributions totaling $2,250 were made to the Company's executive officers.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company's Old Common Stock with that of the NASDAQ Composite Index for U.S. companies and the Dow Jones Recreation Products Group which is comprised of toy, entertainment, sporting goods, recreation and leisure product companies.

                      COMPARISON OF CUMULATIVE TOTAL RETURN(1)

[LINE CHART APPEARS HERE]

(1) Assumes $1,000 invested on November 27, 1991, the date of the initial public offering of the Company's Old Common Stock, in the Company's Old Common Stock, the NASDAQ Composite Index and the Dow Jones Recreation Products Group. Values are as of December 31 of each year specified and assume dividend reinvestment where applicable.

              Cumulative Total Return              1992            1993           1994            1995          1996
              -----------------------              ----            ----           ----            ----          ----
     SLM International, Inc.                  $  2,095.24     $  3,285.71    $    366.07     $    156.29    $     15.71
     NASDAQ Composite Index                      1,304.32        1,488.38       1,456.09        2,037.24       2,499.79
     Recreation Products Group                   1,198.82        1,489.67       1,349.48        1,556.00       1,737.53

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Company's New Common Stock as of April 14, 1997 (except where otherwise noted) with respect to (a) each person known to be the beneficial owner of more than 5% of the outstanding shares of New Common Stock, (b) each Director of the Company, (c) the Company's executive officers and (d) all officers and directors of the Company as a group (except as indicated in the footnotes to the table, all of such shares of New Common Stock are owned with sole voting and investment power):

-----------------------------------------------------------------------------------------------------------------------
                                         Beneficial Ownership (1)                Of Total Number Of Shares Beneficially
                                                                                 Owned, Shares Which May Be Acquired
Name Of Beneficial Owner                    No. Of Shares        % Of Class      Within 60 Days
-----------------------------------------------------------------------------------------------------------------------
WS Acquisition L.L.C. (2)                       3,194,268           55.0%                             -0-
The Equitable Life Assurance Society of         1,253,684           21.6%                             -0-
the United States (3)
The Northwestern Mutual Life Insurance            394,015            6.8%                             -0-
Company (4)
Phoenix Home Life Mutual Insurance                358,195            6.2%                             -0-
Company (5)
Gerald B. Wasserman (6)(7)                             -0-          -0-                               -0-
Paul M. Chute (5)                                      -0-          -0-                               -0-
Martin S. Davis (2)                             3,194,268           55.0%                             -0-
James C. Pendergast (3)                                -0-          -0-                               -0-
Douglas W. Rotatori (2)                                -0-          -0-                               -0-
Gordon T. Halliday (6)(7)                              -0-          -0-                               -0-
Russell J. David (6)(7)                                -0-          -0-                               -0-
David Terreri (6)(7)                                   -0-          -0-                               -0-
Lawrence Davenport (6)(7)                              -0-          -0-                               -0-
All Officers and Directors as a Group
(9 persons) (2)(3)(5)                           3,194,268           55.0%                             -0-
----------------------------------------------------------------------------------------------------------------------------

(1) Beneficial ownership excludes 690,906 shares of the Company's New Common Stock which has not yet been allocated pursuant to the Company's Reorganization Plan. Such shares will either be issued to the holders of certain unsecured claims or issued to certain holders of the Company's outstanding shares of New Common Stock. Such holders of unsecured claims may elect to sell such shares to WS Acquisition L.L.C. pursuant to a cash option agreement between the Company and Wellspring Associates L.L.C., an affiliate of WS Acquisition L.L.C. All percentages are calculated based on 5,809,094 shares of New Common Stock outstanding, which excludes such 690,906 shares of New Common Stock.

(2) The address for such owners is WS Acquisition L.L.C., 620 Fifth Avenue, New York, New York 10020. Martin S. Davis' beneficial ownership includes 3,194,268 shares owned by WS Acquisition L.L.C. Mr. Davis is a managing partner of Wellspring Associates L.L.C., an affiliate of WS Acquisition L.L.C. Douglas W. Rotatori's beneficial ownership excludes 3,194,268 shares owned by WS Acquisition L.L.C. Mr. Rotatori is a principal of Wellspring Associates L.L.C., an affiliate of WS Acquisition L.L.C.

(3) The address for such owner is c/o Alliance Capital, 1345 Avenue of the Americas, New York, New York 10105. James C. Pendergast's beneficial ownership excludes 1,253,684 shares owned by The Equitable Life Assurance Society of the United States. Mr. Pendergast is a managing director of Alliance Corporate Finance Group Inc., an affiliate of The Equitable Life Assurance Society of the United States.

(4) The address for such owner is 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202.

(5) The address for such owner is 1 American Row, Hartford, Connecticut 06115. Paul M. Chute's beneficial ownership excludes 358,195 shares owned by Phoenix Home Life Mutual Insurance Company. Mr. Chute is a Managing Director of Phoenix Duff & Phelps Corp., an affiliate of Phoenix Home Life Mutual Insurance Company.

(6) The address for such owners is c/o Maska U.S., Inc., 77 Route 25, Pierson Industrial Park, Bradford, Vermont 05033.

(7) Does not include stock options which have been granted that have not vested as of April 14, 1997 (see Item 11).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Secretariat Realty Corp. ("Secretariat"), ZMD Sports Investment Inc. ("ZMD"), Doulka Investments Inc. ("Doulka") (a related party of ZMD) and 2138201 Canada Inc. ("2138201 Canada"), companies deemed to be controlled by David and Michael Zunenshine, former directors and controlling shareholders of the Company, lease several properties to certain of the Company's subsidiaries for annual rentals which aggregated approximately $2,160,000 for the year ended December 31, 1996.

Set forth below is table outlining the terms of such leases with Secretariat, ZMD, Doulka and 2138201 Canada.

----------------------------------------------------------------------------------------------------------------------------
LESSEE/LESSOR                    LOCATION                  TERM                       CURRENT RENTAL (1)
----------------------------------------------------------------------------------------------------------------------------
Sport Maska/ 2138201 Canada      St. Hyacinthe, Quebec     Expires on                 $831,600 Cdn.
                                                           January 31, 2005           (U.S. $606,800) per year net, net
SLM Canada/Doulka                Beauport, Quebec  (2)     Expires on                 $503,800 Cdn.
                                                           January 31, 2005           (U.S. $367,600) per year net, net
Sport Maska/ZMD                  St. Jean, Quebec          Expires on                 $434,700 Cdn.
                                                           November 30, 2004
Sport Maska/ZMD                  St. Hyacinthe, Quebec     Expires on                 (U.S. $317,200) per year net, net
                                                           January 31, 2005           $239,600 Cdn.
                                                                                      (U.S. $174,800) per year net, net
Sport Maska/ZMD                  Cap de la Madeleine,      Expires on                 $35,400 Cdn.
                                 Quebec                    January 31, 2005           (U.S. $25,800) per year net, net
Sport Maska/ZMD                  St. Hyacinthe, Quebec     Expires on                 $38,700 Cdn.
                                 (2)                       January 31, 2005           (U.S. $28,200) per year net, net
Maska U.S./Secretariat           Peterborough, NH  (2)     Expires on                 U.S. $468,000 per year net, net
                                                           January 17, 2014
----------------------------------------------------------------------------------------------------------------------------

(1) Leases provide for rental increases at various dates during the lease terms. Under a net, net lease, the tenant is required to pay all occupancy costs, including taxes, maintenance, utilities and repairs. Certain leases are subject to a 5% administrative fee. All Canadian dollar amounts have been converted into United States dollars at the exchange rate in effect on December 31, 1996.

(2) Under the Bankruptcy Code, the Company may elect to assume or reject employment agreements, leases, service contracts and other executory pre-Petition Date contracts, subject to Bankruptcy Court approval. During 1997, the Company rejected these leases and intends to shutdown these faciltites in 1997 as part of its on-going efforts to streamline manufacturing and distribution operations.

During 1994, Elkana, a company beneficially owned by the spouses of David and Michael Zunenshine, provided design, engineering and construction management services, including the negotiation and administration of, and supervision with respect to, construction contracts, to the Company in connection with the construction of approximately 300,000 square feet of manufacturing and distribution space at a facility in upstate New York and the construction of approximately 25,000 square feet of offices and showrooms in New York City and construction of approximately 144,000 square feet of warehouse and office space in Peterborough, New Hampshire. The compensation which may be due to Elkana for such services and the expenses related thereto are subject to negotiation upon the completion of such construction projects. The payments which may be due Elkana in connection with the upstate New York and New York City projects have not been finalized and Elkana holds construction liens on these facilities. The amount billed by Elkana for the upstate New York project is $682,036. The amount billed by Elkana for the New York City project is $268,212. The amount billed by Elkana for the Peterborough, NH facility is $102,980.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)Financial Statements required by Item 14 are included and indexed in Part II, Item 8.

(a)(2)The financial statement schedules filed as part of this report include the following:

                         Schedule  Page
                         --------  ----

                  II     Valuation and Qualifying Accounts and Reserves      52

(a)(3)The following is a list of all Exhibits filed as part of this Report:

Exhibit No.     Description
-----------     -----------

        2.1 First Amended Joint Chapter 11 Plan (as modified), dated November 12, 1996, filed with the United States Bankruptcy Court for the District of Delaware. Filed as Exhibit 1 to the Company's Current Report on Form 8-K dated December 6, 1996, incorporated herein by reference.

        2.2 First Modification, dated January 15, 1997, to First Amended Joint Chapter 11 Plan (as modified). (Previously filed).

        2.3 Second Modification, dated January 23, 1997, to First Amended Joint Chapter 11 Plan (as modified), dated November 12, 1996. (Previously filed).

        2.4 Third Modification, dated March 14, 1997,.to First Amended Joint Chapter 11 Plan (as modified), dated November 12, 1996. (Previously filed).

        3.1 Amended and Restated Certificate of Incorporation of the Company dated March 31, 1997. (Previously filed).

        3.2     Amended and Restated By-Laws of the Company. (Previously filed).

        4.1 Form of Senior Secured Note Indenture, dated as of April 1, 1997, among the Company, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee. (Previously filed).

        10.1 Cash Option Agreement, dated January 6, 1997 between the Company and Wellspring Associates L.L.C. (filed herewith).

        10.2 Amendment to Cash Option Agreement, dated April 8, 1997, between the Company and Wellspring Associates L.L.C. (Previously filed).

        10.3 Stockholders Agreement, dated as of April 11, 1997, between the Company and the persons set forth on Schedule A thereto. (Previously filed).

        10.4 Warrant Agreement, dated as of April 11, 1997, between the Company and American Stock Transfer & Trust Company, as Warrant Agent. (Previously filed).

        10.5 Form of Credit Agreement, dated as of April 1, 1997, among the Company, Maska U.S., Inc., #1 Apparel, Inc., the Lenders referred to therein and The Chase Manhattan Bank, as Agent. (filed herewith).

        10.6 Credit Agreement, dated April 1, 1997, between Sport Maska Inc. and The Chase Manhattan Bank of Canada. (Previously filed).

        10.7 Form of Security Agreement, dated as of April 1, 1997, among the Company, certain subsidiaries of the Company and The Chase Manhattan Bank, as Agent. (Previously filed).

        10.8 Form of Security Agreement and Mortgage - Trademarks and Patents, dated as of April 1, 1997, among the Company, certain subsidiaries of the Company and The Chase Manhattan Bank, as Agent. (Previously filed).

        10.9 Security Agreement (Intellectual Property), dated as of April 1, 1997, between Sport Maska Inc. and The Chase Manhattan Bank, as Agent (filed herewith).

        10.10 Form of Pledge Agreement and Irrevocable Proxy, dated as of April 1, 1997, among the Company, certain subsidiaries of the Company and The Chase Manhattan Bank, as Agent.
                (Previously filed).

        10.11 Form of Charge Over Shares and Irrevocable Proxy, dated as of April 1, 1997, among the Company and The Chase Manhattan Bank, as Agent. (Previously filed).

        10.12 Quebec Pledge Agreement, dated April 1, 1997, between SLM Trademark Acquisition Canada Corporation and The Chase Manhattan Bank (filed herewith).

        10.13 Form of U.S. Guaranty, dated as of April 1, 1997, from SLM Trademark Acquisition Corp. (filed herewith).

        10.14 Form of Canadian Guarantee, dated April 1, 1997, from each Canadian and U.S. subsidiary of the Company to be filed by Amendment.

        10.15 Form of Debenture, dated April 1, 1997, between each of the Company, Maska U.S., Inc., #1 Apparel, Inc., SLM Trademark Acquisition Corp., Sport Maska Inc., #1 Apparel Canada Inc., and SLM Trademark Acquisition Canada Corporation and The Chase Manhattan Bank to be filed by Amendment.

        10.16 Form of Deed of Hypothec, bearing formal date as of April 1, 1997, between each of the Company, Maska U.S., Inc., #1 Apparel, Inc., SLM Trademark Acquisition Corp., Sport Maska Inc., #1 Apparel Canada Inc., and SLM Trademark Acquisition Canada Corporation and The Chase Manhattan Bank (filed herewith).

        10.17 Form of Debenture, dated as of April 1, 1997, between each of Sport Maska Inc., #1 Apparel Canada Inc. and SLM Trademark Acquisition Canada Corporation and The Chase Manhattan Bank of Canada to be filed by Amendment.

        10.18 Form of Deed of Hypothec, bearing formal date as of April 1, 1997, between each of Sport Maska Inc., #1 Apparel Canada Inc. and SLM Trademark Acquisition Canada Corporation and The Chase Manhattan Bank of Canada (filed herewith).

        10.19 Form of Mortgage, Security Agreement, and Assignment of Leases and Rents, dated as of April 1, 1997, from Maska U.S., Inc. to The Chase Manhattan Bank, as Agent. (Previously filed).

        10.20 Form of Inter-Creditor Agreement, dated as of April 1, 1997, among The Chase Manhattan Bank, The Chase Manhattan Bank of Canada and The Bank of New York. (Previously filed).

        10.21   Form of Senior Secured Note. (Previously filed).

        10.22 Form of Security Agreement, dated as of April 1, 1997, among the Company, certain subsidiaries of the Company and The Bank of New York, as Trustee. (Previously filed).

        10.23 Form of Security Agreement and Mortgage - Trademarks and Patents, dated as of April 1, 1997, among the Company, certain subsidiaries of the Company and The Bank of New York, as Trustee. (Previously filed).

        10.24 Form of Pledge Agreement and Irrevocable Proxy, dated as of April 1, 1997, among the Company, certain subsidiaries of the Company and The Bank of New York, as Trustee. (Previously filed).

        10.25 Form of Charge Over Shares and Irrevocable Proxy, dated as of April 1, 1997, between the Company and The Bank of New York, as Trustee. (Previously filed).

        10.26 Quebec Pledge Agreement, dated April 1, 1997, between SLM Trademark Acquisition Canada Corporation and The Bank of New York, as Trustee (filed herewith).

        10.27 Form of Deed of Hypothec, dated April 1, 1997, between each of SLM Trademark Acquisition Canada Corporation, Maska U.S., Inc., #1 Apparel, Inc., Sport Maska Inc., #1 Apparel Canada Inc. and Mitchel & King Skates Limited and The Bank of New York, as Trustee (filed herewith).

        10.28 Form of Security Agreement (Intellectual Property), dated as of April 1, 1997, between each of Sport Maska Inc., #1 Apparel Canada Inc., and SLM Trademark Acquisition Canada Corporation and The Bank of New York, as Trustee. (Previously filed).

        10.29 Form of Debenture, dated as of April 1, 1997, between each of SLM Trademark Acquisition Canada Corporation, Maska U.S., Inc., #1 Apparel, Inc., Sport Maska Inc., #1 Apparel Canada Inc. and Mitchel & King Skates Limited and The Bank of New York. (Previously filed).

        10.30 Form of Mortgage, Security Agreement, and Assignment of Leases and Rents, dated as of April 1, 1997, from Maska U.S., Inc. to The Bank of New York, as Trustee. (Previously filed).

        10.31 Debenture, dated as of April 1, 1997, between the Company and The Bank of New York (Previously filed).

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

        10.38 Deed of Lease, dated April 11, 1997, between ZMD Sports Investments Inc. and Sport Maska Inc. (filed herewith).

        10.39 Deed of Lease, dated January 27, 1995, between Doulka Investments Inc. and Buddy L Canada Inc. Filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

        10.40 Deed of Lease, dated April 11, 1997, between ZMD Sports Investments Inc. and Sport Maska Inc. (filed herewith).

        10.41 Deed of Lease, dated April 11, 1997, between ZMD Sports Investments Inc. and Sport Maska Inc. (filed herewith).

        10.42 Deed of Lease, dated April 11, 1997, between 2938201 Canada Inc. and Sport Maska Inc. (filed herewith).

        10.43 Settlement Agreement, dated November 21, 1995, among the Company, certain subsidiaries, the Buddy L Creditors Committee and certain Lenders. Filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

        10.44 Form of U.S. Debenture Delivery Agreement, dated as of April 1, 1997 to be filed by Amendment.

        10.45 Form of Security Agreement (Intellectual Property), dated as of April 1, 1997, from each Canadian Subsidiary to The Chase Manhattan Bank and The Chase Manhattan Bank of Canada to be filed by Amendment.

        10.46 Security, dated as of April 1, 1997, from Sport Maska Inc. to The Chase Manhattan Bank of Canada (filed herewith).


Exhibit 10.47 Form of Canadian Debenture Delivery Agreement, dated April 1, 1997
              (to be filed by Amendment).

Exhibit 10.48 Charge/Mortgage of Land by #1 Apparel Canada Inc. in favor of
              Bank of New York (to be filed by Amendment).

Exhibit 10.49 Charge/Mortgage of Land Delivery Agreement dated as of
              April 1 1997.(to be filed by Amendment).

Exhibit 10.50 Charge/Mortgage of Land 41 Apparel Canada Inc. in favor of The
              Chase Manhattan Bank. (filed herewith).

Exhibit 10.51 Charge/Mortgage of Land Delivery Agreement, dated as of
              April 1, 1997 (filed herewith).

        21      Subsidiaries of the Company (filed herewith).

        23.1    Consent of Coopers & Lybrand L.L.P. (Previously filed).

        23.2    Consent of Raymond, Chabot, Martin, Pare. (Previously filed).

        27.1    Financial Data Schedule.(Previously filed).

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bradford, State of Vermont, on the 30th day of April, 1997.


                                               SLM INTERNATIONAL, INC.


                                               By: /s/ Russell J. David
                                                  ------------------------------
                                               Name: Russell J. David
                                               Title:   Vice President, Finance

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

Signature                                      Title                                                 Date
---------                                      -----                                                 ----
                *                              Chief Executive Officer, President                    April 30, 1997
----------------------------------------       and Director (Principal Executive Officer)
      Gerald B. Wasserman

/s/   Russell J. David                         Vice President, Finance                               April 30, 1997
----------------------------------------       (Principal Financial and Accounting Officer)
      Russell J. David

/s/   Paul M. Chute                            Director                                              April 30, 1997
----------------------------------------
      Paul M. Chute

                *                              Director                                              April 30, 1997
----------------------------------------
      Martin S. Davis

                *                              Director                                              April 30, 1997
----------------------------------------
      Douglas W. Rotatori

                *                              Director                                              April 30, 1997
----------------------------------------
      James C. Pendergast


*By:  Russell J. David
     -------------------
      Attorney-in-Fact