Form 10-K/A
period 1996-12-31
SLM INTERNATIONAL INC /DE
filed 1997-05-09
CIK 880036

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-K/A

      AMENDMENT NO. 2 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

        10.5 Form of Credit Agreement, dated as of April 1, 1997, among the Company, Maska U.S., Inc., #1 Apparel, Inc., the Lenders referred to therein and The Chase Manhattan Bank, as Agent. (Previously filed).

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

        10.12 Pledge Agreement and Irrevocable Proxy, dated April 1, 1997, between SLM Trademark Acquisition Canada Corporation and The Chase Manhattan Bank (filed herewith).

        10.13 Form of U.S. Guaranty, dated as of April 1, 1997, from SLM Trademark Acquisition Corp. (filed herewith).

        10.14 Form of Canadian Guarantee, dated April 1, 1997, from each Canadian and U.S. subsidiary of the Company. (filed herewith).

        10.15 Form of Debenture, dated April 1, 1997, between each of the Company, Maska U.S., Inc., #1 Apparel, Inc., SLM Trademark Acquisition Corp., The Chase Manhattan Bank. (filed herewith).

        10.16 Form of Deed of Hypothec, bearing formal date as of April 1, 1997, between each of the Company, Maska U.S., Inc., #1 Apparel, Inc., SLM Trademark Acquisition Corp., Sport Maska Inc., #1 Apparel Canada Inc., and SLM Trademark Acquisition Canada Corporation and The Chase Manhattan Bank (filed herewith).

        10.17 Form of Debenture, dated as of April 1, 1997, between each of Sport Maska Inc., #1 Apparel Canada Inc. and SLM Trademark Acquisition Canada Corporation and The Chase Manhattan Bank of Canada. (filed herewith).

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

        10.26 Pledge Agreement and Irrevocable Proxy, dated April 1, 1997, between SLM Trademark Acquisition Canada Corporation and The Bank of New York, as Trustee. (filed herewith).

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

        10.31 Debenture, dated as of April 1, 1997, between the Company and The Bank of New York (Previously filed).

        10.32 Deed of Hypothec, dated as of April 1, 1997, between the Company and The Bank of New York. (filed herewith).

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

        10.44 Form of U.S. Debenture Delivery Agreement, dated as of April 1, 1997. (filed herewith).

        10.45 Form of Security Agreement (Intellectual Property), dated as of April 1, 1997, from each Canadian Subsidiary to The Chase Manhattan Bank and The Chase Manhattan Bank of Canada
                (filed herewith).

        10.46 Security, dated as of April 1, 1997, from Sport Maska Inc. to The Chase Manhattan Bank of Canada (filed herewith).


        10.47 Form of Canadian Debenture Delivery Agreement, dated April 1, 1997. (filed herewith).

        10.48 Charge/Mortgage of Land by #1 Apparel Canada Inc. in favor of The Chase Manhattan Bank. (filed herewith).

        10.49 Charge/Mortgage of Land Delivery Agreement dated as of April 1 1997 in favor of The Chase Manhattan Bank. (filed herewith).

        10.50 Charge/Mortgage of Land 41 Apparel Canada Inc. in favor of The Bank of New York. (filed herewith).

        10.51   Charge/Mortgage of Land Delivery Agreement, dated as of
                April 1, 1997 in favor of Bank of New York. (filed herewith).

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bradford, State of Vermont, on the 9th day of May, 1997.


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

Signature                                      Title                                                 Date
---------                                      -----                                                 ----
                *                              Chief Executive Officer, President                    May 9, 1997
----------------------------------------       and Director (Principal Executive Officer)
      Gerald B. Wasserman

/s/   Russell J. David                         Vice President, Finance                               May 9, 1997
----------------------------------------       (Principal Financial and Accounting Officer)
      Russell J. David

/s/   Paul M. Chute                            Director                                              May 9, 1997
----------------------------------------
      Paul M. Chute

                *                              Director                                              May 9, 1997
----------------------------------------
      Martin S. Davis

                *                              Director                                              May 9, 1997
----------------------------------------
      Douglas W. Rotatori

                *                              Director                                              May 9, 1997
----------------------------------------
      James C. Pendergast


*By:  Russell J. David
     -------------------
      Attorney-in-Fact