Form 10-Q
period 1997-03-31
SLM INTERNATIONAL INC /DE
filed 1997-05-19
CIK 880036

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------



  (Mark One)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended      March 29, 1997
                                          ------------------------

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ________________ to____________________


                        Commission file number     0 - 19596
                                              -------------------


                             SLM INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           13-36-32297
-------------------------------                           ------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)


   C/O MASKA U.S., INC., 77 ROUTE 25,                           05033
  Pierson Industrial Park, Bradford VT
----------------------------------------                      ---------
(Address of principal executive offices)                      (Zip code)


   Registrant's telephone number, including area code     518-773-4401
                                                      ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:


                    YES   X                   NO
                        -----                    -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    CLASS                 OUTSTANDING AT MAY 16, 1997
               --------------             ---------------------------
                Common Stock,                      6,500,000
               $.01 par value

================================================================================

                             SLM INTERNATIONAL, INC.

                                    FORM 10-Q

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Consolidated Statements of Operations
           for the Three Months Ended
           March 29, 1997 and March 30, 1996 ...........................    1

         Unaudited Consolidated Balance Sheets at
           March 29, 1997 and December 31, 1996 ........................    2

         Unaudited Consolidated Statements of Cash
           Flows for the Three Months Ended March 29, 1997
           and March 30, 1996 ..........................................    3

         Notes to Unaudited Consolidated Financial Statements ..........    4


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...................................   14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings .............................................   18

Item 5.  Other Information .............................................   18

Item 6.  Exhibits and Reports on Form 8-K ..............................   18

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (In thousands, except share data)


                                                   For the Three Months Ended
                                                 ------------------------------
                                                 Mar. 29, 1997    Mar. 30, 1996
                                                 -------------    -------------

Net sales ....................................   $    21,715       $    26,463
Cost of goods sold ...........................        13,598            16,285
                                                 -----------       -----------
  Gross profit ...............................         8,117            10,178
Selling, general and administrative
  expenses ...................................         9,217            10,419
Restructuring charges (see Note 6) ...........         6,315              --
                                                 -----------       -----------
  Operating  loss ............................        (7,415)             (241)
Debt related fees (see Note 7) ...............           932             1,714
Other expense, net ...........................            79                55
Interest expense .............................            22             3,183
                                                 -----------       -----------
  Loss before income taxes ...................        (8,448)           (5,193)

Income taxes

  Net loss ...................................   $    (8,448)      $    (5,193)
                                                 -----------       -----------
Net loss per share ...........................   $     (0.45)      $     (0.28)
                                                 ===========       ===========
Average shares outstanding* ..................    18,859,679        18,859,679
                                                 ===========       ===========
-------------
* Average shares outstanding represent the Company's common stock prior to the new stockholders' equity structure under the Company's Reorganization Plan (see Note 2).

          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)


                                                          Mar. 29,     Dec. 31,
                                                            1997         1996
                                                          -------      -------
ASSETS

CURRENT ASSETS
Cash and cash equivalents ............................   $  41,984    $  35,589
Accounts receivable, net .............................      16,967       33,313
Inventories ..........................................      43,270       37,179
Prepaid expenses and other assets ....................       5,160        5,757
Net assets of discontinued operations ................         189          189
                                                         ---------    ---------
     Total current assets ............................     107,570      112,027
Property, plant and equipment, net ...................      10,590       12,817
Other assets .........................................         593           81
                                                         ---------    ---------
     Total assets ....................................   $ 118,753    $ 124,925
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities .............   $  17,826    $  15,297
Long-term debt, current portion ......................         298          369
Income taxes payable .................................         642          648
Current portion of liabilities subject to
 compromise under reorganization proceedings .........      45,035       45,035
                                                         ---------    ---------
     Total current liabilities .......................      63,801       61,349
Liabilities subject to compromise under
  reorganization proceedings .........................     160,164      160,164
Other liabilities ....................................         597          601
                                                         ---------    ---------
     Total liabilities ...............................     224,562      222,114
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Common stock .........................................         189          189
Additional paid-in capital ...........................      88,564       88,564
Retained deficit .....................................    (190,739)    (182,291)
Foreign currency translation adjustments .............      (3,823)      (3,651)
                                                         ---------    ---------
     Total stockholders' deficit .....................    (105,809)     (97,189)
                                                         ---------    ---------
     Total liabilities and stockholders' deficit .....   $ 118,753    $ 124,925
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



                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)



                                                                                  For the Three Months Ended
                                                                                  --------------------------
                                                                                    Mar. 29,         Mar. 30,
                                                                                      1997            1996
                                                                                   ---------        --------
OPERATING ACTIVITIES:
Net loss .......................................................................   $ (8,448)        $ (5,193)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Restructuring charges ......................................................      6,315             --
    Depreciation and amortization ..............................................        692              690
    Provisions for inventory, doubtful accounts and other deductions ...........      1,873            1,960
    Loss (gain) on sale and disposal of fixed assets ...........................          9               (6)
    Loss on foreign exchange ...................................................        102               79

Change in operating assets and liabilities:
    Accounts receivable ........................................................     14,917           13,839
    Inventories ................................................................     (6,478)          (8,003)
    Prepaid expenses and other assets ..........................................        828             (797)
    Accounts payable and accrued liabilities ...................................     (2,495)             244
    Interest payable ...........................................................        --             3,144
    Other ......................................................................          3               31
    Discontinued operations ....................................................        --             2,463
                                                                                   --------         --------
        Net cash provided by operating activities ..............................      7,318            8,451
                                                                                   --------         --------
INVESTING ACTIVITIES:
    Purchases of fixed assets ..................................................       (268)            (827)
    Proceeds from sales of fixed assets ........................................          6               20
                                                                                   --------         --------
        Net cash used in investing activities ..................................       (262)            (807)
                                                                                   --------         --------

FINANCING ACTIVITIES:
    Principal payments on debt .................................................        (71)          (2,430)
    Deferred financing costs ...................................................       (561)             --
                                                                                   --------         --------
       Net cash used in financing activities ...................................       (632)          (2,430)
                                                                                   --------         --------
Effects of foreign exchange rate changes on cash................................        (29)              (1)
                                                                                   --------         --------
Increase in cash ...............................................................      6,395            5,213
Cash at beginning of period ....................................................     35,589           18,605
                                                                                   --------         --------
Cash at end of period ..........................................................   $ 41,984         $ 23,818
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

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements appearing in this quarterly report have been prepared on a basis consistent with the annual financial statements of SLM International, Inc. ("SLM") and subsidiaries (collectively, the "Company"). SLM and six of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Filing") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on October 24, 1995 (the "Petition Date"). Since the Filing, the Debtors operated their businesses in the ordinary course as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. The Bankruptcy Court entered an order authorizing the joint administration of the Debtors' Chapter 11 cases (the "Chapter 11 Cases"). On September 12, 1996, the Debtors filed a Chapter 11 Plan of Reorganization and on November 13, 1996, the Debtors filed a First Amended Chapter 11 Plan of Reorganization as amended from time to time (the "Reorganization Plan") with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan which became effective on April 11, 1997 (the "Effective Date") (see Notes 2 and 4).

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which, except as otherwise disclosed, assumes that assets will be realized and liabilities will be discharged in the normal course of business, and do not include any adjustments which might result from the Reorganization Plan.

The Reorganization Plan has a significant impact on the financial statements of the reorganized Company (the "Reorganized Company"). The Company is required to account for such Reorganization Plan using "fresh-start" reporting (see Note 4).

In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the Company's Unaudited Consolidated Statements of Operations, Balance Sheets and Statements of Cash Flows for the interim period in 1997 and the corresponding period in 1996 have been included. These unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. Results for the interim period are not necessarily a basis from which to project results for the full year due to the seasonality of the Company's business and the Filing. These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

Cash and cash equivalents consists of cash and highly liquid short-term investments with original maturities of three months or less. The Company invests excess funds in reverse-repurchase agreements with Fleet Credit Corporation ("Fleet") and in U.S. Treasury bills. At March 29, 1997, the Company had $13,505 invested in U.S. Government backed securities under agreements to resell on dates through March 31, 1997. Due to the short-term nature of these investments, the Company did not take physical possession of the securities, which were instead held in Fleet's safe keeping account at the Federal Reserve, the Trust Department or vault. Also, included in cash equivalents at March 29, 1997 is $21,423 in U.S. Treasury bills. The Company believes it is not exposed to any significant credit risk on cash equivalents.

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

From October 1, 1994 until April 11, 1997, the Company was not in compliance with certain financial and other covenants in its principal financing agreements, including those with its banks and with the holders of the Company's 6.76% senior notes (the "Senior Noteholders") which would have allowed these lenders to accelerate repayment of these loans.

The Bankrupcty Court authorized the Company to use the cash generated by its operations to continue to fund its business obligations, and to pay pre-Petition Date wages, salaries, sales commissions, employee benefits and customs duties, honor manufacturer's warranties and pay certain non-U.S. pre-Petition Date liabilities. These various Bankruptcy Court authorizations provided the Company with cash and liquidity so that it could conduct its operations. Until a reorganization plan was effective, the Company funded its working capital and capital expenditure requirements through cash generated by its operations. The Reorganized Company expects to meet its working capital and capital expenditure requirements through secured credit facilities from The Chase Manhattan Bank and The Chase Manhattan Bank of Canada (see Note 9).

On June 26, 1996, the Debtors announced that they entered into an agreement with representatives of the Debtors' Noteholders and trade and other unsecured creditors (the "Unsecured Creditors Committee") on a term sheet (the "Term Sheet") setting forth the material provisions of a Reorganization Plan. Thereafter, the Debtors and Unsecured Creditors Committee reached an agreement in principle with assignees of the Debtors' former lenders (the "Secured Creditor Group") on the terms of the Reorganization Plan. On September 12, 1996, the Debtors filed with the Bankruptcy Court a proposed Chapter 11 Plan of Reorganization (the "Proposed Plan"). On September 19, 1996, the Debtors filed with the Bankruptcy Court a Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code incident to the Proposed Plan. After further negotiations and term modifications among the Debtors and their creditor constituencies, on November 13, 1996, the Debtors filed with the Court the Reorganization Plan and the First Amended Disclosure Statement Pursuant to Section 1125 of the Bankrupcty Code incident to the Reorganization Plan. On November 19, 1996, the Bankruptcy Court approved the adequacy of the First Amended Disclosure Statement as modified in open court (the "Disclosure Statement"). On January 23, 1997, the Bankruptcy Court entered an order confirming the Reorganization Plan, as modified, the effectiveness of which was contingent upon, among other things, the completion of a secured credit facility. The Reorganization Plan represents the culmination of management analyses and negotiation amongst representatives of principal parties in interest regarding the best means to maximize and to allocate value to the Debtors' creditors and stockholders in accordance with their legal and contractual rights and priorities with due regard to the potential causes of action and claims that could be asserted against and by certain creditors. Upon the satisfaction of all conditions precedent to the occurrence of the Effective Date, the Reorganization Plan was declared effective on April 11, 1997.

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

o The Company's equity security holders (who held 18,859,679 shares of Common Stock plus the 1,000,000 shares to have been issued pursuant to the settlement of a securities litigation lawsuit (see Note 10)) received a total of 300,000 5-year warrants to purchase an aggregate of 300,000 shares of New Common Stock at an exercise price of $16.92 per share. In addition, the warrant holders have the option to receive an aggregate payment of $500 upon cancellation of such warrants in connection with a sale of the Reorganized Company for more than $140,000.

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

                                                      Mar. 29,     Dec. 31,
                                                       1997          1996
                                                    ---------      --------
  Priority Claims ...............................   $     661      $    661
  Secured Debt
    Principal ...................................      92,045        92,045
    Interest ....................................      12,838        12,838
  General Unsecured Claims ......................      14,990        14,990
  Unsecured Debt, Principal and Interest ........      84,665        84,665
                                                      --------     --------
                                                      $205,199     $205,199
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

The Company recorded interest expense only to the extent paid or earned during the proceedings and to the extent it is probable that the Bankruptcy Court will allow interest on pre-Petition Date debt as a priority, secured or unsecured claim. The excess contractual interest expense over recorded interest expense for the year ended December 31, 1995 and through the three months ended March 30, 1996 was approximately $2,100 and $5,800,

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


respectively, and for the year ended December 31, 1996 and through the three months ended March 29, 1997 was approximately $18,100 and $25,000, respectively.

4.   FRESH-START ACCOUNTING

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

As of a result of the implementation of fresh-start reporting, the value of the Reorganized Company will be allocated to the entity's net assets in conformity with the procedures specified by Accounting Principles Board Opinion No. 16 Business Combinations. As a result, it is anticipated that adjustments to the carrying values of the Company's assets and liabilities will be required to reflect the terms of the Reorganization Plan. SOP 90-7 requires a determination of the Company's reorganizational value, which represents the fair value of all of the Company's assets and liabilities, and an allocation of such values to the assets and liabilities (excluding deferred taxes) based on their relative fair values with the excess in reorganizational value over market values recorded as an intangible asset. The application of SOP 90-7 results in the creation of a new reporting entity having no retained earnings or accumulated deficit. The Company implemented fresh-start reporting as of April 11, 1997. Accordingly, the estimated effects of fresh-start reporting reflected in the unaudited pro forma information are subject to change.

For the purpose of the Reorganization Plan, the reorganizational equity value was estimated to be $65,608, based in part on management's estimates of future operating results. Reorganizational value necessarily assumes that the Reorganized Company will achieve its estimated future operating results in all material respects. If such results are not achieved, the value of the Reorganized Company could be materially different.

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



                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 29, 1997
                                   (Unaudited)


ASSETS                                                                  ACTUAL        ADJUSTMENTS        PRO FORMA
                                                                      ---------       -----------        ---------
  Cash .............................................................  $  41,984        $ (35,034) a       $  6,950
  Other current assets .............................................     65,586              170  b         65,756
    Total current assets ...........................................    107,570          (34,864)           72,706
  Property, plant and equipment ....................................     10,590                             10,590
  Intangible and other assets, net .................................        593           46,111  c         46,704
    Total assets ...................................................  $ 118,753        $  11,247          $130,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Short-term debt ..................................................  $                $   5,100  d       $  5,100
  Accounts payable and accrued liabilities .........................     18,468            5,792  e         24,260
  Long-term debt, current portion ..................................        298            1,197  f          1,495
  Current portion of liabilities subject to compromise under
    reorganization proceedings .....................................     45,035          (45,035) g
    Total current liabilities ......................................     63,801          (32,946)           30,855
  Long-term debt                                                                          32,940  f         32,940
  Other liabilities ................................................        597                                597
  Liabilities subject to compromise under reorganization
   proceedings .....................................................    160,164         (160,164) g

    Total liabilities ..............................................    224,562         (160,170)           64,392

  Stockholders' equity (deficit) ...................................   (105,809)         171,417  h         65,608
    Total liabilities and stockholders' equity (deficit) ...........  $ 118,753        $  11,247          $130,000

     The accompanying notes are an integral part of the unaudited pro forma condensed consolidated financial statements.

The following is a brief description of the adjustments made in preparing the Pro Forma Condensed Consolidated Balance Sheet (unaudited).

a. To reflect $44,134 paid out in accordance with the Reorganization Plan, net of $9,100 borrowed under new credit facilities.

b. To reflect primarily the distribution of Net assets of discontinued operations pursuant to the Reorganization Plan.

c. To record excess of identifiable asset value as a result of fresh-start reporting, including principally a valuation associated with the Company's trademarks.

d.   To record borrowings under new credit facilities.

e. To record accounts payable and accrued liabilities incurred pursuant to the Reorganization Plan.

f. To record current portion of long-term debt under new credit facilities, New Senior Notes and other long-term debt incurred pursuant to the Reorganization Plan.

g. To eliminate liabilities in accordance with the Reorganization Plan. The Reorganization Plan will result in an extraordinary gain on debt forgiveness of approximately $61,500.

h. To reflect fresh-start reporting and the new stockholders' equity structure of the Reorganized Company pursuant to the Reorganization Plan.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

             PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                 March 29, 1997
                                   (Unaudited)

                                                     ACTUAL          ADJUSTMENTS       PRO FORMA
                                                     ------          -----------       ---------
Net sales ...................................    $    21,715          $               $   21,715
                                                 -----------          ------          ----------
Operating (loss) income .....................         (7,415)          5,597(a)           (1,818)
Debt related fees ...........................            932            (932)(b)
Other expense, net ..........................             79                                  79
Interest expense ............................             22           1,261(c)            1,283
                                                 -----------          ------          ----------
(Loss) income before income taxes ...........         (8,448)          5,268              (3,180)
Income taxes
Net (loss) ..................................    $    (8,448)          5,268          $   (3,180)
                                                 ===========          ======          ==========
Net (loss) per share ........................    $     (0.45)                         $    (0.49)
                                                 ===========                          ==========
Weighted average common and common
  equivalent shares outstanding..............     18,859,679                           6,500,000(d)
                                                 ===========                          ==========

     The accompanying notes are an integral part of the unaudited pro forma condensed consolidated financial statements.

The Pro Forma Condensed Consolidated Statement of Operations (unaudited) adjustments have been computed assuming the Effective Date was January 1, 1997 and includes adjustments which give effect to the events that are directly attributable and expected to have a continuing impact on the Reorganized Company.

The following is a brief description of the adjustments made in preparing the Pro Forma Condensed Consolidated Statement of Operations (unaudited).

(a) To reflect amortization of the intangibles associated with fresh-start reporting of $718, net of $6,315 of costs related to restructuring.

(b) To reflect adjustments for costs incurred by the Company outside of its continuing operations.

(c) To reflect incremental interest expense associated with the Company's new credit facilities and New Senior Notes.

(d) To reflect the stockholders' equity structure of the Reorganized Company pursuant to the Reorganization Plan.

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


5. DISCONTINUED OPERATIONS

In December 1994, the Company determined that it would hold its investments in its toy and fitness businesses operated primarily by its BuddyL Inc. and BuddyL Canada Inc. subsidiaries (collectively, "BuddyL") for sale. Accordingly, the results of operations of these businesses have been accounted for as discontinued operations for all periods in the accompanying unaudited consolidated financial statements. On March 2, 1995, Buddy L Inc., filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. On May 9, 1995, the Company accepted the bid to sell certain assets and liabilities of the Buddy L toy business to Empire of Carolina, Inc. The bid was approved by the Bankruptcy Court on May 19, 1995 and the transaction closed on July 7, 1995. The Bankruptcy Court also approved the sale of the fitness business which was completed on June 30, 1995. During 1994 and 1995, the Company recorded losses of approximately $36,900, net of income taxes, for the disposition of its discontinued operations.

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

6. RESTRUCTURING CHARGES

During the three months ended March 29, 1997, the Company recorded significant restructuring charges totaling $6,315 to reflect the impact of reorganizing operations strategically to position itself to sustain ongoing profitability. These costs consist primarily of lease cancellation costs ($2,257) at its Peterborough, N.H. and Beauport, Quebec facilities, impairment of fixed assets ($1,659), principally leasehold improvements at its Peterborough, N.H. facility, and severance and employee costs associated with the shutdown of three of the Company's manufacturing facilities.

7. DEBT RELATED FEES AND DEFAULT INTEREST

As a result of the Filing, the Company incurred significant legal and professional fees totaling $932 and $1,714 for the three months ended March 29, 1997 and March 30, 1996, respectively. These fees include the cost of the Company's legal counsellors, financial advisors and consultants, as well as those of certain of its creditors. The debt related fees for the three months ended March 29, 1997 and March 30, 1996 are net of $401 and $99, respectively, of interest earned on accumulated cash resulting from the Filing. These costs are included as Debt Related Fees in the Unaudited Consolidated Statements of Operations for the periods then ended. It is anticipated that additional reorganization related fees will be incurred in future periods.

Additionally, as a result of the Company's defaults under its financing agreements, its financial condition and the terms of the Standstill Agreements with its lenders, since February 1995 the Company was charged an additional 3.0% interest on its bank debt. The higher interest rate resulted in incremental interest expense of $1,007 for the three months ended March 30, 1996, which is included in Interest Expense in the Unaudited Consolidated Statements of Operations.

The debt related fees and default interest costs represent 11.0% and 52.4% of the Company's net loss for the three months ended March 29, 1997 and March 30, 1996, respectively.

8. INVENTORIES

Inventories consist of:

                                       Mar. 29, 1997         Dec. 31, 1996
                                       -------------         -------------
  Finished products .................     $32,914              $26,592
  Work in process ...................       2,572                2,669
  Raw materials and supplies ........       7,784                7,918
                                          -------              -------
                                          $43,270              $37,179
                                          =======              =======

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


9. INDEBTEDNESS (SUBSEQUENT EVENT)

A. NEW INDEBTEDNESS

(1.) BANK AGREEMENTS

On the Effective Date of the Reorganization Plan, the Company and two of its U.S. subsidiaries, Maska U.S., Inc. and #1 Apparel, Inc. (the "U.S. Subsidiaries"), entered into a Credit Agreement (the "U.S. Credit Agreement") with the lenders referred to therein (the "Lenders") and The Chase Manhattan Bank, as Agent ("Chase"). Simultaneously, one of the Company's Canadian subsidiaries, Sport Maska Inc., entered into a Credit Agreement (the "Canadian Credit Agreement" and, together with the U.S. Credit Agreement, the "Credit Agreements") with The Chase Manhattan Bank of Canada ("Chase Canada"). The maximum amount of loans and letters of credit that may be outstanding under the Credit Agreements is $74,000, consisting of $35,000 revolving credit loans under the U.S. Credit Agreement, $35,000 of revolving credit loans under the Canadian Credit Agreement and a $4,000 term loan under the U.S. Credit Agreement. Borrowings under the Credit Agreements are guaranteed by certain subsidiaries and are collateralized by substantially all of the assets (including, without limitation, accounts receivable, inventory and the stock of certain subsidiaries) of the Company, the U.S. Subsidiaries referred to above and the Company's other subsidiaries which are guarantors. Total amounts outstanding under the Credit Agreements were $9,100 at April 14, 1997.

Borrowings under the U.S. Credit Agreement bear interest at the alternate base rate plus 1% per annum or at an interest rate based on LIBOR plus 2 3/4% per annum. Borrowings under the Canadian Credit Agreement bear interest at Chase Canada's prime rate or at an alternate base rate plus 1% per annum. In addition, the Company is charged a quarterly commitment fee of up to 3/8 of 1% on the unused portion of the revolving credit facilities under the Credit Agreements and certain other fees.

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

B. OLD INDEBTEDNESS

As a result of the Filing, certain of the Company's indebtedness has been classified as liabilities subject to compromise under reorganization proceedings, at March 29, 1997 and March 30, 1996. The Reorganization Plan substantially altered the rights of most pre-petition unsecured creditors by liquidating their allowed claims at less than 100% of their face value (see
Note 2).

Under the Plan, lenders under a Loan and Security Agreement received (i) $44,178 in cash; (ii) $29,500 principal in New Senior Notes; and (iii) 2,470,000 shares of New Common Stock, representing approximately 38.0% of the outstanding New Common Stock. The lenders sold such shares to Wellspring Associates L.L.C. on the Effective Date. In addition, holders of the Company's 6.76% Senior Notes due February 15, 2004 and the lender of a note issued to settle certain litigation received distributions of shares of the Company's New Common Stock (see Notes
2 and 10).

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


10. CONTINGENCIES AND LITIGATION

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

On September 30, 1996, United States Magistrate Judge Jerome J. Neidermeier issued a Magistrate Judge's Report and Recommendation (the "Magistrate Report"), which analyzes legal issues and recommends that the Vermont District Court grant Maska's motion for partial summary judgment on the issue of the duty to defend. The report also recommends that all the insurers' motions for summary judgment be denied, except for two on certain individual policies which Maska conceded provide no coverage for its claims. On December 2, 1996, Chief Judge J. Garvin Murtha adopted the Magistrate Report in its entirety. Various motions for reconsideration of that order and for certification of the issue for immediate appeal have since been denied. After the completion of limited pre-trial discovery, the case will be scheduled for trial.

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

In 1992, the owner of a property adjacent to Maska's manufacturing facility in Bradford, Vermont, filed an action in Vermont Superior Court alleging that its property has been contaminated as a result of the Company's manufacturing activities and seeking compensatory and punitive damages under the Vermont Groundwater Protection Law and various common law theories. During June 1995, Maska reached a settlement of all claims with the adjacent landowner consisting of $1,000 cash (which was paid during July 1995) and a $6,000 note bearing interest at 10% payable over five years based on a twenty year amortization with the balance of principal

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


payable in June 2000. The Company recorded a provision of $7,000 for this settlement during the year ended December 31, 1995. Under the Plan, the adjacent landowner received a distribution of shares of the Company's New Common Stock to satisfy the note.

B. SECURITIES LITIGATION:

On February 14, 1996, the Company, together with certain of its former officers and directors, reached a settlement with the plaintiffs in a class action securities litigation. The settlement provides for the cash payment by the Company's insurer of $8,750, on behalf of certain former officers and directors of the Company who are defendants. In addition, the Company agreed to issue 1,000,000 shares of its Common Stock which was converted into warrants in the Reorganization Plan. As a result of the settlement, the Company recorded a provision of approximately $1,563 (the market value of 1,000,000 shares of Common Stock on the date the settlement was agreed to) in the year ended December 31, 1995. During July 1996, the settlement was approved by the Bankruptcy Court and the U.S. District Court for the Southern District of New York. Additionally, during August 1996 certain of the Company's creditors filed an appeal with the Bankruptcy Court with respect to the Bankruptcy Court's approval of the settlement which will be dismissed with prejudice in connection with the Reorganization Plan.

C. PRODUCT LIABILITY LITIGATION:

A pre-petition personal injury claim involving a spinal injury which was filed in 1989 has been asserted against the Company for which the Company did not have sufficient insurance coverage. That claim and its attendant litigation have been settled and has been approved by the Bankruptcy Court. The claim will be treated under the Reorganization Plan pursuant to the terms of the settlement. The Company is unaware of any other personal injury claims for which there is not adequate insurance coverage.

In connection with the claim, American Home Assurance Company ("American Home"), commenced in 1991 a declaratory judgment action against the Company in the U.S. District Court for the District of Massachusetts ("Massachusetts District Court") in respect of its duty to defend and to indemnify the Company and an action in Montreal Superior Court in Quebec, Canada to recover defense costs. During March 1996, the Massachusetts District Court dismissed the action without prejudice. The Company filed a response to the declaratory judgment action and a counterclaim in Montreal Superior Court alleging American Home failed to fulfill its duty to defend the Company. American Home has alleged that it is entitled to payment in full for any amounts it recovers against the Company. The Company believes that American Home's claims and contentions are without merit and, in any event, would be treated under the Reorganization Plan. In the event that the Company is required to make such a payment, it anticipates having funds sufficient to meet any Court-ordered obligation. American Home's claim in respect of the recovery of defense costs against the Company is in the amount of approximately $575.

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

As a result of significant operating losses in its toy and fitness businesses during 1994, the Company decided in December 1994 that it would hold its investment in Buddy L for sale. Consequently, these businesses have been accounted for as discontinnued operations. On March 2, 1995, the Company's wholly-owned subsidiary Buddy L Inc. filed for reorganization under Chapter 11 of the United States Bankruptcy Code. On May 9, 1995, the Company accepted the bid to sell certain assets and liabilities of the Buddy L toy business to Empire of Carolina, Inc. The bid was approved by the Bankruptcy Court on May 9, 1995 and the transaction closed on July 7, 1995. The court approved sale of the fitness business was completed on June 30, 1995. For further information concerning discontinued operations, see Note 5 to the Unaudited Consolidated Financial Statements presented elsewhere herein.

The following discussion provides an assessment of the Company's results of continuing operations, financial condition and liquidity and capital resources, and should be read in conjunction with the Unaudited Consolidated Financial Statements of the Company and Notes thereto included elsewhere herein. (All references to "Note(s)" refer to the Notes to the Unaudited Consolidated Financial Statements.)

RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED MARCH  29, 1997

1997 COMPARED TO 1996

Net sales decreased 17.9% to $21.7 million in the three months ended March 29, 1997 as compared to $26.5 million in the three months ended March 30, 1996. The decline in sales resulted primarily from the decrease of 38.1% in inline roller skates. Compared to 1996, sales in 1997 were negatively affected by a continued weak retail environment in the sports and leisure products industry and increased amounts of deeply discounted merchandise offered by other manufacturers. Furthermore, the Company reduced the levels of business it conducts with certain specialty retailers and mass merchandisers to whom previous sales were made at low margins and high credit risk, and has reduced or eliminated certain incentives to customers.

Gross profit for the three months ended March 29, 1997 was $8.1 million compared to $10.2 million in 1996, a decrease of 20.2%. Measured as a percentage of net sales, gross profit margins decreased to 37.4% in 1997 from 38.5% in 1996. These lower gross profit margins are a result of unfavorable product mix, under absorbed factory overhead costs resulting from under utilized manufacturing capacity and sales of excess inventory at lower gross profit margins.

For the three months ended March 29, 1997, selling, general and administrative expenses decreased 11.5% to $9.2 million compared to $10.4 million in the prior year period. Measured as a percentage of net sales, these expenses were 42.4% in 1997 versus 39.4% in 1996. Expenses decreased due to generally lower operating expenses resulting from the Company's continued efforts to aggressively reduce costs, reduced variable selling costs, principally commissions, and lower administrative expenses, including personnel costs. Decreased selling,

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


general and administrative expenses in 1997 include the positive effect of the Company's restructuring efforts, which are expected to continue after the Company's emergence from Chapter 11 in April 1997.

During the three months ended March 29, 1997, the Company recorded one-time restructuring costs of $6.3 million related to the downsizing of its manufacturing and distribution operations. These costs consist primarily of lease cancellation costs ($2.3 million) at its Peterborough, N.H. and Beauport, Quebec facilities, impairment of fixed assets ($1.7 million), principally leasehold improvements at its Peterborough, N.H. facility, and severance and employee costs associated with the shutdown of three of the Company's manufacturing facilities, and are included in Restructuring Charges in the Unaudited Consolidated Statements of Operations.

Excluding the restructuring charges, operating loss for the three months ended March 29, 1997 was $1.1 million. The 1997 operating loss was primarily the result of the gross profit margins and selling, general and administrative expenses discussed above. Including the restructuring charges, the operating loss for the three months ended March 29, 1997 was $7.4 million. The operating loss for the three months ended March 30, 1996 was $0.2 million; there were no restructuring charges for that period.

As a result of the Company's Chapter 11 Cases, it incurred significant legal and professional fees totaling $0.9 million and $1.7 million during the three months ended March 29, 1997 and March 30, 1996, respectively. These fees include the cost of the Company's legal counsellors, financial advisors and consultants, as well as those of certain of its creditors. These costs, which represent approximately 11.0% and 33.0% of the Company's net loss for the three months ended March 29, 1997 and March 30, 1996, respectively, and are included as Debt Related Fees in the Unaudited Consolidated Statements of Operations for the periods then ended. It is anticipated that additional fees and costs will be incurred during the balance of 1997.

Interest expense approximated $3.1 million for the three months ended March 30, 1996. During the reorganization proceedings the Company is generally not permitted to pay interest. Therefore, the Company recorded interest expense only to the extent paid or earned during the proceedings and to the extent it is probable that the Bankruptcy Court will allow interest on pre-Petition Date debt as a priority, secured or unsecured claim.

The Company's net loss for the three months ended March 29, 1997 was $8.4 million ($0.45 per share) compared to $5.2 million ($0.28 per share) in the comparable prior year period.

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

Management expects to finance the Company's short-term working capital and capital expenditures requirements through cash generated by its operations and through its new credit facilities. On the Effective Date of the Reorganization Plan, the Company and two of its U.S. subsidiaries, Maska U.S., Inc. and #1 Apparel, Inc., entered into a Credit Agreement (the "U.S. Credit Agreement") with the lenders referred to therein (the "Lenders") and The Chase Manhattan Bank, as Agent ("Chase"). Simultaneously, one of the Company's Canadian subsidiaries, Sport Maska Inc., entered into a Credit Agreement (the "Canadian Credit Agreement" and, together with the U.S. Credit Agreement, the "Credit Agreements") with The Chase Manhattan Bank of Canada ("Chase Canada"). The maximum amount of loans and letters of credit that may be outstanding under the Credit Agreements is $74.0 million, consisting of $35.0 million revolving credit loans under the U.S. Credit Agreement, $35.0 million of

                             SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


revolving credit loans under the Canadian Credit Agreement and a $4.0 million term loan under the U.S. Credit Agreement. Borrowings under the Credit Agreements are guaranteed by certain subsidiaries and are collateralized by substantially all of the assets (including, without limitation, accounts receivable, inventory and the stock of certain subsidiaries) of the Company. Total amounts outstanding under the Credit Agreements were $9.1 million at April 14, 1997.

Borrowings under the U.S. Credit Agreement bear interest at the alternate base rate plus 1% per annum or at an interest rate based on LIBOR plus 2 3/4% per annum. Borrowings under the Canadian Credit Agreement bear interest at Chase Canada's prime rate or at an alternative base rate plus 1% per annum. In addition, the Company is charged a quarterly commitment fee of up to 3/8 of 1% on the unused portion of the revolving credit facilities under the Credit Agreements and certain other fees.

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

The Company's financing requirements for long-term growth, future capital expenditures and debt service are expected to be met through cash generated by its operations and through its new credit facilities. During the three months ended March 29, 1997, the Company's continuing operations provided $7.3 million of cash from its operations as compared to $6.0 million in 1996. Discontinued operations provided $2.5 million from operations in the three months ended March 30, 1996. The Company's cash from operations was primarily provided from collections from customers and offset with build-up of inventory for sales during the remainder of the year. The Company's continuing operations incurred a loss of $8.4 million for the three months ended March 29, 1997 compared to a loss of $5.2 million in 1996, however, the cash impact was mitigated due to non-cash charges for receivables, inventory and certain restructuring charges.

Cash flows used in investing activities during the three months ended March 29, 1997 and March 30, 1996 included $0.3 million and $0.8 million, respectively, of purchases of fixed assets.

Net cash flows used in financing activities during the three months ended March 29, 1997 of $0.6 million consisted primarily of deferred financing costs associated with the Company's new credit agreements. Net cash flows used in financing activities during the three months ended March 30, 1996 were approximately $2.4 million, resulting primarily from the use of cash from discontinued operations for principal payments on the Company's secured debt as allowed by the Bankruptcy Court.

                            SLM INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company follows the customary practice in the sporting goods industry of offering extended payment terms to credit worthy customers on qualified orders. The Company's working capital requirements generally peak in the third and fourth quarters as it builds inventory and makes shipments under these extended payment terms.

                             SLM INTERNATIONAL, INC.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Reference is made to Note 10 of Notes to Unaudited Consolidated Financial Statements included in Part I of this report.

ITEM 5. OTHER INFORMATION

        On January 29, 1997, John A. Sarto, former Chief Financial Officer, left the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

            27.1 Financial Data Schedule for the three months ended
                 March 29, 1997.

        (b) Reports filed on Form 8-K during the quarter ended March 29, 1997:

            (i) On March 5, 1997 the Company filed a Form 8-K with respect to the United States Bankruptcy Court for the District of Delaware's January 23, 1997 confirmation of its Plan of Reorganization.

                             SLM INTERNATIONAL, INC.


                                   SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SLM INTERNATIONAL, INC.
                                       (REGISTRANT)



                                 By:    /s/ Russell J. David
                                     -------------------------------------
                                     Name:   Russell J. David
                                     Title:  Vice President, Finance
                                             (Principal Financial and
                                             Accounting Officer)

Date: May 19, 1997