Form 10-Q
period 1997-06-28
SLM INTERNATIONAL INC /DE
filed 1997-08-18
CIK 880036

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 28, 1997
                               -----------------------------------

                                       OR

      [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------

Commission file number               0-19596
                       -----------------------------------

                             SLM INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          13-36-32297
 -------------------------------                          -------------------
 (State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)

 c/o Maska U.S., Inc., 139 Harvest Lane, PO Box 1200, Williston, VT    05495
 ------------------------------------------------------------------------------
             (Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code        518-773-4401
                                                   ----------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at August 15, 1997
-------------------------------------------------------------------------------
         Common Stock,                               6,500,000
        $.01 par value

                             SLM INTERNATIONAL, INC.
                                    FORM 10-Q

                                      INDEX

                                                                        PAGE NO.
--------------------------------------------------------------------------------

Part I     Financial Information
--------------------------------

Item 1.    Financial Statements

           Unaudited Consolidated Statements of Operations
           for April 12 through June 28, 1997, March 30 through
           April 11, 1997, January 1 through April 11, 1997 and the
           three months and six months ended June 29, 1996                  1

           Unaudited Consolidated Balance Sheets at
           June 28, 1997 and December 31, 1996                              2

           Unaudited Consolidated Statements of Cash Flows for
           April 12 through June 28, 1997, January 1 through
           April 11, 1997 and the six months ended June 29, 1996            3

           Notes to Unaudited Consolidated Financial Statements             4


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             13

Part II    Other Information
----------------------------

Item 1.    Legal Proceedings                                               17

Item 5.    Other Information                                               17

Item 6.    Exhibits and Reports on Form 8-K                                17

                                                 SLM INTERNATIONAL, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)
                                            (In thousands, except share data)


                                                       Reorganized
                                                         Company                            Predecessor Company
                                                       -----------       ----------------------------------------------------------
                                                           1997                   1997                            1996
                                                       -----------       ------------------------     -----------------------------
                                                           (a)
                                                         April 12        March 30       January 1     Three Months      Six Months
                                                         through          through        through          Ended            Ended
                                                         June 28         April 11       April 11         June 29          June 29
                                                     ------------------------------------------------------------------------------
Net sales                                            $   28,077           $ 3,824        $25,539         $33,252          $59,715

Cost of goods sold                                       16,911             2,409         16,007          21,371           37,656
                                                     ------------------------------------------------------------------------------
     Gross profit                                        11,166             1,415          9,532          11,881           22,059

Selling, general and administrative expenses              7,429             2,104         11,321          10,809           21,228
Restructuring charges (see Note 6)                                                         6,315
                                                     ------------------------------------------------------------------------------
     Operating  income (loss)                             3,737              (689)        (8,104)          1,072              831

Debt related fees (see Note 7)                                                311          1,243           1,912            3,626

Other expense (income), net                                 432               114            193             (18)              37

Interest expense                                          1,100                92            114           3,097            6,280
                                                     ------------------------------------------------------------------------------
     Income (loss) before income taxes and
     extraordinary gain on discharge of debt              2,205            (1,206)        (9,654)         (3,919)          (9,112)

Income taxes                                                160                32             32
                                                     ------------------------------------------------------------------------------
     Income (loss) before extraordinary gain on
     discharge of debt                                    2,045            (1,238)        (9,686)         (3,919)          (9,112)

Extraordinary gain on discharge of debt                                    58,726         58,726
                                                     ------------------------------------------------------------------------------
Net income (loss)                                    $    2,045           $57,488        $49,040         $(3,919)         $(9,112)
                                                     ==============================================================================

Net income per share (b)                             $     0.31
                                                     ===============

Average shares outstanding (b)                        6,500,000
                                                     ===============

(a) Due to the Reorganization Plan and implementation of fresh-start reporting, financial statements after April 11, 1997 for the reorganized company are not comparable to financial statements prior to that date. See "Notes to Unaudited Consolidated Financial Statements" for more information on the Reorganization Plan and implementation of fresh-start reporting. (See "Management's Discussion and Analysis"
     (page 13) for comparison purposes.)
(b) Common shares and per share data for periods prior to April 12, 1997 are omitted because, due to the Reorganization Plan and implementation of fresh-start reporting, they are not meaningful.

          The accompanying notes are an integral part of the unaudited consolidated financial statements.


                                                  SLM INTERNATIONAL, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                                        (UNAUDITED)
                                                      (In thousands)

                                                                            Reorganized        Predecessor
                                                                              Company            Company
                                                                           June 28, 1997      Dec. 31, 1996
                                                                     -----------------------------------------
ASSETS
------
CURRENT ASSETS
Cash and cash equivalents                                                    $  1,885            $ 35,589
Accounts receivable, net                                                       25,671              33,313
Inventories (see Note 8)                                                       39,758              37,179
Prepaid expenses and other assets                                               5,529               5,757
Net assets of discontinued operations                                                                 189
                                                                     -----------------------------------------
       Total current assets                                                    72,843             112,027
Property, plant and equipment, net                                              9,848              12,817
Intangible and other assets, net                                               49,876                  81
                                                                     -----------------------------------------
       Total assets                                                          $132,567            $124,925
                                                                     =========================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES
Short-term debt (see Note 9)                                                 $  9,821            $
Accounts payable and accrued liabilities                                       18,389              15,297
Long-term debt, current portion                                                 1,484                 369
Income taxes payable                                                              777                 648
Current portion of liabilities subject to compromise under
    reorganization proceedings                                                  2,130              45,035
                                                                     -----------------------------------------
       Total current liabilities                                               32,601              61,349
Long-term debt (see Note 9)                                                    30,737
Other liabilities                                                                 491                 601
Liabilities subject to compromise under
    reorganization proceedings                                                                    160,164
                                                                     -----------------------------------------
       Total liabilities                                                       63,829             222,114
                                                                     -----------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock                                                                       65                 189
Additional paid-in capital                                                     66,507              88,564
Retained earnings (deficit)                                                     2,008            (182,291)
Foreign currency translation adjustments                                          158              (3,651)
                                                                     -----------------------------------------
       Total stockholders' equity (deficit)                                    68,738             (97,189)
                                                                     -----------------------------------------
       Total liabilities and stockholders'  equity (deficit)                 $132,567            $124,925
                                                                     =========================================


Due to the Reorganization Plan and implementation of fresh-start reporting, financial statements after April 11, 1997 for the reorganized company are not comparable to financial statements prior to that date. See "Notes to Unaudited Consolidated Financial Statements" for more information on the Reorganization Plan and implementation of fresh-start reporting.

          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                                  SLM INTERNATIONAL, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)
                                                      (In thousands)


                                                              Reorganized
                                                                Company                  Predecessor Company
                                                              -----------       ---------------------------------------
                                                                  1997                1997                  1996
                                                              -----------          -----------           -----------
                                                            April 12 through    January 1 through     Six months ended
                                                                June 28             April 11               June 29
                                                           ------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                              $ 2,045             $ 49,040               $ (9,112)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

       Restructuring charges                                                          6,315

       Depreciation and amortization                             1,189                  807                  1,406

       Provisions for inventory, doubtful accounts and
           other deductions                                      2,384                2,301                  5,340

       Loss (gain) on sale and disposal of fixed assets            (26)                   5                    (31)

       Extraordinary gain on discharge of debt                                      (58,726)

       Loss (gain) on foreign exchange                             (84)                 263                     91

Change in operating assets and liabilities:

       Accounts receivable                                       1,304                  965                  3,438

       Inventories                                              (4,875)                 884                 (8,981)

       Prepaid expenses and other assets                           599                  816                   (722)

       Accounts payable and accrued liabilities                 (9,464)               4,576                  6,873

       Discontinued operations                                                          189                  3,946
                                                           ---------------------------------------------------------
           Net cash provided by (used in) operating
              activities                                        (6,928)               7,435                  2,248
                                                           ---------------------------------------------------------
INVESTING ACTIVITIES:

       Proceeds from sale of subsidiary                          2,125

       Purchases of fixed assets                                  (328)                (285)                (1,342)

       Proceeds from sales of fixed assets                          27                   73                    165
                                                           ---------------------------------------------------------
           Net cash provided by (used in) investing
              activities                                         1,824                 (212)                (1,177)
                                                           ---------------------------------------------------------
FINANCING ACTIVITIES:

       Short-term borrowings, net                                4,721

       Principal payments on debt                               (2,196)                 (89)                (3,858)

       Deferred financing costs                                                      (2,146)

       Liabilities subject to compromise                                            (36,099)

                                                           ---------------------------------------------------------
           Net cash provided by (used in) financing
              activities                                         2,525              (38,334)                (3,858)
                                                           ---------------------------------------------------------
Effects of foreign exchange rate changes on cash                     8                  (22)                    (2)
                                                           ---------------------------------------------------------
Decrease in cash                                                (2,571)             (31,133)                (2,789)

Cash at beginning of period                                      4,456               35,589                 18,605
                                                           ---------------------------------------------------------
Cash at end of period                                          $ 1,885             $  4,456                $15,816
                                                           =========================================================


Due to the Reorganization Plan and implementation of fresh-start reporting, financial statements after April 11, 1997 for the reorganized company are not comparable to financial statements prior to that date. See "Notes to Unaudited Consolidated Financial Statements" for more information on the Reorganization Plan and implementation of fresh-start reporting.


              The accompanying notes are an integral part of the unaudited consolidated financial statements.

                             SLM INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


1.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of SLM International, Inc. ("SLM") and subsidiaries (collectively the "Company"). All significant intercompany transactions and accounts are eliminated.

SLM and six of its subsidiaries (collectively, the "Debtors", or the "Predecessor Company") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Filing") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on October 24, 1995 (the "Petition Date"). On September 12, 1996, the Debtors filed a Chapter 11 Plan of Reorganization and on November 13, 1996, the Debtors filed a First Amended Chapter 11 Plan of Reorganization, as amended from time to time (the "Reorganization Plan") with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan which became effective on April 11, 1997 (the "Effective Date") and the Debtors emerged from bankruptcy ("Reorganized Company") (see Notes 2 and 4).

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which, except as otherwise disclosed, assumes that assets will be realized and liabilities will be discharged in the normal course of business. The financial statements for periods preceding the Effective Date do not include any adjustments which resulted from the Reorganization Plan. The Reorganization Plan had a significant impact on the financial statements of the Reorganized Company and the Company accounted for such Reorganization Plan using "fresh-start" reporting (see Note 2).

In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the Company's Unaudited Consolidated Statements of Operations, Balance Sheets and Statements of Cash Flows for the interim periods in 1997 and in 1996 have been included. These unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. Results for the interim period are not necessarily a basis from which to project results for the full year due to the seasonality of the Company's business and the Filing. These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.  REORGANIZATION CASE

On June 26, 1996, the Debtors announced that they entered into an agreement with representatives of the Debtors' Noteholders and trade and other unsecured creditors (the "Unsecured Creditors Committee") on a term sheet (the "Term Sheet") setting forth the material provisions of a Reorganization Plan. Thereafter, the Debtors and Unsecured Creditors Committee reached an agreement in principle with assignees of the Debtors' former lenders (the "Secured Creditor Group") on the terms of the Reorganization Plan. On September 12, 1996, the Debtors filed with the Bankruptcy Court a proposed Chapter 11 Plan of Reorganization (the "Proposed Plan"). On September 19, 1996, the Debtors filed with the Bankruptcy Court a Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code incident to the Proposed Plan. After further negotiations and term modifications among the Debtors and their creditor constituencies, on November 13, 1996, the Debtors filed with the Bankruptcy Court the Reorganization Plan and the First Amended Disclosure Statement Pursuant to
Section 1125 of the Bankrupcty Code incident to the Reorganization Plan. On November 19, 1996, the Bankruptcy Court approved the adequacy of the First Amended Disclosure Statement as modified in open court (the "Disclosure Statement"). On January 23, 1997, the Bankruptcy Court entered an order confirming the Reorganization Plan as modified, the effectiveness of which was contingent upon, among other things, the completion of a secured credit facility. The Reorganization Plan represents the culmination of management analyses and negotiation amongst representatives of principal parties in interest regarding the best means to maximize and to allocate value to the Debtors' creditors and stockholders in accordance with their legal and contractual rights and priorities with due regard to the potential causes of action and claims that could be asserted against and by certain creditors. Upon the satisfaction of all conditions precedent to the occurrence of the Effective Date, the Reorganization Plan was declared effective on April 11, 1997.

                             SLM INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


Under the Reorganization Plan, among other things:

o The Debtors' secured creditors received $44,213 in cash, $29,500 principal in new senior notes (the "New Senior Notes") and 2,470,000 shares of new common stock (the "New Common Stock") of the Reorganized Company, in exchange for approximately $108,000 of secured and unsecured indebtedness (which amount includes the secured creditors estimate of post-filing interest and expenses). The 2,470,000 shares of New Common Stock represented (before dilution) 38.0% of the ownership of the Reorganized Company. The lenders sold such shares to W.S. Acquisition L.L.C. on the Effective Date. The New Senior Notes have a term of seven years with principal payments beginning in the fifth year. Interest thereon is due and payable semi-annually at 14.0% (including 4.0% payable in kind ("PIK"), with such PIK interest reduced permanently if the Reorganized Company achieves certain earnings levels established in the Reorganization Plan). The New Senior Notes are pre-payable at 101% of principal plus accrued interest, are secured by a lien on substantially all of the Reorganized Company`s assets, subordinate only to the Reorganized Company's new secured credit facilities, and have covenants, representations and other terms customary in instruments of this nature.

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

The Reorganization Plan also provided for other terms including: structured settlements with Fleet Credit Corporation (in connection with its claims arising from equipment financing), NHL Enterprises, Inc. and its affiliates (in connection with their claims arising from royalty obligations under licenses with the Company and alleged infringement of their property) and with the lessors under certain leases of real property (which lessors were former officers and directors of the Company); the incorporated Consent Decree entered in Vermont Superior Court by agreement with Maska U.S., Inc. ("Maska"); and an overall structured settlement among and between all of the creditor classes which resulted in, among other things, the recoveries described above for the secured creditors and unsecured creditors collectively as well as an intra-creditor structured recovery resulting (depending on the ultimate resolution of disputed claims) in the Company's former Senior Noteholders realizing approximately 40.9% on their claims, Maska's unsecured creditors realizing approximately 56.6% on their claims and the unsecured creditors of the other Debtors realizing approximately 31.9% on their claims.

3.  LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS

Substantially all the Company's liabilities as of the Petition Date were subject to settlement under a plan of reorganization, except as otherwise provided by order of the Bankruptcy Court. The Company was generally not permitted to make payments with respect to its pre-Petition Date liabilities until a plan of reorganization was confirmed by the Bankruptcy Court and consummated.

                                            June 28, 1997     Dec. 31, 1996
                                            -------------     -------------
  Priority Claims                              $2,130            $    661
  Secured Debt
         Principal                                                 92,045
         Interest                                                  12,838
  General Unsecured Claims                                         14,990
  Unsecured Debt, Principal and Interest                           84,665
  -------------------------------------------------------------------------
                                               $2,130            $205,199
  =========================================================================

                             SLM INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


Priority claims, the repayment of which the Company is required to prioritize under bankruptcy law, are comprised principally of income and property tax claims. Priority claims at June 28, 1997 remain subject to resolution with the Bankruptcy Court.

The Company has recorded interest expense only to the extent paid or earned during the proceedings and to the extent it was probable that the Bankruptcy Court would allow interest on pre-Petition Date debt as a priority, secured or unsecured claim. The excess contractual interest expense over recorded interest expense for the year ended December 31, 1995 and through the six months ended June 29, 1996 was approximately $2,100 and $9,600, respectively, and $3,800 for the three months ended June 29, 1996. There was no interest expense recorded in 1997 on pre-Petition debt.

4.   FRESH-START REPORTING

In connection with the emergence from bankruptcy, the Company adopted fresh-start reporting, as of April 11, 1997, in accordance with the requirements of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7").

In applying fresh-start reporting, the value of the Reorganized Company was allocated to the Company's net assets in conformity with the procedures specified by Accounting Principles Board Opinion No. 16 Business Combinations. SOP 90-7 required a determination of the Company's reorganizational value, representing the fair value of all of the Company's assets and liabilities, and an allocation of such values to the assets and liabilities (excluding deferred taxes) based on their relative fair values with the excess in reorganizational value over market values recorded as an intangible asset. As a result, the carrying values of the Company's assets and liabilities were adjusted to fair value as of April 11, 1997. Reorganizational value in excess of amounts allocable to identifiable assets of approximately $48,000 is being amortized on a straight line basis over twenty years. The application of SOP 90-7 resulted in the creation of a new reporting entity having no retained earnings or accumulated deficit.

For the purpose of the Reorganization Plan, the reorganizational equity value was estimated to be $66,600, based in part on management's estimates of future operating results. Reorganizational value necessarily assumes that the Reorganized Company will achieve its estimated future operating results in all material respects. If such results are not achieved, the value of the Reorganized Company that is ultimately realized could be materially different.

The Reorganization Plan had significant impacts on the financial statements of the Reorganized Company, including the creation of a new reporting entity upon emergence from bankruptcy through the application of fresh-start reporting pursuant to SOP 90-7. Accordingly, the Company's post-Reorganization balance sheets, statements of operations and statements of cash flows, which reflect the application of fresh-start reporting, have not been prepared on a consistent basis with the pre-Reorganization financial statements and are not comparable in all respects to the financial statements prior to the Reorganization. For accounting purposes, the inception date of the Reorganized Company is deemed to be April 12, 1997.

The effects of the Reorganization Plan and fresh-start reporting on the Company`s balance sheet at April 11, 1997 are as follows:

                                          SLM INTERNATIONAL, INC.
                           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                     (In thousands, except share data)


                                   CONDENSED CONSOLIDATED BALANCE SHEET
                                              April 11, 1997
                                                (Unaudited)

                                                                     PREDECESSOR                            REORGANIZED
ASSETS                                                                 COMPANY        ADJUSTMENTS             COMPANY
                                                                   -------------------------------------------------------
      Cash                                                            $  40,555        $ (36,098) a          $  4,457
      Other current assets                                               64,877             (189) b            64,688
                                                                   -------------------------------------------------------
             Total current assets                                       105,432          (36,287)              69,145
         Property, plant and equipment                                   10,382                                10,382
         Intangible and other assets, net                                 1,494           48,979  c            50,473
                                                                   -------------------------------------------------------
             Total assets                                             $ 117,308        $  12,692             $130,000
                                                                   =======================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     Short-term debt                                                  $                $   5,100  d          $  5,100
     Accounts payable and accrued liabilities                            18,029            3,162  e            21,191
     Long term debt, current portion                                        280            1,202  f             1,482
     Current portion of liabilities subject to compromise
         under reorganization proceedings                                45,035          (42,905) g             2,130
                                                                   -------------------------------------------------------
         Total current liabilities                                       63,344          (33,441)              29,903
     Long-term debt                                                                       32,935  f            32,935
     Other liabilities                                                      590                                   590
     Liabilities subject to compromise under reorganization
         proceedings                                                    160,164         (160,164) g
                                                                   -------------------------------------------------------
         Total liabilities                                              224,098         (160,670)              63,428
                                                                   -------------------------------------------------------
     Stockholders' equity (deficit)                                    (106,790)         173,362  h            66,572
                                                                   -------------------------------------------------------
         Total liabilities and stockholders' equity (deficit)         $ 117,308        $  12,692             $130,000
                                                                   =======================================================


The following is a brief description of the adjustments made in preparing the above Condensed Consolidated Balance Sheet (unaudited).

a. To reflect $45,198 paid out in accordance with the Reorganization Plan, net of $9,100 borrowed under new credit facilities.

b. To reflect the distribution of Net assets of discontinued operations pursuant to the Reorganization Plan.

c. To record excess of identifiable asset value as a result of fresh-start reporting, including principally a valuation associated with the Company's trademarks and costs associated with obtaining new credit facilities.

d.    To record borrowings under new credit facilities.

e. To record accounts payable and accrued liabilities incurred pursuant to the Reorganization Plan.

f. To record long-term debt under new credit facilities, New Senior Notes and other long-term debt incurred pursuant to the Reorganization Plan.

g. To eliminate liabilities in accordance with the Reorganization Plan. The Reorganization Plan resulted in an extraordinary gain on debt forgiveness of approximately $58,726.

h. To reflect fresh-start reporting and the new equity structure of the Reorganized Company pursuant to the Reorganization Plan.

                             SLM INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


The following Pro Forma Condensed Consolidated Statement of Operations for the six months ended June 28, 1997 has been prepared giving effect to the consummation of the Reorganization Plan, including the implementation of fresh-start reporting, as if consummation had occurred on January 1, 1997. Due to the Reorganization Plan and implementation of fresh-start reporting, financial statements effective April 12, 1997 for the Reorganized Company are not comparable to financial statements prior to that date for the Predecessor Company. However, for presentation of this statement, total results for 1997 are shown under the caption "Total Before Adjustments". The adjustments which give effect to the events that are directly attributable and expected to have a continuing impact on the Reorganized Company and which are set forth under the caption "Adjustments" reflect the implementation of the Reorganization Plan and the adoption of fresh-start reporting as if they had occurred on January 1, 1997.

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     For the six months ended June 28, 1997
                                   (Unaudited)

                                                                      TOTAL BEFORE
                                                                       ADJUSTMENTS        ADJUSTMENTS       PRO FORMA
                                                                  -------------------------------------------------------
Net sales                                                               $53,616            $                 $53,616
                                                                  --------------------------------------------------------
Operating income (loss)                                                  (4,367)              6,315  a         1,948

Debt related fees                                                         1,243              (1,243) b

Other expense (income), net                                                 625                 917  c         1,542

Interest expense                                                          1,214               1,464  d         2,678
                                                                  --------------------------------------------------------

(Loss) income before income taxes and extraordinary gain on
     discharge of debt                                                   (7,449)              5,177           (2,272)

Income taxes                                                                192                                  192
                                                                  --------------------------------------------------------

Net (loss) before extraordinary gain on discharge of debt                (7,641)              5,177           (2,464)

Extraordinary gain on discharge of debt                                  58,726             (58,726) e
                                                                  --------------------------------------------------------

Net income (loss)                                                       $51,085            $(53,549)         $(2,464)
                                                                  ========================================================


The following is a brief description of the adjustments made in preparing the Pro Forma Condensed Consolidated Statement of Operations (unaudited).

a.   To reflect adjustments for restructuring charges.

b. To reflect adjustments for costs incurred by the Company outside of its continuing operations.

c. To reflect amortization of the intangible associated with fresh-start reporting.

d. To reflect incremental interest expense associated with the Company's new credit facilities and New Senior Notes.

e.   To reflect adjustments for extraordinary gain on discharge of debt.

                             SLM INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


5.  SALE OF SUBSIDIARY

In May 1997, the Company sold for cash of $2,125 the shares of one of its wholly owned subsidiaries, Mitchel & King Skates Limited. The operating results of Mitchel & King Skates Limited are reflected in the Company's consolidated financial statements through the date of sale.

6.  RESTRUCTURING CHARGES

During the six months ended June 28, 1997, the Company recorded significant restructuring charges totaling $6,315 to reflect the impact of reorganizing operations strategically to position itself to sustain ongoing profitability. These costs consist primarily of lease cancellation costs ($2,257) at its Peterborough, N.H. and Beauport, Quebec facilities, impairment of fixed assets ($1,659), principally leasehold improvements at its Peterborough, N.H. facility, and severance and employee costs associated with the shutdown of three of the Company's manufacturing facilities.

7.  DEBT RELATED FEES AND DEFAULT INTEREST

As a result of the Filing, the Company incurred significant legal and professional fees totaling $311 and $1,912 for the three months ended and $1,243 and $3,626 for the six months ended June 28, 1997 and June 29, 1996 respectively. These fees include the cost of the Company's legal counsellors, financial advisors and consultants, as well as those of its bankers, Senior Noteholders and creditors. The debt related fees are net of $99 and $223 of interest earned on accumulated cash resulting from the Filing for the three months ended June 28, 1997 and June 29, 1996 and $500 and $322 for the six months then ended. These costs are included as Debt Related Fees in the Unaudited Consolidated Statement of Operations for the periods then ended.

Additionally, as a result of the Company's defaults under its financing agreements, its financial condition and the terms of Standstill Agreements with its lenders, since February 1995 the Company was charged an additional 3.0% interest on its bank debt. The higher interest rates resulted in incremental interest expense of $547 and $1,554 for the three months and six months ended June 29, 1996, respectively, which is included in Interest Expense in the Unaudited Consolidated Statements of Operations.

8.  INVENTORIES

Inventories consist of:

                                         June 28, 1997        Dec. 31, 1996
                                         -------------        -------------
       Finished products                    $31,385             $26,592
       Work in process                        1,734               2,669
       Raw materials and supplies             6,639               7,918
                                            -------             -------
                                            $39,758             $37,179
                                            =======             =======

9.  INDEBTEDNESS

A.  NEW INDEBTEDNESS

(i.)  BANK AGREEMENTS

On the Effective Date of the Reorganization Plan, SLM and two of its U.S. subsidiaries, Maska U.S., Inc. and #1 Apparel, Inc. (the "U.S. Subsidiaries"), entered into a Credit Agreement (the "U.S. Credit Agreement") with the lenders referred to therein (the "Lenders") and The Chase Manhattan Bank, as Agent ("Chase"). Simultaneously, one of the Company's Canadian subsidiaries, Sport Maska Inc., entered into a Credit Agreement (the "Canadian Credit Agreement" and, together with the U.S. Credit Agreement, the "Credit Agreements") with The Chase Manhattan Bank of Canada ("Chase Canada"). The maximum amount of loans and letters of credit that may be outstanding under the Credit Agreements is $74,000, consisting of $35,000 revolving credit loans under the U.S. Credit Agreement, $35,000 of revolving credit loans under the Canadian Credit Agreement and a $4,000 term loan (which was permanently reduced by $2,125 in June 1997 with the proceeds from the sale of one of the Company's subsidiaries) under the U.S. Credit Agreement. Borrowings under the Credit Agreements are guaranteed by certain subsidiaries and are collateralized by substantially all of the assets (including, without limitation, accounts receivable, inventory and the stock of certain subsidiaries) of the Company, the two U.S. Subsidiaries referred to above and the Company's other subsidiaries which are guarantors. Total amounts outstanding under the Credit Agreements were $9,100 and $11,696 at April 14, 1997 and June 28, 1997, respectively.

Borrowings under the U.S. Credit Agreement bear interest at an alternate base rate plus 1% per annum or at an interest rate based on LIBOR plus 2 3/4% per annum. Borrowings under the Canadian Credit Agreement bear

                             SLM INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


interest at Chase Canada's prime rate or at an alternate base rate plus 1% per annum. In addition, the Company is charged a quarterly commitment fee of up to 3/8 of 1% on the unused portion of the revolving credit facilities under the Credit Agreements and certain other fees.

The Credit Agreements include customary affirmative and negative covenants, including those relating to capital expenditures, interest coverage and the incurrence of additional indebtedness.

(ii.)  NEW SENIOR NOTES

On April 11, 1997 the Company issued $29,500 principal amount of 14% Senior Secured Notes due April 1, 2004 (the "New Senior Notes"), pursuant to an Indenture with The Bank of New York, as trustee. The New Senior Notes were issued by the Company under the Reorganization Plan as partial satisfaction of the Company's obligations to its former secured lenders under the Loan and Security Agreement referred to below.

Interest is payable on the New Senior Notes semi-annually at the rate of 14% per annum, with such interest rate being permanently reduced by up to 4% if the Company meets certain earnings tests. Further, of the initial 14% interest rate, 10% is payable in cash and 4% is payable by the issuance of additional New Senior Notes.

The New Senior Notes are guaranteed by certain subsidiaries and are collateralized by substantially all of the assets of the Company (including, without limitation, accounts receivable, inventory and the stock of certain subsidiaries). The lien of the trustee for the benefit of itself and the New Senior Noteholders is junior to the liens of Chase and Chase Canada. The Indenture also includes customary affirmative and negative covenants.

B.  OLD INDEBTEDNESS

As a result of the Filing, certain of the Company's indebtedness was classified as liabilities subject to compromise under reorganization proceedings, at Decemeber 31, 1996. The Reorganization Plan substantially altered the rights of most pre-petition unsecured creditors by liquidating their allowed claims at less than 100% of their face value (see Note 2).

Under the Reorganization Plan, lenders under a Loan and Security Agreement received (i) $44,213 in cash; (ii) $29,500 principal in New Senior Notes; and
(iii) 2,470,000 shares of New Common Stock, representing approximately 38.0% of the outstanding New Common Stock. The lenders sold such shares to W.S. Acquisition L.L.C. on the Effective Date. In addition, holders of the Company's 6.76% Senior Notes due February 15, 2004 and the lender of a note issued to settle certain litigation received distributions of shares of the Company's New Common Stock (see Notes 2 and 10).

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

Maska undertook its own investigation to determine the extent of contamination, the rate of movement and the concentration of the contaminants, the appropriate action required for site remediation and the identification of other parties who should bear a share of the costs of remediation. The Company is seeking recovery against the former owners and affiliates of the Bradford property and facility and the owner of an adjacent parcel for the costs of such investigation and remediation. During April 1996, Maska and the State of Vermont entered into a consent decree ("Consent Decree") setting forth the terms under which Maska has agreed to remediate specified hazardous materials if, and to the extent, found on the contaminated property or caused by Maska. The Consent Decree was approved by the Bankruptcy Court on May 14, 1996 and approved and entered in Vermont Superior Court on June 20, 1996. The Consent Decree is subject to several conditions, including ongoing payment by the Company of certain State of Vermont oversight fees up to a maximum of $60 per year. In addition, the Company paid to Vermont a civil fine stipulated penalty of $250. While the total cost of investigation and remediation cannot be determined until the investigation required by VTDEC is complete and the extent of the Company's

                             SLM INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


remedial obligations have been determined, the Company believes that the remaining costs will be approximately $1,400 in the aggregate, payable over the next several years.

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

In 1992, the owner of a property adjacent to Maska's manufacturing facility in Bradford, Vermont, filed an action in Vermont Superior Court alleging that its property has been contaminated as a result of the Company's manufacturing activities and seeking compensatory and punitive damages under the Vermont Groundwater Protection Law and various common law theories. During June 1995, Maska reached a settlement of all claims with the adjacent landowner consisting of $1,000 cash (which was paid during July 1995) and a $6,000 note. The Company recorded a provision of $7,000 for this settlement during the year ended December 31, 1995. Under the Plan, the adjacent landowner received a distribution of shares of the Company's New Common Stock to satisfy the note.

A holder of a Maska unsecured claim has asserted an equitable lien on Maska's recovery, if any, in the Insurance Litigation and also has commenced an independent action against the defendant insurance companies pursuant to Vermont's direct action statute. The Company believes that the asserted equitable lien is without merit and that the independent direct action violated the automatic stay pursuant to Section 362 of the Bankruptcy Code. The Company currently is evaluating its options for legal recourse in these matters.

B.  SECURITIES LITIGATION:

On February 14, 1996, the Company, together with certain of its former officers and directors, reached a settlement with the plaintiffs in a class action securities litigation. The settlement provides for the cash payment by the Company's insurer of $8,750, on behalf of certain former officers and directors of the Company who are defendants. In addition, the Company agreed to issue 1,000,000 shares of its Common Stock which was converted into warrants under the Reorganization Plan. As a result of the settlement, the Company recorded a provision of approximately $1,563 (the market value of 1,000,000 shares of Common Stock on the date the settlement was agreed to) in the year ended December 31, 1995. During July 1996, the settlement was approved by the Bankruptcy Court and the U.S. District Court for the Southern District of New York. Additionally, during August 1996 certain of the Company's creditors filed an appeal with the Bankruptcy Court with respect to the Bankruptcy Court's approval of the settlement which was dismissed with prejudice in connection with the Reorganization Plan.

C.  PRODUCT LIABILITY LITIGATION:

A pre-petition personal injury claim involving a spinal injury which was filed in 1989 has been asserted against the Company for which the Company did not have sufficient insurance coverage. That claim and its attendant litigation has been settled, was approved by the Bankruptcy Court and was treated under the Reorganization Plan pursuant to the terms of the settlement. The Company is unaware of any other personal injury claims for which there is not adequate insurance coverage.

In connection with the claim, American Home Assurance Company ("American Home") commenced, in 1991, a declaratory judgment action against the Company in the U.S. District Court for the District of Massachusetts ("Massachusetts District Court") in respect of its duty to defend and to indemnify the Company and an action in Quebec Superior Court in Montreal, Canada to recover defense costs. The Company filed a response to the

                             SLM INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


declaratory judgment action and a counterclaim in Quebec Superior Court alleging American Home failed to fulfill its duty to defend the Company. American Home has alleged that it is entitled to payment in full for any amounts it recovers against the Company. The Company believes that American Home's claims and contentions are without merit and, in any event, would be treated under the Reorganization Plan. In the event that the Company is required to make such a payment, it anticipates having funds sufficient to meet any Court-ordered obligation. American Home's claim in respect of the recovery of defense costs against the Company is in the amount of approximately $575.

Other than certain legal proceedings arising from the ordinary course of business, which the Company believes will not have a material adverse effect on the financial position, results of operations, or cash flows, there is no other litigation pending or threatened against the Company.

                             SLM INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

On October 24, 1995, SLM International, Inc. ("SLM") and six of its subsidiaries filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. (SLM) and those subsidiaries chose to seek court protection from creditors in order to conduct their operations while preparing a reorganization plan. The Bankruptcy Court entered an order authorizing the joint administration of the Debtors' Chapter 11 Cases. On September 12, 1996 the Debtors filed a Chapter 11 Plan of Reorganization and on November 13, 1996, the Debtors filed a First Amended Chapter 11 Plan of Reorganization, as amended from time to time, with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan which became effective on April 11, 1997 and the Company emerged from bankruptcy. Disruptions that occurred prior to and which may have been or may be caused by the Filing will affect the Company's operating performance for a given period and could continue to affect the Company's results in 1997.

Financial comparisons herein are based on the combined results for the Reorganized Company and the Predecessor Company for the six months and three months ended June 28, 1997 as compared to results for the Predecessor Company for the six months and three months ended June 29, 1996.

SELECTED FINANCIAL DATA

The combined consolidated financial information presented below should be read in conjunction with the Results of Operations included in this Form 10-Q. FOR THE PRESENTATION OF THIS STATEMENT, RESULTS FOR THE REORGANIZED COMPANY AND PREDECESSOR COMPANY HAVE BEEN COMBINED FOR THE 1997 PERIODS.


                                           SLM INTERNATIONAL, INC.
                               COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)
                                               (In thousands)

                                                         For the Three Months Ended          For the Six Months Ended
                                                     ---------------------------------    -------------------------------
                                                         Combined                           Combined
                                                      June 28, 1997     June 29, 1996     June 28, 1997    June 28, 1996
                                                      -------------     -------------     -------------    -------------
Net sales                                                $31,901           $33,252           $53,616          $59,715
Cost of goods sold                                        19,320            21,371            32,918           37,656
                                                     --------------------------------------------------------------------
     Gross profit                                         12,581            11,881            20,698           22,059

Selling, general and administrative expenses               9,533            10,809            18,750           21,228

Restructuring charges                                                                          6,315
                                                     --------------------------------------------------------------------
     Operating income (loss)                               3,048             1,072            (4,367)             831

Debt related fees                                            311             1,912             1,243            3,626

Other expense (income), net                                  546               (18)              625               37

Interest expense                                           1,192             3,097             1,214            6,280
                                                     --------------------------------------------------------------------
     Income (loss) before income taxes and
     extraordinary gain on discharge of debt                 999            (3,919)           (7,449)          (9,112)

Income taxes                                                 192                                 192
                                                     --------------------------------------------------------------------
     Income (loss) before extraordinary gain on
     discharge of debt                                       807            (3,919)           (7,641)          (9,112)

Extraordinary gain on discharge of debt                   58,726                              58,726
                                                     --------------------------------------------------------------------
Net income (loss)                                        $59,533            (3,919)          $51,085          $(9,112)
                                                     ====================================================================


                             SLM INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 28, 1997

1997 COMPARED TO 1996

Net sales decreased 10.2% to $53.6 million in the six months ended June 28, 1997 as compared to $59.7 million in the six months ended June 29, 1996. The decline in sales resulted primarily from the decreases in sales of inline skates and apparel, offset, in part, by sales increases in ice skates. Compared to 1996, sales in 1997 continued to be negatively affected by a weak retail environment in the sports and leisure products industry and increased amounts of deeply discounted merchandise offered by other manufacturers. Furthermore, the Company reduced the amount of business conducted with certain specialty retailers and mass merchandisers to whom previous sales were made at low margins and high credit risk, and has reduced or eliminated certain incentives to customers. Net sales decreased 4.1% to $31.9 million in the three months ended June 28, 1997 as compared to $33.3 million in the three months ended June 29, 1996. The decline in sales resulted primarily from the same factors which affected the six month sales noted above.

Gross profit for the six months ended June 28, 1997 was $20.7 million compared to $22.1 million for 1996, a decrease of 6.2% despite a sales decline of 10.2% during the same period. Measured as a percentage of net sales, gross profit margins increased to 38.6% in 1997 from 36.9% in 1996. These higher gross profit margins are a result of favorable product mix and reduced sales of excess, obsolete and slow moving inventories as compared to 1996. Gross profit for the three months ended June 28, 1997 was $12.6 million compared to $11.9 million for 1996, an increase of 5.9% despite a sales decline of 4.1% during the same period. Measured as a percentage of net sales, gross profit margins increased to 39.4% in 1997 from 35.7% in 1996. Gross profit was positively affected by product mix and increased utilization of manufacturing capacity.

For the six months ended June 28, 1997, selling, general and administrative expenses decreased 11.7% to $18.8 million compared to $21.2 million in the prior year period. Measured as a percentage of net sales, these expenses were 35.0% in 1997 versus 35.6% in 1996. Expenses decreased due to generally lower operating expenses resulting from the Company's continued efforts to aggressively reduce costs, reduced variable selling costs, principally commissions, and lower distribution and administrative expenses, including personnel costs. The decreases were offset in part by increased sales taxes. For the three months ended June 28, 1997, selling, general and administrative expenses decreased 11.8% to $9.5 million from $10.8 million in the same period in 1996 due to the factors noted above. Measured as a percentage of net sales, these expenses decreased to 29.9% from 32.5%.

During the six months ended June 28, 1997, the Company recorded restructuring costs of $6.3 million relating to the downsizing of its manufacturing and distribution operations. These costs consist primarily of lease cancellation costs ($2.3 million) at its Peterborough, N.H. and Beauport, Quebec facilities, impairment of fixed assets ($1.7 million), principally leasehold improvements at its Peterborough, N.H. facility, and severance and employee costs associated with the shutdown of three of the Company's manufacturing facilities, and are included in Restructuring Charges in the Unaudited Consolidated Statements of Operations.

Excluding the restructuring charges, operating income for the six months ended June 28, 1997 was $1.9 million primarily as a result of increased gross profit margins and lower selling, general and administrative expenses discussed above. Including the restructuring charges, the operating loss for the six months ended June 28, 1997 was $4.4 million. The operating income for the six months ended June 29, 1996 was $0.8 million with no restructuring charges for that period. Operating income for the three months ended June 28, 1997 was $3.0 million compared to $1.1 million for the same period in 1996.

As a result of the Debtors' Chapter 11 Cases, the Company incurred significant legal and professional fees totaling $1.2 million and $3.6 million during the six months ended June 28, 1997 and June 29, 1996, respectively, and $0.3 million and $1.9 million, during the three months then ended, respectively. These fees include the cost of the Company's legal counsellors, financial advisors and consultants, as well as those of certain of its creditors. These costs, which represent approximately 16.3% and 39.8% of the Company's income (loss) before extraordinary gain on discharge of debt for the six months ended June 28, 1997 and June 29, 1996, respectively, and 38.5% and 48.8% for the three months ended June 28, 1997 and June 29, 1996, respectively, are included as Debt Related Fees in the Unaudited Consolidated Statements of Operations for the periods then ended.

                             SLM INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense approximated $1.2 million for both the six months and three months ended June 28, 1997 and $6.3 million and $3.1 million for the respective periods ended June 29, 1996. During the reorganization proceedings, the Company was generally not permitted to pay interest. Therefore, the Company will record interest expense only to the extent paid or earned during the proceedings and to the extent it is probable that the Bankruptcy Court will allow interest on pre-Petition Date debt as a priority, secured or unsecured claim. On the Effective Date, the Company entered into various debt agreements (see "Liquidity and Capital Resources" below) resulting in 1997 interest expense.

The Company's loss before extraordinary gain on debt discharge for the six months ended June 28, 1997 was $7.6 million compared to $9.1 million in the comparable prior year period. For the three months ended June 28, 1997, income was $0.8 million compared to a loss of $3.9 million for the three months ended June 29, 1996.

On April 11, 1997, the Company emerged from bankruptcy and, as a result of its Reorganization Plan and implementation of fresh-start reporting, approximately $58.7 million of its liabilities were forgiven and are included in Extraordinary Gain on Discharge of Debt in the Unaudited Consolidated Statements of Operations.

The Company`s net income for the six months and three months ended June 28, 1997 was $51.1 million and $59.5 million, respectively, compared to net losses of $9.1 million and $3.9 million in the comparable prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

On October 24, 1995, SLM International, Inc. and six of its subsidiaries filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. From the Filing to April 11, 1997, the Company and those subsidiaries operated their businesses in the ordinary course as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. The Bankruptcy Court entered an order authorizing the joint administration of the Debtors' Chapter 11 Cases. On September 12, 1996 the Debtors filed a Chapter 11 Plan of Reorganization and on November 13, 1996, the Debtors filed a First Amended Chapter 11 Plan of Reorganization, as amended from time to time (the "Reorganization Plan"), with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan and the Plan became effective on April 11, 1997.

The Filing enabled the Company to stabilize its liquidity position because the cash requirements for the payment of accrued interest, accounts payable and other liabilities, which arose prior to the Filing, were in most cases deferred until the Reorganization Plan was approved by the Bankruptcy Court.

Management expects to finance the Company's short-term working capital and capital expenditures requirements through cash generated by its operations and through its new credit facilities. On the Effective Date of the Reorganization Plan, the Company and two of its U.S. subsidiaries, Maska U.S., Inc. and #1 Apparel, Inc., entered into a Credit Agreement (the "U.S. Credit Agreement") with the lenders referred to therein and The Chase Manhattan Bank, as Agent ("Chase"). Simultaneously, one of the Company's Canadian subsidiaries, Sport Maska Inc., entered into a Credit Agreement (the "Canadian Credit Agreement" and, together with the U.S. Credit Agreement, the "Credit Agreements") with The Chase Manhattan Bank of Canada ("Chase Canada"). The maximum amount of loans and letters of credit that may be outstanding under the Credit Agreements is $74.0 million, consisting of $35.0 million of revolving credit loans under the U.S. Credit Agreement, $35.0 million of revolving credit loans under the Canadian Credit Agreement and a $4.0 million term loan (which was permanently reduced by $2.1 million in June 1997 with the proceeds from the sale of one of the Company's subsidiaries) under the U.S. Credit Agreement. Borrowings under the Credit Agreements are guaranteed by certain subsidiaries and are secured by substantially all of the assets (including, without limitation, accounts receivable, inventory and the stock of certain subsidiaries) of the Company. Total amounts outstanding under the Credit Agreements were $9.1 million and $11.7 million at April 14, 1997 and June 28, 1997, respectively.

Borrowings under the U.S. Credit Agreement bear interest at an alternate base rate plus 1% per annum or at an interest rate based on LIBOR plus 2 3/4% per annum. Borrowings under the Canadian Credit Agreement bear interest at Chase Canada's prime rate or at an alternate base rate plus 1% per annum. In addition, the Company is charged a quarterly commitment fee of up to 3/8 of 1% on the unused portion of the revolving credit facilities under the Credit Agreements and certain other fees.

The Credit Agreements include customary affirmative and negative covenants, including those relating to capital expenditures, interest coverage and the incurrence of additional indebtedness.

                             SLM INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On April 11, 1997 the Company issued $29.5 million principal amount of 14% Senior Secured Notes due April 1, 2004 (the "New Senior Notes"), pursuant to an Indenture with The Bank of New York, as trustee. The New Senior Notes were issued by the Company under the Reorganization Plan as partial satisfaction of the Company's obligations to its former senior lenders under a Loan and Security Agreement ("Bank Agreement") with a syndicate of banks led by Fleet Credit Corporation. Under the Plan, the lenders under the Bank Agreement also received
(i) $44.2 million in cash; and (ii) 2,470,000 shares of New Common Stock, representing approximately 38.0% of the outstanding New Common Stock. The lenders sold such shares to W.S. Acquisition L.L.C. on the Effective Date.

Interest is payable on the New Senior Notes semi-annually at the rate of 14% per annum, with such interest rate being permanently reduced by up to 4% if the Company meets certain earnings tests. Further, of the initial 14% interest rate, 10% is payable in cash and 4% is payable by the issuance of additional New Senior Notes. The New Senior Notes have a term of seven years with principal payments beginning in the fifth year.

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

The Company's financing requirements for long-term growth, future capital expenditures and debt service are expected to be met through cash generated by its operations and through its new credit facilities. During the six months ended June 28, 1997, the Company's operations provided $0.5 million of cash as compared to a use of $1.7 million in 1996. Discontinued operations provided $3.9 million from operations in the six months ended June 28, 1996. The Company incurred a loss of $7.6 million, exclusive of the extraordinary gain on discharge of debt, compared to a loss of $9.1 million in 1996; however, the cash impact was mitigated due to non-cash charges for receivables, inventory, intangibles and restructuring charges.

Cash provided by investing activities during the six months ended June 28, 1997 of $1.6 million included $2.1 million of proceeds from the sale of one of the Company's subsidiaries, offset, in part, by $0.3 million of purchases of fixed assets. Cash used in investing activities included $1.3 million of purchases of fixed assets during the six months ended June 29, 1996.

Net cash used in financing activities during the six months ended June 28, 1997 was approximately $35.8 million, resulting primarily from payments to creditors on the Effective Date to satisfy claims ($36.1 million), costs incurred to secure new debt facilities ($2.1 million), principal payments on debt ($2.3 million) including payment on the term loan under the U.S. Credit Agreement and offset in part by borrowings under the Company's Credit Agreements ($4.7 million) for its short-term working capital requirements. Net cash flows used in financing activities during the six months ended June 29, 1996 was approximately $3.9 million, resulting primarily from the use of cash from discontinued operations for principal payments on the Company's secured debt as allowed by the Bankruptcy Court.

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

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits:

               27.1   Financial Data Schedule

         (b) Reports filed on Form 8-K during the quarter ended June 28, 1997:

              (i) On April 17, 1997 the Company filed a Form 8-K with
                  respect to the Company's emergence from Bankruptcy and its Plan of Reorganization becoming effective April 11, 1997.

             (ii) On May 9, 1997 the Company filed a Form 8-K and on May
                  29, 1997 filed a Form 8-K/A with respect to the change in the Company's certifying accountants effective May 7, 1997.

                             SLM INTERNATIONAL, INC.


                                   SIGNATURES
                                   ----------

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SLM INTERNATIONAL, INC.
                                  (REGISTRANT)

                       By:  /s/ RUSSELL J. DAVID
                            ----------------------------------------------------
                            Name:   Russell J. David
                            Title:  Vice President, Finance
                                    (Principal Financial and Accounting Officer)

Date: August 18, 1997