Form 10-Q
period 1997-09-27
SLM INTERNATIONAL INC /DE
filed 1997-11-17
CIK 880036

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


(Mark One)

    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 27, 1997

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                        Commission file number 0 - 19596


                            SLM INTERNATIONAL, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                DELAWARE                                         13-36-32297
     ------------------------------                          -------------------
     (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)


 C/O MASKA U.S., INC., 139 HARVEST LANE,
       PO BOX 1200, WILLISTON, VT                                   05495
---------------------------------------                           ----------
(Address of principal executive offices)                          (Zip code)


        Registrant's telephone number, including area code 802-872-4226


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                              YES  X     NO
                                  ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              CLASS                         OUTSTANDING AT NOVEMBER 13, 1997
   ----------------------------             --------------------------------
   Common Stock, $.01 par value                          6,500,000

================================================================================

                             SLM INTERNATIONAL, INC.

                                    FORM 10-Q

                                   ----------

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Consolidated Statements of Operations for the
          three months ended September 27, 1997, April 12
          through September 27, 1997, January 1 through April 11,
          1997 and the three months and nine months ended
          September 28, 1996 .........................................      1

        Unaudited Consolidated Balance Sheets at September 27,
          1997 and December 31, 1996 .................................      2

        Unaudited Consolidated Statements of Cash Flows for
          April 12 through September 27, 1997, January 1
          through April 11, 1997 and the nine months ended
          September 28, 1996 .........................................      3

        Notes to Unaudited Consolidated Financial Statements .........      4


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ........................     13


PART II OTHER INFORMATION

Item 1. Legal Proceedings ............................................     18

Item 5. Other Information ............................................     18

Item 6. Exhibits and Reports on Form 8-K .............................     18

                                                  SLM INTERNATIONAL, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)
                                             (In thousands, except share data)


                                                    |   Reorganized Company     |           Predecessor Company
                                                    |-------------------------  |  ---------------------------------------
                                                    |            1997           |    1997    |            1996
                                                    |-------------------------  |  --------  |  --------------------------
                                                    |     (a)            (a)    |            |
                                                    |Three Months     April 12  |  January 1 |  Three Months  Nine  Months
                                                    |    Ended         through  |   through  |     Ended         Ended
                                                    |  Sept. 27       Sept. 27  |   April 11 |    Sept. 28      Sept. 28
                                                    |---------------------------|------------|----------------------------
Net sales ......................................... | $   38,696     $   66,773 |    $25,539 |     $44,930      $104,645
                                                    |                           |            |
Cost of goods sold ................................ |     22,886         39,797 |     16,007 |      29,820        67,476
                                                    |---------------------------|------------|----------------------------
     Gross profit ................................. |     15,810         26,976 |      9,532 |      15,110        37,169
                                                    |                           |            |
Selling, general and                                |                           |            |
  administrative expenses ......................... |      9,659         17,088 |     11,321 |      11,989        33,217
                                                    |                           |            |
Amortization of excess reorganization               |                           |            |
  value (see Note 4) .............................. |        604          1,108 |            |
                                                    |                           |            |
Restructuring charges (see Note 6) ................ |                           |      6,315 |       2,488         2,488
                                                    |---------------------------|------------|----------------------------
     Operating  income (loss) ..................... |      5,547          8,780 |     (8,104)|         633         1,464
                                                    |                           |            |
Debt related fees (see Note 7) .................... |                           |      1,243 |       2,085         5,711
                                                    |                           |            |
Other expense (income), net ....................... |        149             77 |        193 |         (74)          (37)
                                                    |                           |            |
Interest expense .................................. |      1,403          2,503 |        114 |       3,160         9,440
                                                    |---------------------------|------------|----------------------------
     Income (loss) before income taxes and          |                           |            |
       extraordinary gain on discharge of debt .... |      3,995          6,200 |     (9,654)|      (4,538)      (13,650)
                                                    |                           |            |
Income taxes ...................................... |        133            293 |         32 |
                                                    |---------------------------|------------|----------------------------
     Income (loss) before extraordinary gain        |                           |            |
       on discharge of debt ....................... |      3,862          5,907 |     (9,686)|      (4,538)      (13,650)
                                                    |                           |            |
Extraordinary gain on discharge of debt ........... |                           |     58,726 |
                                                    |---------------------------|------------|----------------------------
Net income (loss) ................................. | $    3,862     $    5,907 |    $49,040 |     $(4,538)     $(13,650)
                                                    |===========================|=========================================
Net income per share (b) .......................... | $     0.59     $     0.91 |
                                                    |===========================|
Average shares outstanding(b) ..................... |  6,500,000      6,500,000 |
                                                     ===========================
---------------

(a)  Due to the Reorganization Plan and implementation of fresh-start reporting, financial statements after April 11, 1997 for the reorganized company are not comparable to financial statements prior to that date. See "Notes to Unaudited
     Consolidated Financial Statements" for more information on the Reorganization Plan and implementation of fresh-start reporting. (See "Management`s Discussion and Analysis" (page 13) for comparison purposes.)

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


                             SLM INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                                       Reorganized | Predecessor
                                                         Company   |   Company
                                                        Sept. 27,  |  Dec. 31,
                                                          1997     |    1996
                                                       ------------|----------
ASSETS                                                             |
                                                                   |
CURRENT ASSETS                                                     |
Cash and cash equivalents .........................     $    498   | $  35,589
Accounts receivable, net ..........................       38,223   |    33,313
Inventories (see Note 8) ..........................       33,441   |    37,179
Prepaid expenses and other assets .................        4,333   |     5,757
Net assets of discontinued operations .............         --     |       189
                                                        -----------|----------
     Total current assets .........................       76,495   |   112,027
Property, plant and equipment, net of                              |
  accumulated depreciation                                         |
  (1997 $14,623; 1996 $17,172) ....................        9,203   |    12,817
Intangible and other assets, net of                                |
  accumulated amortization                                         |
  (1997 $1,437; 1996 $61) .........................       49,053   |        81
                                                        -----------|----------
     Total assets .................................     $134,751   | $ 124,925
                                                        ===========|==========
                                                                   |
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     |
                                                                   |
CURRENT LIABILITIES                                                |
Short-term debt (see Note 9) ......................     $  9,066   | $    --
Accounts payable and accrued liabilities ..........       17,752   |    15,297
Long-term debt, current portion ...................        1,486   |       369
Income taxes payable ..............................          619   |       648
Current portion of liabilities subject to                          |
  compromise under reorganization                                  |
  proceedings  (see Note 3) .......................        2,130   |    45,035
                                                        -----------|----------
     Total current liabilities ....................       31,053   |    61,349
Long-term debt (see Note 9) .......................       30,620   |      --
Other liabilities .................................          490   |       601
Liabilities subject to compromise under                            |
  reorganization proceedings  (see Note 3) ........         --     |   160,164
                                                        -----------|----------
     Total liabilities ............................       62,163   |   222,114
                                                        -----------|----------
                                                                   |
COMMITMENTS AND CONTINGENCIES (see Note 10)                        |
                                                                   |
STOCKHOLDERS' EQUITY (DEFICIT)                                     |
Common stock ......................................           65   |       189
Additional paid-in capital ........................       66,507   |    88,564
Retained earnings (deficit) .......................        5,907   |  (182,291)
Foreign currency translation adjustments ..........          109   |    (3,651)
                                                        -----------|----------
     Total stockholders' equity (deficit) .........       72,588   |   (97,189)
                                                        -----------|----------
     Total liabilities and stockholders'                           |
       equity (deficit) ...........................     $134,751   | $ 124,925
                                                        ======================

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

                             SLM INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                            Reorganized|
                                              Company  |   Predecessor Company
                                              -------- | -----------------------
                                                1997   |   1997    |    1996
                                              -------- | --------- | -----------
                                              April 12 | January 1 | Nine months
                                              through  |  through  |    ended
                                              Sept. 27 |  April 11 |  Sept. 28
                                              ---------|-----------|----------
OPERATING ACTIVITIES:                                  |           |
Net income (loss) .........................   $  5,907 |  $ 49,040 |  $(13,650)
Adjustments to reconcile net income                    |           |
  (loss) to net cash provided by (used in)             |           |
  operating activities:                                |           |
    Restructuring charges .................            |     6,315 |     2,488
    Depreciation and amortization .........      2,563 |       807 |     2,071
    Provisions for inventory, doubtful                 |           |
      accounts and other deductions .......      6,275 |     2,301 |    11,493
    Loss (gain) on sale and disposal of                |           |
      fixed assets ........................        (17)|         5 |       (19)
    Extraordinary gain on discharge of                 |           |
      debt ................................            |   (58,726)|
    Loss (gain) on foreign exchange .......       (227)|       263 |        13
Change in operating assets and liabilities:            |           |
    Accounts receivable ...................    (14,675)|       965 |   (19,306)
    Inventories ...........................        976 |       884 |     1,972
    Prepaid expenses and other assets .....      1,834 |       816 |    (2,570)
    Accounts payable and accrued                       |           |
      liabilities .........................    (10,033)|     4,576 |     7,819
    Discontinued operations ...............            |       189 |     6,817
                                              ---------|-----------|----------
        Net cash provided by (used in)                 |           |
          operating activities.............     (7,397)|     7,435 |    (2,872)
                                              ---------|-----------|----------
INVESTING ACTIVITIES:                                  |           |
    Proceeds from sale of subsidiary ......      2,125 |           |
    Purchases of fixed assets .............       (619)|      (285)|    (1,771)
    Proceeds from sales of fixed assets ...        338 |        73 |       293
                                              ---------|-----------|----------
        Net cash provided by (used in)                 |           |
          investing activities.............      1,844 |      (212)|    (1,478)
                                              ---------|-----------|----------
FINANCING ACTIVITIES:                                  |           |
     Short-term borrowings, net ...........      3,966 |           |
     Principal payments on debt ...........     (2,311)|       (89)|    (5,342)
     Deferred financing costs .............            |    (2,146)|
     Liabilities subject to compromise ....            |   (36,099)|
                                              ---------|-----------|----------
        Net cash provided by (used in)                 |           |
          financing activities.............      1,655 |   (38,334)|    (5,342)
                                              ---------|-----------|----------
Effects of foreign exchange rate on cash ..        (60)|       (22)|         4
                                              ---------|-----------|----------
Decrease in cash ..........................     (3,958)|   (31,133)|    (9,688)
Cash at beginning of period ...............      4,456 |    35,589 |    18,605
                                              ---------|-----------|----------
Cash at end of period .....................   $    498 |  $  4,456 |  $  8,917
                                              ================================


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

SLM and six of its subsidiaries (collectively, the "Debtors", or the "Predecessor Company") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Filing") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on October 24, 1995 (the "Petition Date"). On September 12, 1996, the Debtors filed a Chapter 11 Plan of Reorganization and on November 13, 1996, the Debtors filed a First Amended Chapter 11 Plan of Reorganization, as amended from time to time (the "Reorganization Plan") with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan which became effective on April 11, 1997 (the "Effective Date") and the Debtors emerged from bankruptcy (the "Reorganized Company") (see Notes 2 and 4).

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which, except as otherwise disclosed, assumes that assets will be realized and liabilities will be discharged in the normal course of business. The financial statements for periods preceeding the Effective Date do not include any adjustments which resulted from the Reorganization Plan. The Reorganization Plan had a significant impact on the financial statements of the Reorganized Company and the Company accounted for such Reorganization Plan using "fresh-start" reporting (see Note 4).

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

2. REORGANIZATION CASE

On June 26, 1996, the Debtors announced that they entered into an agreement with representatives of the Debtors' Noteholders and trade and other unsecured creditors (the "Unsecured Creditors Committee") on a term sheet (the "Term Sheet") setting forth the material provisions of a Reorganization Plan. Thereafter, the Debtors and Unsecured Creditors Committee reached an agreement in principle with assignees of the Debtors' former lenders (the "Secured Creditor Group") on the terms of the Reorganization Plan. On September 12, 1996, the Debtors filed with the Bankruptcy Court a proposed Chapter 11 Plan of Reorganization (the "Proposed Plan") and a Disclosure Statement Pursuant to
Section 1125 of the United States Bankruptcy Code incident to the Proposed Plan. After further negotiations and term modifications among the Debtors and their creditor constituencies, on November 13, 1996, the Debtors filed with the Bankruptcy Court the Reorganization Plan and the First Amended Disclosure Statement Pursuant to Section 1125 of the United States Bankrupcty Code incident to the Reorganization Plan. On November 19, 1996, the Bankruptcy Court approved the adequacy of the First Amended Disclosure Statement as modified in open court (the "Disclosure Statement"). On January 23, 1997, the Bankruptcy Court entered an order confirming the Reorganization Plan as modified, the effectiveness of which was contingent upon, among other things, the completion of a secured credit facility. The Reorganization Plan represented the culmination of management analyses and negotiation amongst representatives of principal parties in interest regarding the best means to maximize and to allocate value to the Debtors' creditors and stockholders in accordance with their legal and contractual rights and priorities with due regard to the potential causes of action and claims that could be asserted against and by certain creditors. Upon the satisfaction of all conditions precedent to the occurrence of the Effective Date, the Reorganization Plan was declared effective on April 11, 1997.

                             SLM INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


Under the Reorganization Plan, among other things:

o The Debtors' secured creditors received $44,213 in cash, $29,500 principal in new senior notes (the "New Senior Notes") and 2,470,000 shares of new common stock (the "New Common Stock") of the Reorganized Company, in exchange for approximately $108,000 of secured and unsecured indebtedness (which amount included the secured creditors estimate of post-filing interest and expenses). The 2,470,000 shares of New Common Stock represented (before dilution) 38.0% of the ownership of the Reorganized Company. The lenders sold such shares to W.S. Acquisition L.L.C. on the Effective Date. The New Senior Notes have a term of seven years with principal payments beginning in the fifth year. Interest thereon is due and payable semi-annually at 14.0% (including 4.0% payable in kind ("PIK")), with such PIK interest reduced permanently if the Reorganized Company achieves certain earnings levels established in the New Senior Notes' Indenture. The New Senior Notes are pre-payable at 101% of principal plus accrued interest, are secured by a lien on substantially all of the Reorganized Company`s assets, subordinate only to the Reorganized Company's new secured credit facilities, and have covenants, representations and other terms customary in instruments of this nature.

o The Debtors' unsecured creditors received: 4,030,000 shares of New Common Stock representing, at the time of issuance, 62.0% of the ownership in the Reorganized Company, subject to dilution upon the exercise of warrants distributed to equity security holders and stock options which may be issued to the Reorganized Company's officers and key personnel (up to 15.0% of the New Common Stock at varying exercise prices), in exchange for approximately $120,000 of unsecured indebtedness. For purposes of the Reorganization Plan, the New Common Stock was valued at approximately $10.16 per share.

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

                                                      Sept. 27,   Dec. 31,
                                                        1997        1996
                                                      --------    --------
    Priority Claims ..............................     $2,130     $    661
    Secured Debt
         Principal ...............................                  92,045
         Interest ................................                  12,838
    General Unsecured Claims .....................                  14,990
    Unsecured Debt, Principal and Interest .......                  84,665
                                                       -------------------
                                                       $2,130     $205,199
                                                       ===================

                             SLM INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


Priority claims, the repayment of which the Company is required to prioritize under bankruptcy law, are comprised principally of income and property tax claims. Priority claims at September 27, 1997 remain subject to resolution with the Bankruptcy Court.

The Company has recorded interest expense only to the extent paid or earned during the proceedings and to the extent it was probable that the Bankruptcy Court would allow interest on pre-Petition Date debt as a priority, secured or unsecured claim. The excess contractual interest expense over recorded interest expense for the year ended December 31, 1995 and through the nine months ended September 28, 1996 was approximately $2,100 and $13,300, respectively, and $3,700 for the three months ended September 28, 1996. There is no interest expense recorded in 1997 on pre-Petition debt.

4. FRESH-START REPORTING

In connection with the emergence from bankruptcy, the Company adopted fresh-start reporting, as of April 11, 1997, in accordance with the requirements of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7").

In applying fresh-start reporting, the value of the Reorganized Company was allocated to the Company's net assets in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, Business Combinations. SOP 90-7 required a determination of the Company's reorganizational value, representing the fair value of all of the Company's assets and liabilities, and an allocation of such values to the assets and liabilities (excluding deferred taxes) based on their relative fair values with the excess in reorganizational value over market values recorded as an intangible asset. As a result, the carrying values of the Company's assets and liabilities were adjusted to fair value as of April 11, 1997. Reorganizational value in excess of amounts allocable to identifiable assets of approximately $48,000 is being amortized on a straight line basis over twenty years. The application of SOP 90-7 resulted in the creation of a new reporting entity having no retained earnings or accumulated deficit.

For the purpose of the Reorganization Plan, the reorganizational equity value was estimated to be $66,572 based in part on management's estimates of future operating results. Reorganizational value necessarily assumes that the Reorganized Company will achieve its estimated future operating results in all material respects. If such results are not achieved, the value of the Reorganized Company that is ultimately realized could be materially different.

The Reorganization Plan had a significant impact on the financial statements of the Reorganized Company, including the creation of a new reporting entity upon emergence from bankruptcy through the application of fresh-start reporting pursuant to SOP 90-7. Accordingly, the Company's post-Reorganization balance sheets, statements of operations and statements of cash flows, which reflect the application of fresh-start reporting, have not been prepared on a consistent basis with the pre-Reorganization financial statements and are not comparable in all respects to the financial statements prior to the Reorganization. For accounting purposes, the inception date of the Reorganized Company is deemed to be April 12, 1997.

The effects of the Reorganization Plan and fresh-start reporting on the Company`s balance sheet at April 11, 1997 are as follows:

                             SLM INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 April 11, 1997
                                   (Unaudited)

                                                Predecessor                  Reorganized
                                                 Company      Adjustments      Company
                                                 ---------------------------------------
ASSETS
    Cash ......................................  $ 40,554      $ (36,098) a     $  4,456
    Other current assets ......................    64,878           (189) b       64,689
                                                 ---------------------------------------
           Total current assets ...............   105,432        (36,287)         69,145
       Property, plant and equipment ..........    10,382                         10,382
       Intangible and other assets, net .......     1,494         48,979 c        50,473
                                                 ---------------------------------------
           Total assets .......................  $117,308       $ 12,692        $130,000
                                                 =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Short-term debt ............................  $              $  5,100 d      $  5,100
   Accounts payable and accrued liabilities ...    18,029          3,162 e        21,191
   Long term debt, current portion ............       280          1,202 f         1,482
   Current portion of liabilities
     subject to compromise under
     reorganization proceedings ...............    45,035        (42,905)g         2,130
                                                 ---------------------------------------
           Total current liabilities ..........    63,344        (33,441)         29,903
   Long-term debt .............................                   32,935 f        32,935
   Other liabilities ..........................       590                            590
   Liabilities subject to compromise
     under reorganization proceedings .........   160,164       (160,164)g
                                                 ---------------------------------------
           Total liabilities ..................   224,098       (160,670)        63,428
                                                 ---------------------------------------
   Stockholders' equity (deficit) .............  (106,790)       173,362 h        66,572
                                                 ---------------------------------------
           Total liabilities and
             stockholders' equity (deficit) ...  $117,308       $ 12,692        $130,000
                                                 =======================================


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

                             SLM INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


The following Pro Forma Condensed Consolidated Statement of Operations for the nine months ended September 27, 1997 has been prepared giving effect to the consummation of the Reorganization Plan, including the implementation of fresh-start reporting, as if consummation had occurred on January 1, 1997. Due to the Reorganization Plan and implementation of fresh-start reporting, financial statements effective April 12, 1997 for the Reorganized Company are not comparable to financial statements prior to that date for the Predecessor Company. However, for presentation of this statement, total results for the 1997 interim period are shown under the caption "Total Before Adjustments". The adjustments which give effect to the events that are directly attributable and expected to have a continuing impact on the Reorganized Company and which are set forth under the caption "Adjustments" reflect the implementation of the Reorganization Plan and the adoption of fresh-start reporting as if they had occurred on January 1, 1997.


            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  For the nine months ended September 27, 1997
                                   (Unaudited)


                                            Total Before
                                            Adjustments   Adjustments  Pro Forma
                                            ------------------------------------
Net sales ................................    $92,312                   $92,312
                                            ------------------------------------
Operating income .........................        676      $ 5,608 a      6,284
Debt related fees ........................      1,243       (1,243)b
Other expense (income), net ..............        270          210 c        480
Interest expense .........................      2,617        1,464 d      4,081
                                            ------------------------------------
(Loss) income before income taxes and
  extraordinary gain on discharge of debt.     (3,454)         5,177      1,723
Income taxes .............................        325                       325
                                            ------------------------------------
Net (loss) income before extraordinary
  gain on discharge of debt ..............     (3,779)       5,177        1,398
Extraordinary gain on discharge of debt ..     58,726      (58,726)e
                                            ------------------------------------
Net income (loss) ........................    $54,947     $(53,549)     $ 1,398
                                            ====================================

The following is a brief description of the adjustments made in preparing the Pro Forma Condensed Consolidated Statement of Operations (unaudited).

a. To reflect adjustments of $6,315 for restructuring charges, net of $707 for amortization of the excess reorganization value associated with fresh-start reporting for the period January 1, 1997 through April 11, 1997.

b. To reflect adjustments for costs incurred by the Company outside of its continuing operations.

c. To reflect amortization of the deferred financing costs associated with the Company's new credit facilities.

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

6. RESTRUCTURING CHARGES

During the nine months ended September 27, 1997, the Company recorded significant restructuring charges totaling $6,315 to reflect the impact of reorganizing operations strategically to position itself to sustain ongoing profitability. These costs consist primarily of lease cancellation costs ($2,257) at its Peterborough, N.H. and Beauport, Quebec facilities, impairment of fixed assets ($1,659), principally leasehold improvements at its Peterborough, N.H. facility, and severance and employee costs associated with the shutdown of three of the Company's manufacturing facilities. During the three and nine months ended September 28, 1996, the Company recorded significant charges totaling $2,488 to reflect the impact of reorganizing management strategically to position itself for a definitive restructuring plan. These costs consisted primarily of severance pay, including that of the Company's former Chief Executive Officer, who left the Company in September 1996.

7. DEBT RELATED FEES AND DEFAULT INTEREST

As a result of the Filing, the Company incurred significant legal and professional fees totaling $1,243 and $5,711 for the nine months ended September 27, 1997 and September 28, 1996, respectively, and $2,085 for the three months ended September 28, 1996. These fees include the cost of the Company's legal counsellors, financial advisors and consultants, as well as those of its bankers, Senior Noteholders and creditors. The debt related fees are net of $208 of interest earned on accumulated cash resulting from the Filing for the three months ended September 28, 1996 and $500 and $530 for the nine months ended September 27, 1997 and September 28, 1996, respectively. These costs are included as Debt Related Fees in the Unaudited Consolidated Statement of Operations for the periods then ended.

Additionally, as a result of the Company's defaults under its financing agreements, its financial condition and the terms of Standstill Agreements with its lenders, from February 1995 until April 11, 1997 the Company was charged an additional 3.0% rate of interest on its bank debt. The higher interest rates resulted in incremental interest expense of $796 and $2,350 for the three months and nine months ended September 28, 1996, respectively, which is included in Interest Expense in the Unaudited Consolidated Statements of Operations.

8. INVENTORIES

Inventories consist of:

                                                 Sept. 27,      Dec. 31,
                                                   1997           1996
                                                ------------------------
     Finished products ......................     $26,098       $26,592
     Work in process ........................       1,597         2,669
     Raw materials and supplies .............       5,746         7,918
                                                ------------------------
                                                  $33,441       $37,179
                                                ========================

9. INDEBTEDNESS

A. NEW INDEBTEDNESS

(i.) BANK AGREEMENTS

On the Effective Date of the Reorganization Plan, SLM and two of its U.S. subsidiaries, Maska U.S., Inc. and #1 Apparel, Inc. (the "U.S. Subsidiaries"), entered into a Credit Agreement (the "U.S. Credit Agreement") with the lenders referred to therein (the "Lenders") and The Chase Manhattan Bank, as Agent ("Chase"). Simultaneously, one of the Company's Canadian subsidiaries, Sport Maska Inc., entered into a Credit Agreement (the "Canadian Credit Agreement" and, together with the U.S. Credit Agreement, the "Credit Agreements") with The Chase Manhattan Bank of Canada ("Chase Canada"). The maximum amount of loans and letters of credit that may be outstanding under the Credit Agreements is $74,000, consisting of $35,000 revolving credit loans under the U.S. Credit Agreement, $35,000 of revolving credit loans under the Canadian Credit Agreement and a $4,000 term loan (which was permanently reduced by $2,125 in June 1997 with the proceeds from the sale of one of the Company's subsidiaries) under the U.S. Credit Agreement. Borrowings under the Credit Agreements are guaranteed by certain subsidiaries and are collateralized by substantially all of

                             SLM INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


the assets (including, without limitation, accounts receivable, inventory and the stock of certain subsidiaries) of the Company, the two U.S. Subsidiaries referred to above and the Company's other subsidiaries which are guarantors. Total amounts outstanding under the Credit Agreements were $9,100 and $10,941 at April 14, 1997 and September 27, 1997, respectively.

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

(ii.) NEW SENIOR NOTES

On April 11, 1997 the Company issued $29,500 principal amount of 14% Senior Secured Notes due April 1, 2004 (the "New Senior Notes"), pursuant to an Indenture with The Bank of New York, as trustee (see Note 2). The New Senior Notes were issued by the Company under the Reorganization Plan as partial satisfaction of the Company's obligations to its former secured lenders under the Loan and Security Agreement referred to below.

Interest is payable on the New Senior Notes semi-annually at the rate of 14% per annum, with such interest rate being permanently reduced by up to 4% if the Company meets certain earnings tests. Further, of the initial 14% interest rate, 10% is payable in cash and 4% is payable in cash or by the issuance of additional New Senior Notes. On November 1, 1997 the Company elected to make the entire first interest payment in cash.

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

B. OLD INDEBTEDNESS

As a result of the Filing, certain of the Company's indebtedness was classified as liabilities subject to compromise under reorganization proceedings, at December 31, 1996. The Reorganization Plan substantially altered the rights of most pre-petition unsecured creditors by liquidating their allowed claims at less than 100% of their face value (see Note 2).

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

                             SLM INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


Maska undertook its own investigation to determine the extent of contamination, the rate of movement and the concentration of the contaminants, the appropriate action required for site remediation and the identification of other parties who should bear a share of the costs of remediation. The Company is seeking recovery against the former owners and affiliates of the Bradford property and facility and the owner of an adjacent parcel for the costs of such investigation and remediation. During April 1996, Maska and the State of Vermont entered into a consent decree ("Consent Decree") setting forth the terms under which Maska has agreed to remediate specified hazardous materials if, and to the extent, found on the contaminated property or caused by Maska. The Consent Decree was approved by the Bankruptcy Court on May 14, 1996 and approved and entered in Vermont Superior Court on June 20, 1996. The Consent Decree is subject to several conditions, including ongoing payment by the Company of certain State of Vermont oversight fees up to a maximum of $60 per year. In addition, the Company paid to Vermont a civil fine stipulated penalty of $250. While the total cost of investigation and remediation cannot be determined until the investigation required by VTDEC is complete and the extent of the Company's remedial obligations have been determined, the Company believes that the remaining costs will be approximately $1,400 in the aggregate, payable over the next several years. During 1993 and 1994, the Company accrued $1,400 toward these costs.

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

In 1992, the owner of a property adjacent to Maska's manufacturing facility in Bradford, Vermont, filed an action in Vermont Superior Court alleging that its property has been contaminated as a result of the Company's manufacturing activities and seeking compensatory and punitive damages under the Vermont Groundwater Protection Law and various common law theories. During June 1995, Maska reached a settlement of all claims with the adjacent landowner consisting of $1,000 cash (which was paid during July 1995) and a $6,000 note. The Company recorded a provision of $7,000 for this settlement during the year ended December 31, 1995. Under the Plan, the adjacent landowner received a distribution of shares of the Company`s New Common Stock to satisfy the note.

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

                             SLM INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


B. SECURITIES LITIGATION:

On February 14, 1996, the Company, together with certain of its former officers and directors, reached a settlement with the plaintiffs in a class action securities litigation. The settlement provided for the cash payment by the Company's insurer of $8,750, on behalf of certain former officers and directors of the Company who are defendants. In addition, the Company agreed to issue 1,000,000 shares of its Common Stock which were converted into warrants under the Reorganization Plan. As a result of the settlement, the Company recorded a provision of approximately $1,563 (the market value of 1,000,000 shares of Common Stock on the date the settlement was agreed to) in the year ended December 31, 1995. During July 1996, the settlement was approved by the Bankruptcy Court and the U.S. District Court for the Southern District of New York. Additionally, during August 1996 certain of the Company's creditors filed an appeal with the Bankruptcy Court with respect to the Bankruptcy Court's approval of the settlement which was dismissed with prejudice in connection with the Reorganization Plan.

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

In connection with the claim, American Home Assurance Company ("American Home") commenced, in 1991, a declaratory judgment action against the Company in the U.S. District Court for the District of Massachusetts ("Massachusetts District Court") in respect of its duty to defend and to indemnify the Company and an action in Quebec Superior Court in Montreal, Canada to recover defense costs. The Company filed a response to the declaratory judgment action and a counterclaim in Quebec Superior Court alleging American Home failed to fulfill its duty to defend the Company. American Home has alleged that it is entitled to payment in full for any amounts it recovers against the Company. The Company believes that American Home's claims and contentions are without merit and, in any event, would be treated under the Reorganization Plan. In the event that the Company is required to make such a payment, it anticipates having funds sufficient to meet any Court-ordered obligation. American Home's claim in respect of the recovery of defense costs against the Company is in the amount of approximately $575.

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

                             SLM INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

On October 24, 1995, SLM International, Inc. ("SLM") and six of its subsidiaries filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. SLM and those subsidiaries chose to seek court protection from creditors in order to conduct their operations while preparing a reorganization plan. The Bankruptcy Court entered an order authorizing the joint administration of the Debtors' Chapter 11 Cases. On September 12, 1996, the Debtors filed a Chapter 11 Plan of Reorganization and on November 13, 1996, the Debtors filed a First Amended Chapter 11 Plan of Reorganization, as amended from time to time, with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan which became effective on April 11, 1997 and the Company emerged from bankruptcy. Disruptions that occurred prior to and which may have been or may be caused by the Filing will affect the Company's operating performance for a given period and could continue to affect the Company's results in 1997.

Financial comparisons herein are based on the combined results for the Reorganized Company and the Predecessor Company for the nine months and three months ended September 27, 1997 as compared to results for the Predecessor Company for the nine months and three months ended September 28, 1996.

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

                             SLM INTERNATIONAL, INC.

                   COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                   For the Three Months         For the Nine Months
                                                           Ended                       Ended
                                                  -----------------------     ------------------------
                                                  Combined                    Combined
                                                  Sept. 27,     Sept. 28,     Sept. 27,      Sept. 28,
                                                     1997         1996          1997           1996
                                                  ---------------------------------------------------
Net sales .....................................    $38,696       $44,930       $92,312       $104,645
Cost of goods sold ............................     22,886        29,820        55,804         67,476
                                                  ---------------------------------------------------
    Gross profit ..............................     15,810        15,110        36,508         37,169
Selling, general and administrative
  expenses ....................................      9,659        11,989        28,409         33,217
Amortization of excess reorganization value ...        604                       1,108
Restructuring charges .........................                    2,488         6,315          2,488
                                                  ---------------------------------------------------
    Operating  income .........................      5,547           633           676          1,464
Debt related fees .............................                    2,085         1,243          5,711
Other expense (income), net ...................        149           (74)          270            (37)
Interest expense ..............................      1,403         3,160         2,617          9,440
                                                  ---------------------------------------------------
    Income (loss) before income
      taxes and extraordinary gain
      on discharge of debt ....................      3,995        (4,538)       (3,454)       (13,650)
Income taxes ..................................        133                         325
                                                  ---------------------------------------------------
   Income (loss) before extraordinary
     gain on discharge of debt ................      3,862        (4,538)       (3,779)       (13,650)
Extraordinary gain on discharge of debt .......                                 58,726
                                                  ---------------------------------------------------
Net income (loss) .............................    $ 3,862       $(4,538)      $54,947       $(13,650)
                                                  ===================================================

                             SLM INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS FOR THE NINE MONTHS AND
   THREE MONTHS ENDED SEPTEMBER 27, 1997

      1997 COMPARED TO 1996

Net sales decreased 11.8% to $92.3 million in the nine months ended September 27, 1997 as compared to $104.6 million in the nine months ended September 28, 1996. The decline in sales resulted primarily from decreases in sales of inline skates and apparel. Compared to 1996, sales in 1997 continued to be negatively affected by a weak retail environment in the sports and leisure products industry, increased amounts of deeply discounted merchandise offered by other manufacturers and delays in receiving goods from overseas suppliers during the three months ended September 27, 1997. Furthermore, the Company reduced the amount of business conducted with certain specialty retailers and mass merchandisers to whom previous sales were made at low margins and high credit risk, and has reduced or eliminated certain incentives to customers. Net sales decreased 13.9% to $38.7 million in the three months ended September 27, 1997 as compared to $44.9 million in the three months ended September 28, 1996. The decline in sales resulted primarily from the same factors which affected the nine month sales noted above. The delays experienced in receiving goods from overseas suppliers during the three months ended September 27, 1997 are anticipated to be mitigated subsequent to September 27, 1997.

Gross profit for the nine months ended September 27, 1997 was $36.5 million compared to $37.2 million in 1996, a decrease of 1.8% despite a sales decline of 11.8% during the same period. Measured as a percentage of net sales, gross profit margins increased to 39.5% in 1997 from 35.5% in 1996. These higher gross profit margins are a result of favorable product mix, improved utilization of manufacturing capacity and reduced sales of excess, obsolete and slow moving inventories as compared to 1996. Gross profit for the three months ended September 27, 1997 was $15.8 million compared to $15.1 million for 1996, an increase of 4.6% despite a sales decline of 13.9% during the same period. Measured as a percentage of net sales, gross profit margins increased to 40.9% in 1997 from 33.6% in 1996. Gross profit was positively affected by product mix and improved utilization of manufacturing capacity.

For the nine months ended September 27, 1997, selling, general and administrative expenses decreased 14.5% to $28.4 million compared to $33.2 million in the prior year period. Measured as a percentage of net sales, these expenses were 30.8% in 1997 versus 31.7% in 1996. Expenses decreased due to generally lower operating expenses resulting from the Company's continued efforts to aggressively reduce costs, reduced variable selling costs, principally commissions, and lower distribution and administrative expenses, including personnel costs. The decreases were offset in part by increased sales taxes. For the three months ended September 27, 1997, selling, general and administrative expenses decreased 19.4% to $9.7 million from $12.0 million in the same period in 1996 due to the factors noted above and an entire quarter of cost reductions resulting from the Company's restructuring efforts. Measured as a percentage of net sales, these expenses decreased to 25% from 26.7%.

Effective April 12, 1997, the Company began amortizing its excess reorganization value which was established in accordance with fresh-start reporting. This non-cash amortization amounted to $1,108 and $604 in the nine months and three months ended September 27, 1997, respectively.

During the nine months ended September 27, 1997, the Company recorded restructuring costs of $6.3 million relating to the downsizing of its maufacturing and distribution operations. These costs consist primarily of lease cancellation costs ($2.3 million) at its Peterborough, N.H. and Beauport, Quebec facilities, impairment of fixed assets ($1.7 million), principally leasehold improvements at its Peterborough, N.H. facility, and severance and employee costs associated with the shutdown of three of the Company's manufacturing facilities, and are included in Restructuring Charges in the Unaudited Consolidated Statements of Operations. During the three and nine months ended September 28, 1996, the Company recorded costs of $2.5 million to reflect the impact of reorganizing management, consisting primarily of severance pay, including that of the Company's former Chief Executive Officer.

Excluding the amortization of excess reorganization value and restructuring charges, operating income for the nine months ended September 27, 1997 was $8.1 million compared to $4.0 million in the comparable prior year period and $6.2 million and $3.1 million for the three months ended September 27, 1997 and September 28, 1996, respectively. The higher level of operating income in 1997 was primarily the result of increased gross profit margins and lower selling, general and administrative expenses discussed above. Including the amortization of

                             SLM INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


excess reorganization value and restructuring charges, the operating income was $0.7 million and $1.5 million for the nine months ended September 27, 1997 and September 28, 1996, respectively. Operating income for the three months ended September 27, 1997 was $5.5 million compared to $0.6 million for the same period in 1996.

As a result of the Debtor's Chapter 11 Cases, the Company incurred significant legal and professional fees totaling $1.2 million and $5.7 million during the nine months ended September 27, 1997 and September 28, 1996, respectively, and $2.1 million during the three months ended September 28, 1996. These fees include the cost of the Company's legal counsellors, financial advisors and consultants, as well as those of certain of its creditors. These costs, which represent approximately 33% and 42% of the Company's income (loss) before extraordinary gain on discharge of debt for the nine months ended September 27, 1997 and September 28, 1996, respectively, and 46% for the three months ended September 28, 1996, are included as Debt Related Fees in the Unaudited Consolidated Statements of Operations for the periods then ended.


Interest expense approximated $2.6 million and $1.4 million for the nine months and three months ended September 27, 1997 and $9.4 million and $3.2 million for the respective periods ended September 28, 1996. During the reorganization proceedings, the Company was generally not permitted to pay interest. Therefore, the Company recorded interest expense only to the extent paid or earned during the proceedings and to the extent it was probable that the Bankruptcy Court would allow interest on pre-Petition Date debt as a priority, secured or unsecured claim. On the Effective Date, the Company entered into various debt agreements (see "Liquidity and Capital Resources" below) resulting in 1997 interest expense.

The Company's loss before extraordinary gain on discharge of debt for the nine months ended September 27, 1997 was $3.8 million compared to $13.7 million in the comparable prior year period. For the three months ended September 27, 1997, income was $3.9 million compared to a loss of $4.5 million for the three months ended September 28, 1996.

On April 11, 1997, the Company emerged from bankruptcy and, as a result of its Reorganization Plan and implementation of fresh-start reporting, approximately $58.7 million of its liabilities were forgiven and are included in Extraordinary Gain on Discharge of Debt in the Unaudited Consolidated Statements of Operations.

The Company`s net income for the nine months and three months ended September 27, 1997 was $54.9 million and $3.9 million, respectively, compared to net losses of $13.7 million and $4.5 million in the comparable prior year periods.

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

Management expects to finance the Company's working capital and capital expenditures requirements through cash generated by its operations and through its new credit facilities. On the Effective Date of the Reorganization Plan, the Company and two of its U.S. subsidiaries, Maska U.S., Inc. and #1 Apparel, Inc., entered into a Credit Agreement (the "U.S. Credit Agreement") with the lenders referred to therein and The Chase Manhattan Bank, as Agent ("Chase"). Simultaneously, one of the Company's Canadian subsidiaries, Sport Maska Inc., entered into a Credit Agreement (the "Canadian Credit Agreement" and, together with the U.S. Credit Agreement, the "Credit Agreements") with The Chase Manhattan Bank of Canada ("Chase Canada"). The maximum amount of loans and letters of credit that may be outstanding under the Credit Agreements is $74.0 million, consisting of $35.0 million of revolving credit loans under the U.S. Credit Agreement, $35.0 million of revolving credit loans under the Canadian Credit Agreement and a $4.0 million term loan (which was permanently reduced by $2.1 million in June 1997 with the proceeds from the sale of one

                             SLM INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of the Company's subsidiaries) under the U.S. Credit Agreement. Borrowings under the Credit Agreements are guaranteed by certain subsidiaries and are secured by substantially all of the assets (including, without limitation, accounts receivable, inventory and the stock of certain subsidiaries) of the Company. Total amounts outstanding under the Credit Agreements were $9.1 million and $10.9 million at April 14, 1997 and September 27, 1997, respectively.

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

Interest is payable on the New Senior Notes semi-annually at the rate of 14% per annum, with such interest rate being permanently reduced by up to 4% if the Company meets certain earnings tests. Further, of the initial 14% interest rate, 10% is payable in cash and 4% is payable in cash or by the issuance of additional New Senior Notes. The New Senior Notes have a term of seven years with principal payments beginning in the fifth year. The New Senior Notes are guaranteed by certain subsidiaries and are collateralized by substantially all of the assets (including, without limitation, accounts receivable, inventory and the stock of certain subsidiaries) of the Company, the two U.S. Subsidiaries referred to above and the Company's other subsidiaries which are guarantors. The lien of the trustee for the benefit of itself and the New Senior Noteholders is junior to the liens of Chase and Chase Canada. The Indenture also includes customary affirmative and negative covenants.

The Company's financing requirements for long-term growth, future capital expenditures and debt service are expected to be met through cash generated by its operations and through its new credit facilities. During the nine months ended September 27, 1997, the Company's operations neither provided nor used cash as compared to a use of $2.9 million in 1996, net of a source of cash of $6.8 million provided by discontinued operations. The Company incurred a loss of $3.8 million for the nine months ended September 27, 1997, exclusive of the extraordinary gain on discharge of debt, compared to a loss of $13.7 million for the nine months ended September 28, 1996; however, the cash impact was mitigated due to non-cash charges for receivables, inventory, intangibles and restructuring charges. Earning before interest, taxes, depreciation, amortization, restructuring charges and debt related fees ("EBITDA") was $10.1 for the nine months ended September 27, 1997 compared to $6.1 million for the previous year. EBITDA for the nine months ended September 27, 1997 does not include the full impact of the cost reductions from the Company's restructuring plan, as many of the cost reductions only began in May 1997.

Cash provided by investing activities during the nine months ended September 27, 1997 of $1.6 million includes $2.1 million of proceeds from the sale of one of the Company`s subsidiaries, offset, in part, by $0.9 million of purchases of fixed assets. Cash used in investing activities included $1.8 million of purchases of fixed assets during the nine months ended September 28, 1996.

Net cash used in financing activities during the nine months ended September 27, 1997 was approximately $36.7 million, resulting primarily from payments to creditors on the Effective Date to satisfy claims ($36.1 million), costs incurred to secure new debt facilities ($2.1 million), principal payments on debt ($2.4 million) including payment on the term loan under the U.S. Credit Agreement, offset in part by borrowings under the Company`s Credit Agreements ($4.0 million) for its short-term working capital requirements. Net cash used in financing activities during the nine months ended September 28, 1996 was approximately $5.3 million, consisting of the

                             SLM INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


use of cash from discontinued operations for principal payments on the Company's secured debt as allowed by the Bankruptcy Court.

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

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

            27.1 Financial Data Schedule.

        (b) Reports filed on Form 8-K during the quarter ended
            September 27, 1997:

            None.

                             SLM INTERNATIONAL, INC.

                                   SIGNATURES


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SLM INTERNATIONAL, INC.
                                           (Registrant)


                                      By: /s/ RUSSELL J. DAVID
                                           -------------------------------------
                                           Name:  Russell J. David
                                           Title: Senior Vice President, Finance
                                                  (Principal Financial and
                                                   Accounting Officer)


Date: November 14, 1997