Form 10-K
period 1997-12-31
SLM INTERNATIONAL INC /DE
filed 1998-03-31
CIK 880036

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997       Commission file number 0-19596

                             SLM INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                              --------------------


            DELAWARE                                     13-36-32297
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

C/O MASKA U.S., INC., 139 HARVEST LANE,
    P.O. BOX 1200, WILLISTON, VT                                         05495
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (802) 872-4226


Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK,
                                 PAR VALUE $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1998 has not been determined due to the extremely limited trading volume in the Registrant's Common Stock; however, 658,500 shares of the voting stock were held by non-affiliates of the registrant on March 26, 1998.

As of March 26, 1998, 6,500,500 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 are incorporated by reference to the SLM International, Inc. Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on June 17, 1998 into Part III of this Form 10-K. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
--------------------------------------------------------------------------------
                                     PART I

Item 1.    Business ........................................................   1

Item 2.    Properties ......................................................   8

Item 3.    Legal Proceedings ...............................................   8

Item 4.    Submission of Matters to a Vote of Security Holders .............  10



                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters ...........................................  10

Item 6.    Selected Financial Data .........................................  11

Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...........................  12

Item 8.    Financial Statements and Supplementary Data .....................  19

Item 9.    Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure ...........................  52



                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ..............  53

Item 11.   Executive Compensation ..........................................  53

Item 12.   Security Ownership of Certain Beneficial Owners and
             Management ....................................................  53

Item 13.   Certain Relationships and Related Transactions ..................  53



                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
             on Form 8-K ...................................................  54

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

The operations of SLM International, Inc. ("SLM") and its subsidiaries (collectively, the "Company") include the design, development, manufacturing and marketing of a wide range of ice and roller hockey products, marketed under the CCM brand name, and licensed sports apparel under the CCM and #1 Apparel brand names. The Company maintains a diversified mix of products to avoid dependence upon the success of a single product, product category, theme or fad. The Company has expanded its business since its inception in 1976 through new product development, strategic acquisitions and licensing arrangements.

The Company believes that it is one of the world's leading manufacturers of hockey and hockey related products, including hockey uniforms, protective equipment, hockey, figure and roller hockey skates, street hockey products and licensed sports apparel.

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

REORGANIZATION CASE

SLM and six of its subsidiaries (collectively, "Old SLM") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Filing") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on October 24, 1995 (the "Petition Date"). The Bankruptcy Court entered an order authorizing the joint administration of Old SLM's Chapter 11 cases (the "Chapter 11 Cases"). On September 12, 1996, Old SLM filed a Chapter 11 Plan of Reorganization and on November 13, 1996, Old SLM filed a First Amended Chapter 11 Plan of Reorganization as amended from time to time (the "Reorganization Plan") with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan which became effective on April 11, 1997 (the "Effective Date") and Old SLM emerged from bankruptcy ("New SLM").

Under the Reorganization Plan, among other things:

o Old SLM's secured creditors received $44.2 million in cash, $29.5 million principal in senior secured notes (the " Senior Secured Notes") and 2,470,000 shares of new common stock (the "New Common Stock") of New SLM, in exchange for approximately $108.0 million of secured and unsecured indebtedness (which amount includes the secured creditors' estimate of post-filing interest and expenses). The 2,470,000 shares of New Common Stock represented (before dilution) 38.0% of the ownership of New SLM. The lenders sold such shares to W.S. Acquisition L.L.C. on the Effective Date. The Senior Secured Notes had a term of seven years with principal payments beginning in the fifth year. Interest thereon was due and payable semi-annually at 14.0% (including 4.0% payable in kind ("PIK"), with such PIK interest reduced permanently if New SLM achieved certain earnings levels established in the Senior Secured Note Indenture). The Senior Secured Notes were pre-payable at 101% of principal plus accrued interest, were secured by a lien on substantially all of New SLM`s assets, subordinate only to New SLM's new secured credit facilities, and had covenants, representations and other terms customary in instruments of this nature. On March 16, 1998 New SLM prepaid the Senior Secured Notes in full.

o Old SLM's unsecured creditors received: 4,030,000 shares of New Common Stock representing, at the time of issuance, 62.0% of the ownership of New SLM, subject to dilution upon the exercise of warrants distributed to equity security holders and stock options which have been or may be issued to New SLM's officers and key personnel (up to 15.0% of the New Common Stock at varying exercise prices), in exchange for approximately $120.0 million of unsecured indebtedness. For purposes of the Reorganization Plan, the New Common Stock was valued at approximately $10.16 per share.

o Old SLM's equity security holders (who held 18,859,679 shares of Common Stock plus the 1,000,000 shares to have been issued pursuant to the settlement of a securities litigation lawsuit) received a total of 300,000 5-year warrants to purchase an aggregate of 300,000 shares of New Common Stock at an exercise price of $16.92 per share. In addition, the warrant holders have the option to receive an aggregate payment of $0.5 million upon cancellation of such warrants in connection with a sale of New SLM for more than $140.0 million.

FRESH-START ACCOUNTING

In connection with the emergence from bankruptcy, the Company adopted fresh-start reporting, as of April 11, 1997, in accordance with the requirements of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7").

In applying fresh-start reporting, the value of New SLM was allocated to the Company's net assets in conformity with the procedures specified by Accounting Principles Board Opinion No. 16 Business Combinations. SOP 90-7 required a determination of the Company's reorganizational value, representing the fair value of all of the Company's assets and liabilities, and an allocation of such values to the assets and liabilities (excluding deferred taxes) based on their relative fair values with the excess in reorganizational value over market values recorded as an intangible asset. As a result, the carrying values of the Company's assets and liabilities were adjusted to fair value as of April 11, 1997. Reorganizational value in excess of amounts allocable to identifiable assets of approximately $48.0 million is being amortized on a straight line basis over twenty years. The application of SOP 90-7 resulted in the creation of a new reporting entity having no retained earnings or accumulated deficit.

For the purpose of the Reorganization Plan, the reorganizational equity value was estimated to be $66.6 million based in part on management's estimates of future operating results. Reorganizational value necessarily assumes that New SLM will achieve its estimated future operating results in all material respects. If such results are not achieved, the value of New SLM that is ultimately realized could be materially different.

The Reorganization Plan had a significant impact on the financial statements of New SLM, including the creation of a new reporting entity upon emergence from bankruptcy through the application of fresh-start reporting pursuant to SOP 90-7. Accordingly, the Company's post-Reorganization balance sheets, statements of operations and statements of cash flows, which reflect the application of fresh-start reporting, have not been prepared on a consistent basis with the pre-Reorganization financial statements and are not comparable in all respects to the financial statements prior to the Reorganization. For accounting purposes, the inception date of New SLM is deemed to be April 12, 1997.

The effects of the Reorganization Plan and fresh-start reporting on the Company`s balance sheet at April 11, 1997 are as follows:

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 April 11, 1997
                                 (in thousands)

ASSETS                                                                     OLD SLM                ADJUSTMENTS        NEW SLM
                                                                    ----------------------------------------------------------------
      Cash                                                          $       40,554        $    (36,098)   a    $         4,456
      Other current assets                                                  64,878                (189)   b             64,689
                                                                    ----------------------------------------------------------------
             Total current assets                                          105,432             (36,287)                 69,145
      Property, plant and equipment                                         10,382                                      10,382
      Intangible and other assets, net                                       1,494              48,979    c             50,473
                                                                    ----------------------------------------------------------------
             Total assets                                           $      117,308        $     12,692         $       130,000
                                                                    ================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     Short-term debt                                                $                     $      5,100    d    $         5,100
     Accounts payable and accrued liabilities                               18,029               3,162    e             21,191
     Long term debt, current portion                                           280               1,202    f              1,482
     Current portion of liabilities subject to compromise under
        reorganization proceedings                                          45,035             (42,905)   g              2,130
                                                                    ----------------------------------------------------------------
             Total current liabilities                                      63,344             (33,441)                 29,903
     Long-term debt                                                                             32,935    f             32,935
     Other liabilities                                                         590                                         590
     Liabilities subject to compromise under reorganization                160,164            (160,164)   g
        proceedings
                                                                    ----------------------------------------------------------------
             Total liabilities                                             224,098            (160,670)                 63,428
                                                                    ----------------------------------------------------------------

     Stockholders' equity (deficit)                                       (106,790)            173,362    h             66,572
                                                                    ----------------------------------------------------------------
             Total liabilities and stockholders' equity (deficit)   $      117,308        $     12,692         $       130,000
                                                                    ================================================================


The following is a brief description of the adjustments made in preparing the above Condensed Consolidated Balance Sheet.

a. To reflect $45,198 paid out in accordance with the Reorganization Plan, net of $9,100 borrowed under new credit facilities.

b. To reflect the distribution of Net assets of discontinued operations pursuant to the Reorganization Plan.

c. To record excess of identifiable asset value as a result of fresh-start reporting, including principally a valuation associated with New SLM's trademarks and costs associated with obtaining new credit facilities.

d.   To record borrowings under new credit facilities.

e. To record accounts payable and accrued liabilities incurred pursuant to the Reorganization Plan.

f. To record long-term debt under new credit facilities, Senior Secured Notes and other long-term debt incurred pursuant to the Reorganization Plan.

g. To eliminate liabilities in accordance with the Reorganization Plan. The Reorganization Plan resulted in an extraordinary gain on debt forgiveness of approximately $58,726.

h. To reflect fresh-start reporting and the new equity structure of New SLM pursuant to the Reorganization Plan.

The following Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1997 has been prepared giving effect to the consummation of the Reorganization Plan, including the implementation of fresh-start reporting, as if consummation had occurred on January 1, 1997. Due to the Reorganization Plan and implementation of fresh-start reporting, financial statements effective April 12, 1997 for New SLM are not comparable to financial statements prior to that date for Old SLM. However, for presentation of this statement, total results for 1997 are shown under the caption "Total Before Adjustments". The adjustments which give effect to the events that are directly attributable and expected to have a continuing impact on New SLM and which are set forth under the caption "Adjustments" reflect the implementation of the Reorganization Plan and the adoption of fresh-start reporting as if they had occurred on January 1, 1997.

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      For the year ended December 31, 1997
                            (Unaudited)(in thousands)

                                                                     TOTAL BEFORE
                                                                      ADJUSTMENTS          ADJUSTMENTS          PRO FORMA
                                                                 -------------------------------------------------------------


Net sales                                                           $     123,754         $                    $     123,754
                                                                 -------------------------------------------------------------

Operating income                                                            3,715                5,608   a             9,323

Debt related fees                                                           1,243               (1,243)  b

Other expense, net                                                            712                  210   c               922

Interest expense                                                            3,922                1,464   d             5,386
                                                                 -------------------------------------------------------------

Income (loss) from continuing operations before income taxes
  and extraordinary gain on discharge of debt                              (2,162)               5,177                 3,015

Income taxes                                                                4,665                1,856   e             6,521
                                                                 -------------------------------------------------------------

Net income (loss) from continuing operations before
  extraordinary gain on discharge of debt                                  (6,827)               3,321                (3,506)

Extraordinary gain on discharge of debt                                    58,726               (58,726) f
                                                                 =============================================================

Net income (loss)                                                   $      51,899         $     (55,405)       $      (3,506)
                                                                 =============================================================



The following is a brief description of the adjustments made in preparing the Pro Forma Condensed Consolidated Statement of Operations (unaudited).

a. To reflect adjustments of $6,315 for restructuring charges, net of $707 for amortization of the intangible associated with fresh-start reporting.

b. To reflect adjustments for costs incurred by Old SLM outside of its continuing operations.

c. To reflect amortization of the deferred financing costs associated with New SLM's new credit facilities.

d. To reflect incremental interest expense associated with New SLM's new credit facilities and Senior Secured Notes.

e.   To reflect income taxes associated with adjustments.

f.   To reflect adjustments for extraordinary gain on discharge of debt.

OPERATIONS

Industry Background

The 1997 North American license business represents almost $11 billion in sales divided among four professional leagues covering basketball, football, baseball and hockey (the National Basketball Association ("NBA"), the National Football League ("NFL"), Major League Baseball ("MLB") and the National Hockey League ("NHL")) and the National Collegiate Athletic Association ("NCAA"). The license category for the NHL represents $1.2 billion in licensed sales, of which 58% is in apparel ($0.7 billion). In North America, licensed sales have increased from $1 billion in 1996.

There was a 37% increase, from 1996 to 1997, in consumer purchases of professional sports licensed apparel while university and college licensed apparel remained unchanged.

The increase in sales of NHL licensed merchandise has been credited primarily to the further NHL expansion in the U.S. (i.e. Florida, California, Arizona and Texas), the excitement generated by the NHL's new format All-Star game (North America vs. World) and the first ever professional participation at the 1998 Winter Olympic Games in Nagano.

In 1997, the world wide hockey hardgoods market had approximately $435 million in wholesale sales.

According to the NHL, U.S. participation in hockey among American youth has grown by 182% from 1992 to 1997. USA Hockey has shown an increase to 29,000 teams registered in 1996. Over 440,000 participants played hockey for registered teams in the U.S. in 1996. It is estimated that another 1,000,000 non-registered players participated in hockey last year in various non-competitive leagues.

The roller hockey segment has also seen dramatic growth and is expected to increase hockey equipment sales. In 1996, 3.2 million Americans played roller hockey, a 43% increase over 1995 and, according to USA Inline (the roller hockey governing body), further growth is anticipated in this market.

The primary limiting factor in the growth of ice hockey in the U.S. has been the restriction of available ice time. While only 300 ice hockey rinks were added between 1990-1996, USA Hockey estimates 250 new arenas are currently under construction and as many as 500 more may be added by the year 2000.

Strategy

The Company's strategy with respect to hockey products is to maximize the visibility of the CCM trademark in the NHL and other professional and amateur hockey leagues. This strategy is based upon the Company's belief that the high visibility of the CCM trademark leads to greater retail sales of its hockey products. The CCM trademark appears on players' helmets, jerseys, pants, gloves and skates. Unlike some of its competitors, the Company has pursued a strategy of a limited number of player endorsees, and enhancing its relationships with the major hockey leagues. The Company has licenses for certain hockey jerseys with the NHL, the Canadian Hockey League and most major NCAA hockey teams. To complement this strategy, the Company provides both professional and amateur hockey players with a high level of service.

The Company's existing sourcing and manufacturing capabilities allowed it to launch new products such as the 952 Tacks hockey skate in January 1997. The 952 Tacks hockey skate features technology such as the new Dynamic Sidewall Technology outsole which incorporates forefoot and heel wrapping to provide strong support and stability. In addition, the Company has introduced materials such as Kevlar reinforced nylon, developed with Dupont, new molded graphic applications in conjunction with Flex Systems USA and lightweight composite reinforcement plates with the help of bio-mechanical composites. These partnerships are examples of the Company's capabilities to develop and market the most advanced products.

Hockey Skates.

The Company markets a range of hockey and figure skates from professional caliber premium hockey skates to popular priced figure and recreational hockey skates. All of these products, including the Tacks line of premium hockey skates and the Edge line, are sold under the CCM trademark. The Company estimates that during the 1997-1998 season more than 35% of NHL players are wearing its CCM hockey skates. The Company also manufactures private label skates using specific retailers' brand names, as well as the CCM trademark. The Company believes that it was the second largest manufacturer of hockey and figure skates in North America in 1997, based on units sold. The Company's hockey skate blades, which are sold under the SLM and CCM trademarks, are used by players of all skill levels from novice to professional.

Protective Equipment

The Company manufactures and markets a complete range of hockey helmets, pants, shin pads, shoulder pads, elbow pads and gloves. All of the Company's protective equipment is marketed under the CCM trademark. Sub-brands Supra, Ultra, Powerline and Tacks, which accompany the CCM trademark, differentiate the product by quality and price point. The Company estimates that during the 1997-1998 hockey season more than 50% of NHL players are using its hockey pants, gloves or helmets.

Sports Apparel

Hockey Apparel. Under the CCM trademark, the Company markets a broad range of hockey apparel, including authentic and replica NHL hockey jerseys which are sold pursuant to certain license agreements with the NHL. The Company also manufactures the authentic jerseys that are used by all of the players in the Canadian Hockey League and most major NCAA hockey teams, as well as many amateur hockey teams in North America. These authentic and replica jerseys are sold primarily through retailers. The Company believes that it is among the world's largest manufacturers of hockey jerseys (authentic, replica and amateur gamewear) based on total dollars and units sold.

#1 Apparel.

The Company's #1 Apparel division manufactures a high quality line of baseball style caps, jackets and other casual apparel using its own designs and graphics under licenses from the NHL, IHL, AHL, Team Canada, major colleges and universities and the NCAA. This division also operates a corporate, premium business, selling to major corporations in North America.

Sales and Marketing

The Company's sporting goods products are sold throughout the world. In North America, the Company sells to more than 4,000 customers, including independent sporting goods stores, cooperative buying groups, mass merchandisers, sporting goods chains, department stores and wholesalers. Internationally, the Company has distributors in 30 countries in Europe, South America, Central America, Africa, Australia and the Far East. Sporting goods products are sold to certain large customers by the Company's in-house sales staff, while other accounts are serviced by an extensive network of approximately 50 independent sales representatives. In 1997, no single account represented more than 10% of the Company's consolidated net sales of sporting goods. The Company distributes its sporting goods products from distribution centers in the United States and Canada.

Retail sales of hockey products are seasonal, with the majority of retail sales occurring in the second and third calendar quarters. The Company believes that first quarter sales of roller hockey products and #1 Apparel licensed products reduces the Company's reliance on second and third quarter sales of hockey products.

GENERAL
Backlog
The timing of orders is largely influenced by the degree of consumer demand for product lines, inventory levels of retailers, marketing strategies, seasonality and overall economic conditions. The major period during which the Company receives its booking orders is January to April. The Company's consolidated order backlog at December 31, 1997 decreased 2.6% to approximately $11.5 million as compared to December 31, 1996.

Trademarks, Patents and Licenses

The principal trademarks used by the Company are listed in the table set forth below. All are owned by the Company except for the "CCM" trademarks which are owned by CCM Holdings (1983) Inc., which in turn is 50% owned by the Company through certain of its subsidiaries. The remaining 50% is owned by an unaffiliated Canadian bicycle manufacturer. All of the trademarks, including the "CCM" trademarks, are exclusive and perpetual for the product categories indicated. All of the trademarks, excluding the "CCM" trademarks, are also royalty free. The "CCM" trademarks carry a nominal annual fixed fee due to CCM Holdings (1983) Inc. which is not based on sales.

------------------------------------------------------------------------------------------------------------
       Trademarks                                     Category

------------------------------------------------------------------------------------------------------------

CCM                                       Hockey apparel, ice and roller hockey protective equipment and ice, figure and roller hockey skates

Tacks                                     Ice and roller hockey skates and protective equipment

Edge                                      Ice skates

Supra, Ultra, Powerline                   Hockey pants and protective equipment

Ultrafil, Airknit, Suprafil               Hockey apparel

# 1 Apparel                               Apparel

------------------------------------------------------------------------------------------------------------

The Company's principal license agreements are with National Hockey League Enterprises, L.P. ("NHLE") and the National Hockey League Players Association ("NHLPA"). Under the NHLE agreements the Company has the right to use NHL team logos, names and designs on hockey jerseys, headwear and accessory and equipment bags. Under the NHLPA agreements the Company has the right to use the NHL player names and numbers on NHL licensed jerseys.

The NHLE agreements provide the Company with the exclusive right to market and sell a) the authentic jerseys for ten NHL teams, b) the authentic and replica NHL All-Star game jerseys and c) the authentic and replica practice jerseys. They also provide the non-exclusive right to market and sell replica jerseys, headwear and accessory and equipment bags for all NHL teams.

The NHLPA agreements expire on June 30, 1998 and the Company presently believes that these agreements will be renewed in the ordinary course. The NHLE agreements expire on June 30, 1999.

Manufacturing and Sourcing

North America. The Company manufactures and distributes the majority of its products in seven facilities located in Vermont, Ontario and Quebec. Collectively these facilities have capabilities for knitting, cutting, sewing, embroidery, silk screen printing, injection and vacuum molding and skate and equipment manufacturing.

Foreign. The Company sources products from China, Hong Kong, Korea, Taiwan, Thailand and the Philippines.

The Company currently has one supplier who is responsible for products which are included as components in more than 10% of the Company's consolidated net sales. The Company has mitigated associated risks through retention of title and ownership of the tools and molds used in the process and should be able to transition the process to other suppliers with no significant effect on the Company's operations.

Research and Product Development

The majority of the Company's products are conceived of and developed at its own facilities, or are developed jointly with third party inventors. The Company operates research and development facilities in St. Jean, Quebec. The employees include designers, engineers and model makers. These facilities include woodworking, spray painting, molding and sculpting capabilities, and have creative services departments which are responsible for apparel, packaging and catalog design and development.

Competition

The sporting goods industry is highly fragmented. The Company competes with numerous companies in team related sporting goods, equipment and sports apparel. The Company is renowned for its high quality and innovative products and provides high levels of service to its customers. The Company competes directly with a number of ice hockey and roller hockey specific vendors. Many of these same vendors are attempting to crossover from ice to roller and vice versa, as well as expand into the skate categories which the Company ("CCM") and Bauer Inc. ("Bauer") have dominated for many years. The Company's major competitors are Bauer (acquired by Nike, Inc. ("Nike") in February 1995), Sports Holdings Corp. ("Karhu"), Easton Sports and Mission.

In NHL licensed apparel, the Company competes with Starter Inc., Nike and Bauer.

Employees

As of December 31, 1997, the Company employed approximately 1,140 persons. Approximately 1,060 are employed in Canada, 77 are employed in the United States and the balance are employed abroad. None of the

Company's employees in the United States are unionized, while approximately 350 of its employees at its St. Jean, Quebec plant are unionized. The Company's collective bargaining agreement with the union expired in 1997. Negotiations are ongoing and are expected to result in a new collective bargaining agreement in the second quarter of 1998. The Company maintains good relations with this union.

ITEM 2. PROPERTIES

The Company believes that its existing manufacturing and distribution facilities have sufficient capacity to support the Company's business without the need for significant additional or upgraded equipment or capital expenditures. The following table summarizes each of the Company's principal facilities for its operations.

============================================================================================================================

                                                                                                   APPROXIMATE     LEASE/
LOCATION                            USE                                                            SQUARE FEET       OWN

----------------------------------------------------------------------------------------------------------------------------

UNITED STATES

Bradford, Vermont                   U.S. apparel distribution                                     84,000           Own
Williston, Vermont                  U.S. hardgoods distribution center, executive and
                                    administrative offices                                        70,000           Lease

CANADA

St. Jean, Quebec                    Hockey equipment and skate manufacturing                     138,000           Lease
St. Hyacinthe, Quebec               Hockey apparel, cutting and sewing                            72,000           Lease
St. Hyacinthe, Quebec               Canadian distribution center and administrative offices      200,000           Lease
Cap de la Madeleine, Quebec         Hockey apparel sewing                                         12,000           Lease
Westmount, Quebec                   Executive offices                                              7,000           Lease
Mt. Forest, Ontario                 Apparel manufacturing                                        135,000           Own

EUROPE

Paris, France                       European sales office                                         2,000            Lease

============================================================================================================================


ITEM 3. LEGAL PROCEEDINGS

A. ENVIRONMENTAL LITIGATION:

In 1991, the Vermont Department of Environmental Conservation ("VTDEC") notified the Company that the Bradford, Vermont property operated by its wholly-owned subsidiary, Maska U.S., Inc. ("Maska"), had been included on the U.S. Environmental Protection Agency's Comprehensive Environmental Response, Compensation and Liability Information System and the Vermont Hazardous Sites List and was being evaluated for possible remedial action. Under relevant environmental laws, Maska, as an owner of the property, was potentially liable for the entire cost of investigating and remediating the contamination allegedly emanating from its Bradford property and, in addition, certain civil penalties.

Maska undertook its own investigation to determine the extent of contamination, the rate of movement and the concentration of the contaminants, the appropriate action required for site remediation and the identification of other parties who should bear a share of the costs of remediation. The Company is seeking recovery against the former owners and affiliates of the Bradford property and facility and the owner of an adjacent property for the costs of such investigation and remediation. During April 1996, Maska and the State of Vermont entered into a consent decree ("Consent Decree") setting forth the terms under which Maska has agreed to remediate specified hazardous materials if, and to the extent, found on the contaminated property or caused by Maska. The Consent Decree was approved by the Bankruptcy Court on May 14, 1996 and approved and entered in Vermont Superior Court on June 20, 1996. The Consent Decree is subject to several conditions, including ongoing payment by the Company of certain State of Vermont oversight fees up to a maximum of $0.1 million per year. In addition, the Company paid to Vermont a civil fine stipulated penalty of $0.3 million. While the total cost of investigation and remediation cannot be determined until the investigation required by VTDEC is complete and the extent of the

Company's remedial obligations have been determined, the Company currently estimates the future cost of oversight and remediation to be approximately $3.2 million in the aggregate, payable over the next several years. The Company believes it has accrued sufficient amounts for this matter.

Maska commenced an action in the United States District Court for the District of Vermont (the "Vermont District Court") entitled Maska U.S. Inc. V. Kansa, et al, Doc. No. 1:93-CV-309 against seven of its liability insurers seeking coverage for environmental cleanup costs arising out of claims brought by the State of Vermont and an adjoining landowner for their failure to defend or to indemnify Maska with respect to these claims.


On September 30, 1996, United States Magistrate Judge Jerome J. Neidermeier issued a Magistrate Judge's Report and Recommendation (the "Magistrate Report"), which recommended that the Vermont District Court grant Maska's motion for partial summary judgment on the issue of the duty to defend. The report also recommended that all the insurers' motions for summary judgment be denied, except for two on certain individual policies which Maska conceded provide no coverage for its claims. On December 2, 1996, Chief Judge J. Garvin Murtha adopted the Magistrate Report in its entirety. Various motions for reconsideration of that order and for certification of the issue for immediate appeal have since been denied. The case is scheduled for trial on or after June 9, 1998.

In 1992, T. Copeland & Sons, Inc. ("Copeland") the owner of a property adjacent to Maska's manufacturing facility in Bradford, Vermont, filed an action in Vermont Superior Court alleging that its property has been contaminated as a result of the Company's manufacturing activities and seeking compensatory and punitive damages under the Vermont Groundwater Protection Law and various common law theories. In June 1995, Maska settled this action for $1.0 million cash, paid in July 1995, and a $6.0 million promissory note. Under the Plan, Copeland received a distribution of shares of New SLM's New Common Stock to satisfy the note. Copeland asserted the right to recover from the Company the difference between the aggregate value of the New Common Stock and the amount of the promissory note. The Company believes that this claim is without merit.

B. PRODUCT LIABILITY LITIGATION:

The Company is unaware of any personal injury claims for which there is inadequate insurance coverage.

American Home Assurance Company ("American Home") commenced, in 1991, a declaratory judgment action against the Company in the U.S. District Court for the District of Massachusetts ("Massachusetts District Court") in respect of its duty to defend and to indemnify the Company in an action in Quebec Superior Court in Montreal, Canada to recover defense costs related to a personal injury claim filed in 1989. This claim was settled and approved by the Bankruptcy Court and treated under the Reorganization Plan. The Company filed a response to the declaratory judgment action and a counterclaim in Quebec Superior Court alleging American Home failed to fulfill its duty to defend the Company. American Home has alleged that it is entitled to payment in full for any amounts it recovers against the Company. The Company believes that American Home's claims and contentions are without merit and, in any event, were treated under the Reorganization Plan. In the event that the Company is required to make such a payment, it anticipates having funds sufficient to meet any Court-ordered obligation. American Home's claim in respect of the recovery of defense costs against the Company is in the amount of approximately $0.6 million.

C. OTHER LITIGATION

On October 16, 1997, ZMD Sports Investments Inc. and 2938201 Canada Inc., landlords of the Company's properties located in St. Jean, Quebec and St. Hyacinthe, Quebec, brought motions against the Company requiring the Company to undertake certain repairs to the properties. The Company believes these motions to be without merit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      NONE

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) PRICE RANGE OF COMMON STOCK

Between May 24, 1995 and April 11, 1997, Old SLM's common stock ("Old Common Stock") traded on the NASD Electronic Bulletin Board ("EBB") under the symbol "SLMI" (through October 1996) and "SLMIQ" thereafter. Prior to that date, Old SLM's Old Common Stock was traded on the NASDAQ Stock Market ("NASDAQ"). The following chart sets forth, for the calendar periods indicated, the range of closing prices for the Old Common Stock as reported on NASDAQ and EBB:

                                                 HIGH                LOW
                                                 ----                ---
1996       First Quarter                        $ 2.13             $ 1.06
           Second Quarter                       $ 1.81             $ 0.50
           Third Quarter                        $ 0.88             $ 0.20
           Fourth Quarter                       $ 0.43             $ 0.11
1997       First Quarter                        $ 0.47             $ 0.11

On April 11, 1997, the Effective Date of the Company's Plan of Reorganization, Old SLM's Old Common Stock was extinguished and the holders of the Old Common Stock received a total of 300,000 five year warrants (the "Warrants") to purchase an aggregate of 300,000 shares of new common stock ("New Common Stock") at an exercise price of $16.92 per share (subject to adjustments for stock splits, stock dividends, recapitalizations and similar transactions). Each holder of 67 shares of Old Common Stock received one Warrant to purchase, for cash, one share of new common stock, with no fractional warrants issued. On the Effective Date, New SLM issued an aggregate of 6,500,000 shares of New Common Stock, $0.01 par value (as adjusted to take account of fractional interests pursuant to the Plan). New SLM's New Common Stock and Warrants are quoted on the OTC Bulletin Board under the trade symbols "SLMM-BB" and "SLMMW-BB", respectively. The range of closing prices of the New Common Stock is not provided as there has been a limited amount of trading activity in New SLM's New Common Stock

(B) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

The approximate number of record holders of New SLM's New Common Stock as of March 26, 1998 was 300. The Company did not pay dividends on its Old Common Stock and has no current plans to pay cash dividends on its New Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The selected combined consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The selected consolidated financial data as of and for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 are derived from the consolidated financial statements of the Company. For the presentation of this statement, results for New SLM and Old SLM have been combined for 1997.

The Company's financial statements following its emergence from bankruptcy are not comparable to the historical financial statements preceding its emergence, which do not reflect the Reorganization Plan. Following emergence from bankruptcy the Company adopted fresh-start reporting in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (" SOP 90-7").

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

                            YEARS ENDED DECEMBER 31,
                                 (in thousands)

                                                 COMBINED
                                                 1997 (1)         1996(1)          1995 (1)         1994 (1)        1993 (1)
                                             -----------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Net sales                                    $   123,754      $  140,321       $   160,973      $   180,806      $   126,034
Cost of goods sold                                73,775          92,613           107,266          113,577           75,104
                                             -----------------------------------------------------------------------------------
Gross profit                                      49,979          47,708            53,707           67,229           50,930
Gross profit margin (%)                             40.4%           34.0%             33.4%            37.2%            40.4%

Selling, general and administrative expenses      38,237          45,831            59,753           67,031           38,600
Amortization of excess reorganization value        1,712
Restructuring and unusual charges                  6,315           4,033            15,471
                                             -----------------------------------------------------------------------------------
Operating income  (loss)                           3,715          (2,156)          (21,517)             198           12,330

Chapter 11 and debt related fees                   1,243           7,432            11,195
Other expense (income), net                          712              27             1,484             (260)            (499)
Interest expense                                   3,922           9,555            17,078            6,713            3,356
                                             -----------------------------------------------------------------------------------

Income (loss)  from continuing operations
     before income taxes and extraordinary
     gain on discharge of debt                    (2,162)        (19,170)          (51,274)          (6,255)           9,473
Income taxes                                       4,665            (448)              605              (11)           3,779
                                             -----------------------------------------------------------------------------------

Income (loss) from continuing operations
     before extraordinary gain on discharge
     of debt                                      (6,827)        (18,722)          (51,879)          (6,244)           5,694

Extraordinary gain on discharge of debt           58,726
                                             -----------------------------------------------------------------------------------
Income (loss) from continuing operations     $    51,899      $  (18,722)      $   (51,879)      $   (6,244)      $    5,694
                                             ===================================================================================

BALANCE SHEET DATA:
Working capital (deficit)                    $    45,736      $   50,678       $   110,088       $  (38,360)      $   78,623
Total assets                                     118,780         124,925           138,028          192,838          254,283
Short-term debt, including,  long-term
  debt, current portion and current
  portion of liabilities subject to
  compromise under reorganization
  proceedings                                      2,966          45,404               702          173,471           79,700

Long-term debt                                    30,064                                                              16,113
Liabilities subject to compromise under
     reorganization proceedings                                  160,164           201,814
Stockholders' equity (deficit)                    68,882         (97,189)          (78,642)          (6,284)         106,878

----------

(1) Common shares and per share data are omitted because, due to the Reorganization Plan and implementation of fresh-start reporting, they are not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

On October 24, 1995, SLM International, Inc. ("SLM") and six of its subsidiaries (collectively, "Old SLM") filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. SLM and those subsidiaries chose to seek court protection from creditors in order to conduct their operations while preparing a reorganization plan. The Bankruptcy Court entered an order authorizing the joint administration of Old SLM's Chapter 11 Cases. On September 12, 1996 Old SLM filed a Chapter 11 Plan of Reorganization and on November 13, 1996, Old SLM filed a First Amended Chapter 11 Plan of Reorganization, as amended from time to time, with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan which became effective on April 11, 1997 and Old SLM emerged from bankruptcy ("New SLM"). Disruptions that occurred prior to and which may have been caused by the Filing affected the Company's operating performance for a given period and continued to affect the Company's results in 1997.

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

Financial comparisons herein are based on the combined results for New SLM and Old SLM for the year ended December 31, 1997 as compared to results for Old SLM for the years ended December 1996 and 1995.

The following discussion provides an assessment of the Company's results of continuing operations, financial condition and liquidity and capital resources, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere herein. (All references to "Note(s)" refer to the Notes to the Consolidated Financial Statements.) The combined consolidated financial information presented below should be read in conjunction with the Results of Operations included in this Form 10-K. FOR THE PRESENTATION OF THIS STATEMENT, RESULTS FOR NEW SLM AND OLD SLM HAVE BEEN COMBINED FOR 1997 (SEE PAGE 11 OF THIS FORM 10-K FOR 1997 COMBINED RESULTS). Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1997 giving effect to the consummation of the Reorganization Plan, including the implementation of fresh-start reporting, as if consummation had occurred on January 1, 1997 is provided on page 4 of this Form 10-K.

RESULTS OF OPERATIONS

The Company's results of operations as a percentage of net sales for the periods indicated were as follows:

                                                           COMBINED
                                                             1997              1996             1995
                                                       -----------------------------------------------------

Net sales                                                    100.0%            100.0%           100.0%
Gross profit                                                  40.4%             34.0%            33.4%
Selling, general and administrative expenses                  30.9%             32.7%            37.1%
Amortization of excess reorganization value                    1.4%               --               --
Restructuring and unusual charges                              5.1%              2.9%             9.6%
Operating income (loss)                                        3.0%             (1.6%)          (13.3%)
Chapter 11 and debt related fees                               1.0%              5.3%             7.0%
Other expense, net                                             0.6%               --              0.9%
Interest expense                                               3.1%              6.8%            10.6%
Loss from continuing operations before
  income taxes and extraordinary gain on
  discharge of debt                                           (1.7%)           (13.7%)          (31.8%)


Income taxes                                                   3.8%             (0.4%)            0.4%
Loss from continuing operations before
  extraordinary gain on discharge of debt                     (5.5%)           (13.3%)          (32.2%)
Extraordinary gain on discharge of debt                       47.4%               --               --
Income (loss) from continuing operations                      41.9%            (13.3%)          (32.2%)

1997 COMPARED TO 1996

Net sales decreased 11.8% to $123.8 million for the year ended December 31, 1997 as compared to $140.3 million in the year ended December 31, 1996. While the Company experienced an overall decline in net sales of 11.8%, recreational inline skate sales decreased approximately 51.5%, representing a significant portion of the overall sales decline. This decline was caused to a large extent by the Company's decision to exit the recreational inline skate market and to concentrate its efforts on the premium or high-end roller hockey skate market in 1997. As well, a generally weak retail environment in the recreational inline skate market, increased amounts of deeply discounted merchandise offered by other manufacturers and delays in receiving goods from overseas suppliers during the second half of 1997 led to lower sales of inline skates. Sales in 1997 continued to be negatively affected by the Company's Chapter 11 status, despite the Company's emergence from bankruptcy in April 1997, as the major period during which the Company receives its booking orders is January to April. Finally, the Company has reduced the levels of business it conducts with certain specialty retailers and mass merchandisers to whom previous sales were made at low margins and high credit risk, and has reduced or eliminated certain incentives to customers, negatively affecting overall sales as compared to 1996.

Gross profit was $50.0 million in 1997 compared to $47.7 million in 1996, an increase of 4.8%. Measured as a percentage of net sales, gross profit margins increased to 40.4% in 1997 from 34.0% in 1996. These higher gross profit margins are a result of favorable customer and product mixes, improved utilization of manufacturing capacities, reduced overhead costs resulting from restructuring efforts and reduced sales of excess, obsolete and slow moving inventories as compared to 1996.

For the year ended December 31, 1997, selling, general and administrative expenses decreased 16.6% to $38.2 million compared to $45.8 million in the prior year period. Measured as a percentage of net sales, these expenses were 30.9% in 1997 versus 32.7% in 1996. Selling general and administrative expenses decreased due to generally lower operating expenses resulting from the Company's ongoing efforts to reduce costs, including reduced variable selling costs, and lower distribution and administrative expenses.

Effective April 12, 1997, the Company began amortizing its excess reorganization value which was established in accordance with fresh-start reporting. This non-cash amortization amounted to $1.7 million in the period April 12 through December 31, 1997.

During the year ended December 31, 1997, the Company recorded restructuring costs of $6.3 million relating to the downsizing of its manufacturing and distribution operations. These costs consist primarily of lease cancellation costs ($2.3 million) at its Peterborough, N.H. and Beauport, Quebec facilities, impairment of fixed assets ($1.7 million), principally leasehold improvements at its Peterborough, N.H. facility, and severance and employee costs associated with the shutdown of three of the Company's manufacturing facilities, and are included in Restructuring and Unusual Charges in the Consolidated Statements of Operations. During 1996, the Company recorded restructuring charges totaling $4.0 million. These costs consisted primarily of severance pay ($3.4 million), including that of the Company's former Chief Executive and Chief Financial Officers, and the impairment of long lived assets ($0.6 million), primarily machinery and equipment at one of its Canadian facilities. These restructuring charges represent 92.5% and 21.5% of the Company's income (loss) from continuing operations before extraordinary gain on discharge of debt for the years ended December 31, 1997 and 1996, respectively.

Operating income for the year ended December 31, 1997 was $11.7 million, compared to $1.9 million in the year ended December 31, 1996, excluding the amortization of excess reorganization value and restructuring and unusual charges. The 1997 operating income was primarily the result of increased gross profit margins and lower selling, general and administrative expenses discussed above. Including the amortization of excess reorganization value and restructuring and unusual charges, the operating income was $3.7 million in the year ended December 31, 1997 compared to an operating loss of $2.2 million for the year ended December 31, 1996.

As a result of Old SLM's Chapter 11 Cases, the Company incurred significant legal and professional fees totaling $1.2 million and $7.4 million for the years ended December 31, 1997 and 1996, respectively. These fees include the cost of the Company's legal counselors, financial advisors and consultants, as well as those of its bankers, senior noteholders and creditors. These costs are included as Chapter 11 and Debt Related Fees in the Consolidated Statements of Operations for the periods then ended. These costs represent approximately 18.2% and 39.7% of the

Company's income (loss) before extraordinary gain on discharge of debt for the years ended December 31, 1997 and 1996, respectively.

Interest expense approximated $3.9 million and $9.6 million for 1997 and 1996, respectively. During the reorganization proceedings the Company was generally not permitted to pay interest. Therefore, the Company recorded interest expense only to the extent paid or earned during the proceedings and to the extent it was probable that the Bankruptcy Court would allow interest on pre-Petition Date debt as a priority, secured or unsecured claim. On the Effective Date, the Company entered into various debt agreements (see "Liquidity and Capital Resources" below) resulting in 1997 interest expense.

The Company's income (loss) from continuing operations before extraordinary gain on discharge of debt was $2.4 million and $(7.3) million for 1997 and 1996, respectively, excluding restructuring and unusual charges, amortization of excess reorganizational value and Chapter 11 and debt related fees. The Company's loss from continuing operations before extraordinary gain on discharge of debt for the year ended December 31, 1997 was $6.8 million compared to a loss of $18.7 million in the year ended December 31, 1996. The restructuring and unusual charges, amortization of excess reorganizational value and Chapter 11 and debt related fees represented 135.8% and 61.2% of the Company's income
(loss) from continuing operations before extraordinary gain on discharge of debt for the years ended December 31, 1997 and 1996, respectively.

On April 11, 1997, the Company emerged from bankruptcy and, as a result of its Reorganization Plan and implementation of fresh-start reporting, approximately $58.7 million of its liabilities were forgiven and are included in Extraordinary Gain on Discharge of Debt in the Consolidated Statements of Operations.

The Company`s net income for the year ended December 31, 1997 was $51.9 million compared to a net loss of $18.7 million in the year ended December 31, 1996.

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

During 1996, the Company recorded significant unusual charges in continuing operations totaling $4.0 million to reflect the impact of strategically reorganizing management to position itself for a definitive restructuring plan. These costs consist primarily of severance pay ($3.4 million), including that of the Company's former Chief Executive and Chief Financial Officers, and the impairment of long lived assets ($0.6 million), primarily machinery and equipment at one of its Canadian facilities. During 1995, the Company recorded significant unusual charges in continuing operations totaling $15.5 million due principally to litigation settlements ($8.8 million) and reassessment, during the fourth quarter of 1995, of the intangible assets associated with the acquisition of #1 Apparel ($6.4 million). Litigation settlements include settlements of environmental litigation ($7.0 million, recorded in the second quarter and $0.25 million, recorded in the fourth quarter 1995) and securities litigation ($1.6 million recorded in the fourth quarter 1995). The unusual charges represent 21.5% and 29.8% of the Company's loss from continuing operations for the years ended December 31, 1996 and 1995, respectively.

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

As a result of the Company's significant losses in the year ended December 31, 1994, the resultant non-compliance with covenants in its various financing agreements, the involuntary bankruptcy action initiated by its senior noteholders, the Standstill Agreements with its lenders and the Filing, the Company's continuing operations incurred significant legal and professional fees totaling $7.4 million and $11.2 million for the years ended December 31, 1996 and 1995, respectively. These fees include the cost of the Company's legal counselors, financial advisors and consultants, as well as those of its bankers, senior noteholders and creditors and, additionally, 1995 included certain payments made directly to these lenders. The debt related fees for the year ended December 31, 1996 is net of $0.7 million of interest earned on accumulated cash resulting from the Filing. These costs are included as Chapter 11 and debt related fees in the Consolidated Statement of Operations for the periods then ended.

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

The Company's loss from continuing operations for the year ended December 31, 1996 was $18.7 million compared to a loss of $51.9 million in the year ended December 31, 1995. Excluding unusual charges and debt related fees, the Company's net loss was $7.3 million and $25.2 million for 1996 and 1995, respectively. The unusual charges and debt related fees represented 61.2% and 51.4% of the Company's losses from continuing operations for the year ended December 31, 1996 and 1995, respectively.

For the year ended December 31, 1995, the Company recognized a loss on discontinued operations of $25.6 million due to the finalization of the terms of sale of these operations.

INCOME TAXES

The Company's income tax provision is comprised of both United States and foreign tax components. Due to changes in the relative contribution of income or loss by country, differences in the effective tax rates between countries (principally the U.S. and Canada) and permanent differences in effective tax rates between income for financial statement purposes, the consolidated effective tax rates may vary significantly from period to period. The Company and its U.S. subsidiaries consolidate their income for U.S. federal income tax purposes. However, gains and losses of certain subsidiaries may not be available to other subsidiaries for tax purposes.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A full valuation allowance was provided in 1997 and 1996.

Fresh-start reporting requires the Company to report a provision in lieu of income taxes when there is a book taxable income and utilization of a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward and other deferred tax assets would eliminate the related federal income tax payable. The current and future year tax benefit related to the carryforward is recorded as a reduction of reorganizational value in excess of amounts allocable to identifiable assets until exhausted and then as a direct increase to paid in capital. The amount of income tax provision which has been used to reduce the reorganizational value in excess of amounts allocable to identifiable assets is reflected as a provision in lieu of income taxes in the Company's Consolidated Statements of Operations.

LIQUIDITY AND CAPITAL RESOURCES

On October 24, 1995, SLM International, Inc. and six of its subsidiaries filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. From the Filing to April 11, 1997, the Company and those subsidiaries operated their businesses in the ordinary course as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. The Bankruptcy Court entered an order authorizing the joint administration of Old SLM's Chapter 11 Cases. On September 12, 1996 Old SLM filed a Chapter 11 Plan of Reorganization and on November 13, 1996, Old SLM filed a First Amended Chapter 11 Plan of Reorganization, as amended from time to time (the "Reorganization Plan"), with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan and the Plan became effective on April 11, 1997.

The Filing enabled the Company to stabilize its liquidity position because the cash requirements for the payment of accrued interest, accounts payable and other liabilities, which arose prior to the Filing, were in most cases deferred until the Reorganization Plan was approved by the Bankruptcy Court.

Management expects to finance the Company's working capital and capital expenditures requirements through cash generated by its operations and through its new credit facilities (these facilities were amended in March 1998, see Note
20). On the Effective Date of the Reorganization Plan, the Company and two of its U.S. subsidiaries, Maska U.S., Inc. and #1 Apparel, Inc., entered into a Credit Agreement (the "U.S. Credit Agreement") with the lenders referred to therein and The Chase Manhattan Bank, as Agent ("Chase"). Simultaneously, one of the Company's Canadian subsidiaries, Sport Maska Inc., entered into a Credit Agreement (the "Canadian Credit Agreement" and, together with the U.S. Credit Agreement, the "Credit Agreements") with The Chase Manhattan Bank of Canada ("Chase Canada"). The maximum amount of loans and letters of credit that may be outstanding under the Credit Agreements is $74.0 million, consisting of $35.0 million of revolving credit loans under the U.S. Credit Agreement, $35.0 million of revolving credit loans under the Canadian Credit Agreement and a $4.0 million term loan (which was permanently reduced by $2.1 million in June 1997 with the proceeds from the sale of one of the Company's subsidiaries (see Note 4)) under the U.S. Credit Agreement. Borrowings under the Credit Agreements are guaranteed by certain subsidiaries and are secured by substantially all of the assets (including, without limitation, accounts receivable, inventory and the stock of certain subsidiaries) of the Company. Total amounts outstanding under the Credit Agreements were $1.8 million at December 31, 1997.

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

On April 11, 1997 the Company issued $29.5 million principal amount of 14% Senior Secured Notes due April 1, 2004 (the "Senior Secured Notes"), pursuant to an Indenture with The Bank of New York, as trustee. The Senior Secured Notes were issued by the Company under the Reorganization Plan as partial satisfaction of the Company's obligations to its former senior lenders under a Loan and Security Agreement ("Bank Agreement") with a syndicate of banks led by Fleet Credit Corporation. Under the Plan, the lenders under the Bank Agreement also received (i) $44.2 million in cash; and (ii) 2,470,000 shares of New Common Stock, representing approximately 38.0% of the outstanding New Common Stock. The lenders sold such shares to W.S. Acquisition L.L.C. on the Effective Date.

Interest was payable on the Senior Secured Notes semi-annually at the rate of 14% per annum, with such interest rate being permanently reduced by up to 4% if the Company met certain earnings tests. Further, of the initial 14% interest rate, 10% was payable in cash and 4% was payable in cash or by the issuance of additional Senior Secured Notes. The Senior Secured Notes had a term of seven years with principal payments beginning in the fifth year. The Senior Secured Notes were guaranteed by certain subsidiaries and were collateralized by substantially all of the assets (including, without limitation, accounts receivable, inventory and the stock of certain subsidiaries) of the Company, the two U.S. Subsidiaries referred to above and the Company's other subsidiaries which were guarantors. The lien of the trustee for the benefit of itself and the Senior Secured Noteholders was junior to the liens of Chase and Chase Canada. The Indenture also included customary affirmative and negative covenants. On March 16, 1998, the Company prepaid the Senior Secured Notes in full.

During March 1998, the Company amended its Credit Agreements ("New Credit Agreements") to take advantage of its improved borrowing capacity. In completing the amendments the Company redeemed, in full, its Senior Secured Notes and all amounts outstanding under the Term Loan under its U.S. Credit Agreement. The redemptions were effected by the New Credit Agreements (additional revolving credit loan borrowings under the New Credit Agreements and the New Term Loan) and use of the Company's cash on hand. The maximum amount of loans that may be outstanding under the New Credit Agreements is $60.0 million, consisting of $45.0 million revolving credit loans and a $15.0 million term loan ("New Term Loan"). Borrowings under the New Credit Agreements bear interest at an alternate base rate per annum or at an interest rate based on LIBOR plus 1 3/4% per annum on U.S. revolving credit loans, at Chase Canada's prime rate or at an alternate base rate per annum on Canadian revolving credit loans, and an alternate base rate plus 1/4% per annum or at an interest rate based on LIBOR plus 2% per annum on the New Term Loan. Interest and principal on the New Term Loan are payable in quarterly installments ($0.6 million principal) through April 2000, beginning in April 1998.

The Company's financing requirements for long-term growth, future capital expenditures and debt service are expected to be met through cash generated from its operations and through its New Credit Agreements. During the year ended December 31, 1997, the Company's operations provided $18.4 million, cash compared to $18.9 million in 1996. The Company incurred a loss of $6.8 million, exclusive of the extraordinary gain on discharge of debt, compared to a loss of $18.7 million in 1996; however, the cash impact was mitigated due to non-cash charges for receivables, inventory, intangibles and restructuring charges. Earnings before interest, taxes, depreciation, amortization, restructuring and unusual charges and Chapter 11 and debt related fees (EBITDA) was $13.9 for the year ended December 31, 1997 compared to $5.1 million for the previous year. Included in EBITDA is a non-cash charge of $0.6 million related to foreign exchange conversion in the year ended December 31, 1997. EBITDA for the year ended December 31, 1997 does not include the full effect of the cost reductions from the Company's restructuring plan, as many of the cost reductions only began in May 1997.

Cash provided by investing activities during the year ended December 31, 1997 of $0.4 million includes $1.8 million of net proceeds from the sale of one of the Company`s subsidiaries, offset, in part, by $2.0 million of purchases of fixed assets. Cash provided by investing activities of $3.5 million during the year ended December 31, 1996 consisted primarily of $5.9 million from the proceeds from the disposal of discontinued operations, offset by $2.8 million of purchases of fixed assets.

Net cash flows used in financing activities during 1997 and 1996 were approximately $46.0 million and $5.4 million, respectively. The use of cash in 1997 resulted primarily from payments to creditors on the Effective Date to satisfy claims ($36.1 million), costs incurred to secure new debt facilities ($2.2 million), principal payments on debt ($3.0 million) including payment on the term loan under the U.S. Credit Agreement and repayments of borrowings under the Company`s Credit Agreements ($4.7 million) for its short-term working capital requirements. Net cash used in financing activities during the year ended December 31, 1996 consisted primarily of cash from net assets of discontinued operations used for principal payments on the Company's secured debt as allowed by the Bankruptcy Court.

The Company, in its continuing efforts to increase efficiency and improve operations, has initiated information system modifications. The information system modifications include, but are not limited to, Year 2000 compliance programs to ensure that systems and key processes will remain functional. This objective is expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems and by monitoring supplier and other third party interfaces. While there can be no assurance that all such modifications will be successful, management does not expect that either the costs of modifications or the consequences of any unsuccessful modifications should have a material adverse effect on the financial position, results of operations or liquidity of the Company.

During January 1998 a severe ice storm struck the North Eastern parts of North America paralyzing businesses throughout the affected regions. As a result, the Company's Quebec operations ceased for the majority of the month of January 1998. It is anticipated that this will negatively affect the Company's first quarter of 1998 operations through, amongst others, reduced sales, unabsorbed overhead and increased selling, general and administrative expenses. The Company maintains business interruption insurance which may offset, in part, these costs in a future quarter.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
--------------------------------------------------------------------------------
      Reports of Independent Accountants

               Ernst & Young                                                  20

               Coopers & Lybrand L.L.P.                                       21

               Raymond, Chabot, Martin, Pare                                  22

      Consolidated Financial Statements

               Consolidated Balance Sheets at December 31,
                 1997 and 1996                                                28

               Consolidated Statements of Operations
                 for April 12 through December 31, 1997,
                 January 1 through April 11, 1997 and the years
                 ended December 31, 1996 and 1995                             29

               Consolidated Statements of Stockholders' Equity
                 (Deficit) for April 12 through December 31,
                 1997, January 1 through April 11, 1997 and the
                 years ended December 31, 1996 and 1995                       30

               Consolidated Statements of Cash Flows
                 for April 12 through December 31, 1997, January
                 1 through April 11, 1997 and the years ended
                 December 31, 1996 and 1995                                   31

               Notes to Consolidated Financial Statements                     32

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
SLM International, Inc.

We have audited the accompanying consolidated balance sheet of SLM International, Inc. as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the periods January 1, 1997 to April 11, 1997 and April 12, 1997 to December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

On April 11, 1997, SLM International, Inc. reorganized and emerged from bankruptcy. As discussed in Notes 1, 2, and 24 to the consolidated financial statements, as a result of the reorganization, the financial statements at December 31, 1997 reflect fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7. The consolidated financial statements as of December 31, 1997 and for the post reorganization period from April 12, 1997 to December 31, 1997 are presented on the new basis, and accordingly, are not comparable to the financial statements for the period January 1, 1997 to April 11, 1997, which have been prepared on a pre-reorganization basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SLM International, Inc. as of December 31, 1997, and the consolidated results of their operations and their cash flows for the periods January 1, 1997 to April 11, 1997 and April 12, 1997 to December 31, 1997, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Montreal, Canada,                            /s/ Ernst & Young
March 13, 1998.                              Chartered Accountants

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
SLM International, Inc.

We have audited the accompanying consolidated balance sheet of SLM International, Inc. and Subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We did not audit the 1996 and 1995 financial statements of certain companies, whose financial statements include total assets of $70,147,000 as of December 31, 1996 and total net sales of $67,182,000 and $68,101,000 for the years ended December 31, 1996 and 1995, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it related to the amounts included for those companies, is based solely on the reports of the other auditors.

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

As discussed in Note 1, SLM International, Inc. and certain of its subsidiaries filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on October 24, 1995. On April 11, 1997, the First Amended, as amended, Plan of Reorganization (the "Reorganization") was declared effective by the Bankruptcy Court. The Reorganization significantly altered, compromised or modified the Company's historical capital structure as reflected in the accompanying consolidated balance sheet as of December 31, 1996. The Company will account for the Reorganization on April 11, 1997 and will, at that date, adopt fresh-start reporting as described in Note 24. No effects of accounting for the Reorganization are reflected in the accompanying consolidated financial statements.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SLM International, Inc. and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

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

/s/ Raymond, Chabot, Martin, Pare
Chartered Accountants

Montreal, Canada
April 14, 1997

AUDITORS' REPORT

To the Shareholder of
St.Lawrence Manufacturing Canada Inc.

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

/s/ Raymond, Chabot, Martin, Pare
Chartered Accountants

Montreal, Canada
April 14, 1997

AUDITORS' REPORT

To the Shareholder of
#1 Apparel Canada Inc.

We have audited the statements of earnings and deficit and changes in cash resources of #1 Apparel Canada Inc. for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the results of operations and the changes in financial position of the Company for the year ended December 31, 1995 in accordance with generally accepted accounting principles in Canada.



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

/s/ Raymond, Chabot, Martin, Pare
Chartered Accountants

Montreal, Canada
April 25, 1996

AUDITORS' REPORT

To the Shareholder of
St. Lawrence Manufacturing Canada Inc.

We have audited the statements of earnings and deficit and changes in cash resources of St. Lawrence Manufacturing Canada Inc. for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the results of operations and the changes in financial position of the Company for the year ended December 31, 1995 in accordance with generally accepted accounting principles in Canada.

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

/s/ Raymond, Chabot, Martin, Pare
Chartered Accountants

Montreal, Canada
April 25, 1996

AUDITORS' REPORT

To the Shareholder of
Sport Maska Inc.

We have audited the consolidated statements of earnings and retained earnings and changes in cash resources of Sport Maska Inc. for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the results of operations and the changes in financial position of the Company for the year ended December 31, 1995 in accordance with generally accepted accounting principles in Canada.

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

/s/ Raymond, Chabot, Martin, Pare
Chartered Accountants

Montreal, Canada
April 25, 1996

                             SLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                                 (In thousands)


                                                          NEW SLM        OLD SLM
                                                            1997           1996
                                                         -----------------------
ASSETS

Current assets
   Cash and cash equivalents (see Note 1)                $   8,051    $  35,589
   Accounts receivable, net (see Note 9)                    22,759       33,313
   Inventories (see Note 10)                                28,475       37,179
   Prepaid expenses                                          2,847        4,069
   Income taxes receivable                                     298          418
   Net assets of discontinued operations                                    189
   Other receivables                                         1,660        1,270
                                                         -----------------------
   Total current assets                                     64,090      112,027
Property, plant and equipment, net (see
  Note 11)                                                   9,508       12,817
Intangible and other assets, net                            45,182           81
                                                         -----------------------
   Total assets                                          $ 118,780    $ 124,925
                                                         =======================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
   Short-term debt (see Notes 12 and 20)                 $     415            $
   Accounts payable                                          4,262        2,938
   Accrued liabilities                                       8,059        9,499
   Accrued professional fees                                 1,853        2,860
   Long-term debt, current portion (see
     Notes 12 and 20)                                        1,421          369
   Income taxes payable                                      1,214          648
   Current portion of liabilities subject to
     compromise under reorganization
     proceedings (see Note 3)                                1,130       45,035
                                                         -----------------------
   Total current liabilities                                18,354       61,349
Long-term debt (see Notes 12 and 20)                        30,064
Deferred income taxes  (see Note 16)                         1,480          601
Liabilities subject to compromise under
  reorganization proceedings (see Note 3)                               160,164
                                                         -----------------------
   Total liabilities  (see  Note 3)                         49,898      222,114
                                                         -----------------------
Commitments and contingencies (see Note 19)

Stockholders' equity (deficit)
Preferred stock, nil at December 31, 1997
  and no par, 100,000 shares authorized, none
  issued or outstanding at December 31, 1996
Common stock, par value $0.01 per share,
  15,000,000 shares authorized, 6,500,000
  shares issued and outstanding at December 31,
  1997 and 50,000,000 shares authorized,
  18,859,679 shares issued and outstanding
  at December 31, 1996                                          65          189
Additional paid-in capital                                  66,507       88,564
Retained earnings (deficit)                                  2,859     (182,291)
Foreign currency translation adjustments                      (549)      (3,651)
                                                         -----------------------
   Total stockholders' equity (deficit)                     68,882      (97,189)
                                                         -----------------------
   Total liabilities and stockholders' equity
     (deficit)                                           $ 118,780    $ 124,925
                                                         =======================

Due to the Reorganization Plan and implementation of fresh-start reporting, financial statements after April 11, 1997 are not comparable to financial statements prior to that date. See "Notes to Consolidated Financial Statements" for more information on the Reorganization Plan and implementation of fresh-start reporting.

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             SLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1997, 1996 and 1995
                        (In thousands, except share data)


                                                                   NEW SLM                              OLD SLM
                                                                 -----------        -----------------------------------------------
                                                                     1997              1997               1996              1995
                                                                     ----              ----               ----              ----

                                                                   APRIL 12         JANUARY 1
                                                                   THROUGH           THROUGH
                                                                 DECEMBER 31         APRIL 11
                                                                 -----------        -----------------------------------------------
Net sales                                                        $  98,215          $  25,539          $ 140,321          $ 160,973

Cost of goods sold                                                  57,768             16,007             92,613            107,266
                                                                 -------------------------------------------------------------------
Gross profit                                                        40,447              9,532             47,708             53,707

Selling, general and administrative                                 26,916             11,321             45,831             59,753
  expenses

Amortization of excess reorganization
  value (see Note 24)                                                1,712

Restructuring and unusual charges (see
  Note 6)                                                                               6,315              4,033             15,471
                                                                 -------------------------------------------------------------------

Operating income  (loss)                                            11,819             (8,104)            (2,156)           (21,517)


Chapter 11 and debt related fees (see
  Note 7)                                                                               1,243              7,432             11,195

Other expense, net                                                     519                193                 27              1,484

Interest expense (see Note 7)                                        3,808                114              9,555             17,078
                                                                 -------------------------------------------------------------------

Income (loss) from continuing                                        7,492             (9,654)           (19,170)           (51,274)
  operations before income taxes and
  extraordinary gain on discharge of
  debt

Income taxes                                                         4,633                 32               (448)               605
                                                                 -------------------------------------------------------------------

Income (loss) from continuing                                        2,859             (9,686)           (18,722)           (51,879)
  operations before extraordinary
  gain on discharge of debt

Extraordinary gain on discharge of debt                                                58,726
                                                                 -------------------------------------------------------------------

Income (loss) from continuing
   operations                                                        2,859             49,040            (18,722)           (51,879)

Loss from disposition of discontinued
  operations (see Note 5)                                                                                                   (25,569)
                                                                 -------------------------------------------------------------------

Net income (loss)                                                $   2,859          $  49,040          $ (18,722)         $ (77,448)
                                                                 ===================================================================
Net income per share (b)(see Note 17):

   Basic net income per share (see Note 17)                      $    0.44
                                                                 ===============

   Diluted net income per share (see Note 17)                    $    0.41
                                                                 ===============



(a) Due to the Reorganization Plan and implementation of fresh-start reporting, financial statements after April 11, 1997 are not comparable to financial statements prior to that date. See "Notes to Consolidated Financial Statements" for more information on the Reorganization Plan and implementation of fresh-start reporting. (See "Management`s Discussion and Analysis" (page 12) for comparison purposes.)

(b) Common shares and per share data for periods prior to April 12, 1997 are omitted because, due to the Reorganization Plan and implementation of fresh-start reporting, they are not meaningful.

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             SLM INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              For the years ended December 31, 1997, 1996 and 1995
                                 (In thousands)


                                                COMMON STOCK             ADDITIONAL        RETAINED      CURRENCY
                                         ------------------------         PAID-IN          EARNINGS     TRANSLATION
                                         # OF SHARES       AMOUNT         CAPITAL         (DEFICIT)      AJUSTMENTS         TOTAL
                                        --------------------------------------------------------------------------------------------
Balance at December 31, 1994                18,860        $    189        $ 87,764        $ (86,121)       $ (8,116)       $ (6,284)

Net (loss)                                                                                  (77,448)                        (77,448)

Issuance of stock
 warrants                                                                      800                                              800

Foreign currency
 translation
 adjustments                                                                                                  4,290           4,290
                                        --------------------------------------------------------------------------------------------

Balance at December 31, 1995                18,860             189          88,564         (163,569)         (3,826)        (78,642)

Net (loss)                                                                                  (18,722)                        (18,722)

Foreign currency
 translation
 adjustments                                                                                                    175             175
                                        --------------------------------------------------------------------------------------------

Balance at December 31, 1996                18,860             189          88,564         (182,291)         (3,651)        (97,189)

Net income                                                                                   49,040                          49,040

Foreign currency
 translation
 adjustments                                                                                                     85              85

Restructuring:

   Cancellation of
    Predecessor
    Company's Deficit                      (18,860)           (189)        (88,564)         133,521           3,566          48,064

   Issuance of stock
    warrants                                                                   464                                              464
                                                                                                                              3,566
   Issuance of
    Reorganized
    Company Stock                            6,500              65          66,043                                           66,108
                                        --------------------------------------------------------------------------------------------

Balance at April 11, 1997                    6,500              65          66,507                                           66,572

Net income                                                                                    2,859                           2,859

Foreign currency
 translation
 adjustments                                                                                                   (549)           (549)
                                        --------------------------------------------------------------------------------------------

Balance at December 31, 1997                 6,500        $     65        $ 66,507          $2,8859        $   (549)       $ 68,882
                                        ============================================================================================


Due to the Reorganization Plan and implementation of fresh-start reporting, financial statements after April 11, 1997 are not comparable to financial statements prior to that date. See "Notes to Consolidated Financial Statements" for more information on the Reorganization Plan and implementation of fresh-start reporting.

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             SLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996 and 1995
                                 (In thousands)


                                                                        NEW SLM                          OLD SLM
                                                                     -----------      ----------------------------------------------
                                                                         1997            1997              1996              1995
                                                                         ----            ----              ----              ----
                                                                       APRIL 12       JANUARY 1
                                                                       THROUGH         THROUGH
                                                                     DECEMBER 31      APRIL 11
                                                                     ---------------------------------------------------------------

OPERATING ACTIVITIES:
Net income (loss)                                                    $  2,859          $ 49,040          $(18,722)         $(77,448)
Adjustments to reconcile net income
 (loss) to net cash provided by (used
 in) operating activities:
   Extraordinary gain on discharge of
    debt                                                                                (58,726)
   Loss from disposal of discontinued
    operations                                                                                                               25,569
   Loss on impairment of long-lived and
    intangible assets                                                                                         662             6,416
   Litigation settlements                                                                                                     7,813
   Stock warrants                                                                                                               800
   Restructuring charges                                                                  6,315
   Depreciation and amortization                                        3,807               807             2,565             2,870
   Provisions for inventory, doubtful
    accounts and other deductions                                       9,791             2,301            13,969            22,726
   Deferred income taxes                                                  918                                  66               496
   Provision in lieu of taxes                                           2,985
   (Gain) loss on sale and disposal of
    fixed assets                                                         (160)                5               (45)              266
   Loss on foreign exchange                                               649               263               222             1,029
Change in operating assets and liabilities:
   Accounts receivable                                                (15,697)           14,660            (1,552)           (4,073)
   Inventories                                                         12,176            (7,026)            9,303             2,447
   Prepaid expenses                                                       371               596            (2,137)             (257)
   Income taxes receivable                                                 80                44              (162)            1,365
   Other receivables                                                     (618)              176               256                24
   Accounts payable and accrued
    liabilities                                                        (7,941)           (1,450)            5,002             1,473
   Interest payable                                                     1,145                               9,408             4,402
   Income taxes payable                                                   522               240               112               549
   Other                                                                   28                                   1              (136)
   Net effect of discontinued operations                                                    189                              (4,902)
                                                                     ---------------------------------------------------------------
Net cash provided by (used in) operating
 activities                                                            10,915             7,434            18,948            (8,571)
                                                                     ---------------------------------------------------------------
INVESTING ACTIVITIES:
Proceeds from sale of subsidiary, net                                   1,831
Purchases of fixed assets                                              (1,732)             (285)           (2,776)           (3,354)
Proceeds from sales of fixed assets                                       535                73               307               119
Proceeds from disposal of discontinued
 operations                                                                                                 5,947            18,841
                                                                     ---------------------------------------------------------------
Net cash provided by (used in) investing
 activities                                                               634              (212)            3,478            15,606
                                                                     ---------------------------------------------------------------
FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings                               (4,685)                                323             4,168
Principal payments of debt                                             (2,929)              (89)           (5,737)           (1,061)
Deferred financing costs                                                  (63)           (2,146)
Liabilities subject to compromise                                                       (36,098)
                                                                     ---------------------------------------------------------------
Net cash provided by (used in) by
financing activities                                                    (7677)          (38,333)           (5,414)            3,107
                                                                     ---------------------------------------------------------------
Effects of foreign exchange rate changes
 on cash and cash equivalents                                            (277)              (22)              (28)              119
                                                                     ---------------------------------------------------------------
Increase (decrease) in cash                                             3,595           (31,133)           16,984            10,261
Cash and cash equivalents at beginning
 of period                                                              4,456            35,589            18,605             8,344
                                                                     ---------------------------------------------------------------
Cash and cash equivalents at end of
 period                                                              $  8,051          $  4,456          $ 35,589          $ 18,605
                                                                     ===============================================================


Due to the Reorganization Plan and implementation of fresh-start reporting, financial statements after April 11, 1997 are not comparable to financial statements prior to that date. See "Notes to Consolidated Financial Statements" for more information on the Reorganization Plan and implementation of fresh-start reporting.

                   The accompanying notes are an integral part of the consolidated financial statements.

                             SLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION:

SLM International, Inc. ("SLM") was incorporated in September 1991 and reorganized in April 1997. The consolidated financial statements include the accounts of SLM and its wholly-owned subsidiaries (collectively, the "Company"). The Company designs, develops, manufactures and markets a broad range of sporting goods. The Company manufactures hockey and hockey related products, including hockey uniforms, protective equipment, hockey figure and inline skates and street hockey products, marketed under the CCM brand name, and private label brands and licensed sports apparel under the CCM and #1 Apparel names. The Company sells its products worldwide to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors. The Company manufactures and distributes most of its products at facilities in North America and sources products internationally.

All significant intercompany transactions and accounts are eliminated. The Company's investment in its toy and fitness businesses are classified as discontinued operations (see Note 5).

B. BASIS OF PRESENTATION:

SLM and six of its subsidiaries (collectively, "Old SLM") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Filing") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on October 24, 1995 (the "Petition Date"). On September 12, 1996, Old SLM filed a Chapter 11 Plan of Reorganization and on November 13, 1996, Old SLM filed a First Amended Chapter 11 Plan of Reorganization as amended from time to time (the "Reorganization Plan") with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan which became effective on April 11, 1997 (the "Effective Date") and Old SLM emerged from bankruptcy ("New SLM") (see Notes 2 and 24).

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which, except as otherwise disclosed, assumes that assets will be realized and liabilities will be discharged in the normal course of business. The financial statements for periods preceding the Effective Date do not include any adjustments which resulted from the Reorganization Plan. The Reorganization Plan had a significant impact on the financial statements of New SLM and the Company accounted for such Reorganization Plan using "fresh-start" reporting (see Note 24).

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

C. CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consists of cash and highly liquid short-term investments with original maturities of three months or less. The Company invests excess funds in bank term deposits, Canadian Government promissory notes, reverse-repurchase agreements with Fleet Credit Corporation ("Fleet") and in U.S. Treasury bills. At December 31, 1997, the Company had $1,673 invested in bank term deposits and $6,257 in Canadian Government promissory notes secured by a Canadian bank. At December 31, 1996, Old SLM had $5,425 invested in U.S. Government backed securities under agreements to resell on dates through January 23, 1997. Due to the short-term nature of these investments, Old SLM did not take physical possession of the securities, which were instead held in Fleet's safe keeping account at the Federal Reserve, the Trust Department or vault. Also, included in cash equivalents at December 31, 1996 is $18,241 in U.S. Treasury bills. The Company believes it is not exposed to any significant credit risk on cash equivalents.

D. CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and accounts receivable. The Company restricts its cash investments to temporary investments in institutions with high credit standing and to short-term securities backed by the full faith and credit of the United States and Canadian Governments. The Company sells its products principally to retailers and distributors and, in accordance with industry practice, grants extended payment terms to qualified customers. Concentration of accounts receivable credit risk is mitigated due to the performance of credit reviews which are considered in determining credit policies and allowances for doubtful accounts. The Company

                             SLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

provides allowances for expected sales returns, net of related inventory cost recoveries, discounts, rebates and cooperative advertising. The Company does not collateralize its receivables, except with respect to its debt agreements as described in Note 12 in the Consolidated Financial Statements.

E. REVENUE RECOGNITION:

Revenue is recognized when products are shipped to customers.

F. INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company provides allowances for excess, obsolete and slow moving inventories.

G. RESEARCH & DEVELOPMENT EXPENSES:

Costs for new product research and development as well as changes to existing products are expensed as incurred and totaled $1,096, $1,410 and $1,692 for the years ended December 31, 1997, 1996 and 1995, respectively. During the year ended December 31, 1997, $611 of the expense was incurred from April 12 through December 31, 1997.

H. PREPAID EXPENSES:

The Company expenses advertising and promotion costs as incurred. Royalty payments are deferred to the extent that the related sales have not yet been recorded. Such costs are included in prepaid expenses.

I. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using principally the straight-line method of depreciation.

The estimated service lives of the respective assets are as follows:

                                                        Years
                       --------------------------------------
                       Buildings and improvements       5- 40
                       Machinery and equipment          3- 10
                       Tools, dies and molds            3 - 5
                       Office furniture and equipment   3- 10
                       --------------------------------------

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

Fresh-start reporting requires the Company to report a provision in lieu of income taxes when there is a book taxable income and utilization of a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward and other deferred tax assets would eliminate the related federal income tax payable. The current and future year tax benefit related to

                             SLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

the carryforward is recorded as a reduction of reorganizational value in excess of amounts allocable to identifiable assets until exhausted and then as a direct increase to paid in capital.

K. FOREIGN CURRENCY TRANSLATION:

The balance sheets of the Company's non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the end of each year. Revenues, expenses and cash flows are translated at weighted average rates of exchange. The functional currency of the Company's non-U.S. subsidiaries, which are primarily in Canada, is their local currency. Gains or losses resulting from foreign currency transactions are included in earnings, while those resulting from translation of financial statements are shown as a separate component of stockholders' equity.

L. INTANGIBLE ASSETS:

Intangible assets are recorded at cost and are amortized on a straight-line basis. These amounts include reorganizational value in excess of amounts allocable to identifiable assets ("excess reorganizational value") (see Notes 16 and 24) and deferred financing costs (amortized over the life of the financing) at December 31, 1997 and the excess purchase prices over fair values assigned to net assets acquired (which were amortized on a straight-line basis over twenty years) at December 31, 1996. Excess reorganizational value is amortized on a straight-line basis over twenty years and is being reduced by the realization of deferred tax assets (reduced by $2,985 from April 12 through December 31, 1997).


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

Accumulated amortization of intangible assets was $2,226 and $61 at December 31, 1997 and 1996, respectively.

M. EARNINGS PER SHARE:

Basic and diluted earnings per share of common stock are computed based on the average number of shares of common stock assumed to be outstanding during each year. Common stock equivalents are included when dilutive (see Notes 2, 8, 17 and 18).

2. REORGANIZATION CASE

On April 11, 1997 the Company emerged from bankruptcy.

SLM and six of its subsidiaries (collectively, the "Old SLM") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Filing") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on October 24, 1995 (the "Petition Date"). The Bankruptcy Court entered an order authorizing the joint administration of Old SLM's Chapter 11 cases (the "Chapter 11 Cases"). On September 12, 1996, Old SLM filed a Chapter 11 Plan of Reorganization and on November 13, 1996, Old SLM filed a First Amended Chapter 11 Plan of Reorganization as amended from time to time (the "Reorganization Plan") with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan which became effective on April 11, 1997 (the "Effective Date").

Under the Reorganization Plan, among other things:

o Old SLM's secured creditors received $44,213 in cash, $29,500 principal in new senior notes (the "Senior Secured Notes") and 2,470,000 shares of new common stock (the "New Common Stock") of New SLM, in exchange for approximately $108,000 of secured and unsecured indebtedness (which amount includes the secured creditors estimate of post-filing interest and expenses). The 2,470,000 shares of New Common Stock represented (before dilution) 38.0% of the ownership of New SLM. The lenders sold such shares to W.S. Acquisition L.L.C. on the Effective Date. The Senior Secured Notes had a term of seven years with principal payments beginning in the fifth year. Interest thereon was due and payable semi-annually at 14.0% (including 4.0% payable in kind ("PIK"), with such PIK interest reduced permanently if New SLM achieved certain earnings levels established in the Senior Secured Note Indenture). The Senior Secured Notes were pre-payable at 101% of principal plus accrued interest, were secured by a lien on substantially all of New SLM`s assets, subordinate only to New SLM's new secured credit facilities, and had covenants,

                             SLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

     representations and other terms customary in instruments of this nature. On March 16, 1998 the Company prepaid the Senior Secured Notes in full (see Notes 12 and 20).

o Old SLM's unsecured creditors received: 4,030,000 shares of New Common Stock representing, at the time of issuance, 62.0% of the ownership of New SLM, subject to dilution upon the exercise of warrants distributed to equity security holders and stock options which have been or may be issued to New SLM's officers and key personnel (up to 15.0% of the New Common Stock at varying exercise prices), in exchange for approximately $120,000 of unsecured indebtedness. For purposes of the Reorganization Plan, the New Common Stock was valued at approximately $10.16 per share.

o Old SLM's equity security holders (who held 18,859,679 shares of Common Stock plus the 1,000,000 shares to have been issued pursuant to the settlement of a securities litigation lawsuit (see Note 19)) received a total of 300,000 5-year warrants to purchase an aggregate of 300,000 shares of New Common Stock at an exercise price of $16.92 per share. In addition, the warrant holders have the option to receive an aggregate payment of $500 upon cancellation of such warrants in connection with a sale of the Reorganized Company for more than $140,000.

3. LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS Substantially all the Company's liabilities as of the Petition Date were subject to compromise under a plan of reorganization, except as otherwise provided by order of the Bankruptcy Court. The Company was generally not permitted to make payments with respect to its pre-Petition Date liabilities until a plan of reorganization was confirmed by the Bankruptcy Court and consummated.

Liabilities subject to compromise under reorganization proceedings consisted of:

                                                     1997       1996
          --------------------------------------------------------------
          Priority Claims                          $  1,130   $    661
          Secured Debt
               Principal                                        92,045
               Interest                                         12,838
          General Unsecured Claims                              14,990
          Unsecured Debt, Principal and Interest                84,665
          --------------------------------------------------------------
                                                      1,130    205,199
          ==============================================================

Priority claims, the repayment of which the Company is required to prioritize under bankruptcy law, are comprised principally of income and property tax claims. At December 31, 1997, priority claims of $1,130 remain subject to resolution with the Bankruptcy Court.

4. SALE OF SUBSIDIARY

In May 1997, the Company sold for cash of $2,125 (including $294 cash on hand) the shares of one of its wholly owned subsidiaries, Mitchel & King Skates Limited. The operating results of Mitchel & King Skates Limited are reflected in the Company's consolidated financial statements through the date of sale.

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

                             SLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

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

6. RESTRUCTURING AND UNUSUAL CHARGES

During 1997, prior to its emergence from bankruptcy, the Company recorded significant restructuring charges in continuing operations totaling $6,315 to reflect the impact of reorganizing operations strategically to position itself to sustain ongoing profitability. These costs consist primarily of lease cancellation costs ($2,257) at its Peterborough, N.H. and Beauport, Quebec facilities, impairment of fixed assets ($1,659), principally leasehold improvements at its Peterborough, N.H. facility, and severance and employee costs associated with the shutdown of three of the Company's manufacturing facilities.

During 1996, the Company recorded significant unusual charges totaling $4,033. These costs consisted primarily of severance pay ($3,371), including that of the Company's former Chief Executive and Chief Financial Officers, and the impairment of long lived assets ($662), primarily machinery and equipment at one of its Canadian facilities.

During 1995, the Company recorded significant unusual charges in continuing operations totaling $15,471 due principally to litigation settlements ($8,813) and reassessment, during the fourth quarter of 1995, of the intangible assets associated with an acquisition ($6,416). Litigation settlements (see Note 19) include settlements of environmental litigation ($7,000, recorded in the second quarter and $250, recorded in the fourth quarter of 1995) and securities litigation ($1,563 recorded in the fourth quarter of 1995). The restructuring and unusual charges represent 12.9%, 21.5% and 29.8% of Old SLM's income (loss) from continuing operations for January 1 through April 11, 1997 and the years ended December 31, 1996 and 1995, respectively.

7. CHAPTER 11 AND DEBT RELATED FEES AND DEFAULT INTEREST

As a result of the Company's significant losses in the year ended December 31, 1994, the resultant non-compliance with covenants in its various financing agreements, the involuntary bankruptcy action initiated by its senior noteholders, the Standstill Agreements with its lenders and the Filing, Old SLM's continuing operations incurred significant legal and professional fees totaling $1,243, $7,432 and $11,195 for January 1 through April 11, 1997 and the years ended December 31, 1996 and 1995, respectively. These fees include the cost of the Company's legal counselors, financial advisors and consultants, as well as those of its bankers, senior noteholders and creditors and, additionally, 1995 included certain payments made directly to these lenders. The Chapter 11 and debt related fees for the years ended December 31, 1997 and 1996 are net of $500 and $705, respectively, of interest earned on accumulated cash resulting from the Filing. These costs are included as Chapter 11 and debt related fees in the Consolidated Statements of Operations for the periods then ended.

Additionally, as a result of the Company's defaults under its financing agreements, its financial condition and the terms of the Standstill Agreements, from February 1995 through April 11, 1997 the Company was charged an additional 3.0% interest on its bank debt and the interest rate on its 6.76% senior notes was increased to 15%. These higher interest rates resulted in incremental interest expense of $2,350 and $5,679 for the years ended December 31, 1996 and 1995, respectively, which is included in interest expense in the Consolidated Statements of Operations.

The Chapter 11 and debt related fees and default interest costs represent 2.5%, 52.2% and 32.5% of Old SLM's income (loss) from continuing operations for January 1 through April 11, 1997 and the years ended December 31, 1996 and 1995.

8. EQUITY TRANSACTIONS

Effective in April 1997, New SLM has 15,000,000 shares of New Common Stock authorized and 6,500,000 shares were issued and outstanding. In addition, in April 1997, New SLM issued 300,000 5-year warrants to Old SLM's shareholders to purchase an aggregate of 300,000 shares of New Common Stock at an exercise price of $16.92 per share.

                             SLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

In January 1995, the Board of Directors of Old SLM declared a dividend distribution of one Right for each outstanding share of common stock of Old SLM to stockholders of record at the close of business on March 1, 1995. Each Right entitled the registered holder to purchase from Old SLM a unit consisting of one one-thousandth of a share ("Unit") of the Series A Junior Participating Preferred Shares, par value $0.01 per share, of Old SLM, at a purchase price of $32.00 per Unit, subject to adjustment. The Rights were not exercisable until the Distribution Date, as defined, and no longer exist under New SLM.

9. ACCOUNTS RECEIVABLE

Net accounts receivable include:

                                                     1997        1996
     ------------------------------------------------------------------
     Allowance for doubtful accounts                $ 4,046     $ 3,596
     Allowance for returns, discounts, rebates
         and cooperative advertising                  5,886       5,112
     ------------------------------------------------------------------
                                                    $ 9,932     $ 8,708
     ==================================================================

Bad debt expense for the years ended December 31, 1997, 1996 and 1995 was $716, $621, and $4,679, respectively. Bad debt expense for the year ended December 31, 1997 includes $468 incurred during April 12 through December 31, 1997.

10. INVENTORIES

Net inventories consist of:

                                                     1997        1996
     ------------------------------------------------------------------
     Finished products                              $20,894     $26,592
     Work in process                                  1,561       2,669
     Raw materials and supplies                       6,020       7,918
     ------------------------------------------------------------------
                                                    $28,475     $37,179
     ==================================================================

Allowances for excess, obsolete and slow moving inventories were $3,418 and $4,791 at December 31, 1997 and 1996, respectively.

11. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

                                                     1997        1996
     ------------------------------------------------------------------
     Land and improvements                          $    79     $    79
     Buildings and improvements                       2,873       5,418
     Machinery and equipment                          4,856      14,352
     Tools, dies and molds                              749       2,958
     Office furniture and equipment                   2,417       7,182
     ------------------------------------------------------------------
                                                     10,974      29,989
     Less accumulated depreciation and
         amortization                                 1,466      17,172
     ------------------------------------------------------------------
                                                    $ 9,508     $12,817
     ==================================================================

In applying fresh-start reporting, as of April 11, 1997, property, plant end equipment was stated at fair value.

Property, plant and equipment under capital leases, primarily machinery and equipment, included above totaled $543 and $2,020 at December 31, 1997 and 1996, respectively. Accumulated amortization for the same periods was $81 and $1,200, respectively.

Depreciation and amortization expense for the years ended December 31, 1997, 1996 and 1995 was $2,371, $2,524, and $2,407, respectively. Depreciation and amortization expense for the year ended December 31, 1997 includes $1,571 for April 12 through December 31, 1997.

                             SLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

12. INDEBTEDNESS

A. NEW INDEBTEDNESS

(1.) BANK AGREEMENTS

On the Effective Date of the Reorganization Plan, SLM and two of its U.S. subsidiaries, Maska U.S., Inc. and #1 Apparel, Inc. (the "U.S. Subsidiaries"), entered into a Credit Agreement (the "U.S. Credit Agreement") with the lenders referred to therein (the "Lenders") and The Chase Manhattan Bank, as Agent ("Chase"). Simultaneously, one of the Company's Canadian subsidiaries, Sport Maska Inc., entered into a Credit Agreement (the "Canadian Credit Agreement" and, together with the U.S. Credit Agreement, the "Credit Agreements") with The Chase Manhattan Bank of Canada ("Chase Canada"). The maximum amount of loans and letters of credit that may be outstanding under the Credit Agreements is $74,000, consisting of $35,000 revolving credit loans under the U.S. Credit Agreement, $35,000 of revolving credit loans under the Canadian Credit Agreement and a $4,000 term loan (which was permanently reduced by $2,125 in June 1997 with the proceeds from the sale of one of the Company's subsidiaries) under the U.S. Credit Agreement. Borrowings under the Credit Agreements are guaranteed by certain subsidiaries and are collateralized by substantially all of the assets (including, without limitation, accounts receivable, inventory and the stock of certain subsidiaries) of the Company, the two U.S. Subsidiaries referred to above and the Company's other subsidiaries which are guarantors. The Canadian Credit Agreement is further collateralized by a letter of credit amounting to $35,000 at December 31, 1997. Total amounts outstanding under the Credit Agreements were $1,790 at December 31, 1997. (See Note 20 for amendments in
1998).

Borrowings under the U.S. Credit Agreement bear interest at an alternate base rate plus 1% per annum or at an interest rate based on LIBOR plus 2 3/4% per annum (9.5% and 8.5% at December 31, 1997, respectively). Borrowings under the Canadian Credit Agreement bear interest at Chase Canada's prime rate or at an alternate base rate plus 1% per annum (6.0% and 5.6% at December 31, 1997, respectively). In addition, the Company is charged a quarterly commitment fee of up to 3/8 of 1% on the unused portion of the revolving credit facilities under the Credit Agreements and certain other fees.

The Credit Agreements include customary affirmative and negative covenants, including those relating to capital expenditures, interest coverage and the incurrence of additional indebtedness.

The weighted average interest rate on short term debt outstanding at December 31, 1997 was 9.5%.

(2.) SENIOR SECURED NOTES

On April 11, 1997 the Company issued $29,500 principal amount of 14% Senior Secured Notes due April 1, 2004 (the "Senior Secured Notes"), pursuant to an Indenture with The Bank of New York, as trustee. The Senior Secured Notes were issued by the Company under the Reorganization Plan as partial satisfaction of the Company's obligations to its former secured lenders under the Loan and Security Agreement referred to below.

Interest was payable on the Senior Secured Notes semi-annually at the rate of 14% per annum, with such interest rate being permanently reduced by up to 4% if the Company met certain earnings tests. Further, of the initial 14% interest rate, 10% was payable in cash and 4% was payable in cash or by the issuance of additional Senior Secured Notes. On October 1, 1997, the Company elected to make the entire first interest payment in cash.

The Senior Secured Notes were guaranteed by certain subsidiaries and were collateralized by substantially all of the assets of the Company (including, without limitation, accounts receivable, inventory and the stock of certain subsidiaries). The lien of the trustee for the benefit of itself and the Senior Secured Noteholders was junior to the liens of Chase and Chase Canada. The Indenture also included customary affirmative and negative covenants.

In March 1998, the Company redeemed, in full, the Senior Secured Notes (see Note
20).

                             SLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


(3.) LONG-TERM DEBT

The Company's long-term debt at December 31, 1997 was as follows:

                                                                   1997
--------------------------------------------------------------------------
  Senior Secured Notes (see Note 12A.(2.))                       $29,500
  Term Loan (see note 12A.(1.))                                    1,375
  Capital leases                                                     165
  Other long-term debt                                               445
--------------------------------------------------------------------------
                                                                  31,485
  Less amounts contractually due within one year                  (1,421)
--------------------------------------------------------------------------
  Total long-term debt, excluding current portion                $30,064
==========================================================================

At December 31, 1997, future maturities of long-term debt based upon original terms were:

                              CAPITAL LEASES    OTHER LONG-TERM DEBT     TOTAL
      -------------------------------------------------------------------------
        1998                    $   170             $  1,256           $  1,426
        1999                                             451                451
        2000                                              83                 83
        2001                                           4,030              4,030
        2002                                           8,000              8,000
        Thereafter                                    17,500             17,500
      -------------------------------------------------------------------------
        Total Minimum payments      170               31,320             31,490
        Amount representing
          interest                   (5)                                     (5)
      -------------------------------------------------------------------------
        Present value of
          payments              $   165             $ 31,320           $ 31,485
      =========================================================================

Cash payments of interest were $2,531 for April 12 through December 31, 1997.

Based on the borrowing rates currently available to the Company for bank loans and other financing with similar terms, the Company estimated that the fair value of its short-term debt and long-term debt at December 31, 1997 was $415 (its carrying value) and $31,780, respectively. These values represent a general approximation of possible value and may never be realized.

B. OLD INDEBTEDNESS

As a result of the Filing, certain of the Company's indebtedness was classified as liabilities subject to compromise under reorganization proceedings, at December 31, 1996. The Reorganization Plan substantially altered the rights of most pre-petition unsecured creditors by liquidating their allowed claims at less than 100% of their face value.

(1.) BANK AGREEMENTS

In December 1992, the Company entered into a Loan and Security Agreement ("Bank Agreement") with a syndicate of banks led by Fleet Credit Corporation. Borrowings under the Bank Agreement were collateralized by certain of the Company's accounts receivable and inventory, and the common stock of certain subsidiaries and were cross collateralized and guaranteed by such subsidiaries. Total amounts outstanding under the Bank Agreement was $91,219 at December 31, 1996. As a result of the Filing, the amounts are classified as liabilities subject to compromise under reorganization proceedings.

Under the Reorganization Plan, lenders under a Loan and Security Agreement received (i) $44,213 in cash; (ii) $29,500 principal in Senior Secured Notes; and (iii) 2,470,000 shares of New Common Stock, representing approximately 38.0% of the outstanding New Common Stock. The lenders sold such shares to W.S. Acquisition L.L.C. on the Effective Date.

                             SLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

(2.) LONG-TERM DEBT

Old SLM's long-term debt at December 31, 1996 was as follows:

                                                                   1996
--------------------------------------------------------------------------
  6.76% Senior Notes (see Note 12B.(3.))                         $75,000
  Note payable (see Note  12B.(4.))                                6,000
  Capital leases (see Note 12B.(5.))                                 369
  Other long-term debt                                               826
--------------------------------------------------------------------------
                                                                  82,195

  Less amounts contractually due within one year                  (1,277)
--------------------------------------------------------------------------
  Total long-term debt, excluding current portion                $80,918
==========================================================================

(3.) In March 1994, the Company completed a private placement of $75,000 of its 6.76% Senior Notes due February 15, 2004 ("Senior Notes") with a group of eight insurance companies.

Under the Reorganization Plan, the holders of the Senior Notes received a distribution of 3,173,414 shares of New SLM's New Common Stock (see Note 2).

(4.) During June 1995, the Company entered into an agreement to settle certain litigation for $7,000, including a note in the principal amount of $6,000 bearing interest at 10% payable over five years based on a twenty year amortization with the balance of principal payable in June 2000.

Under the Reorganization Plan, the lender of the note received a distribution of shares of New SLM's New Common Stock to satisfy the note.

(5.) Capital leases on molds, machinery and equipment, with variable interest rates to 14% and maturing on various dates through 1998. By authorization of the Bankruptcy Court, the Company continued to pay these leases and therefore the amount of $369 was classified as current at December 31, 1996.

(6.) Cash payments for interest were $14, $109, and $17,337 for January 1 through April 11, 1997 and the years ended December 31, 1996 and 1995, respectively. During the reorganization proceedings the Company was generally not permitted to pay interest. During such time, Old SLM recorded interest expense only to the extent paid or earned during the proceedings and to the extent that it was probable that the Bankruptcy Court would allow interest on pre-Petition Date debt as a priority, secured or unsecured claim. The excess of contractual interest expense over recorded interest expense for the years ended December 31, 1996 and 1995 was approximately $18,134 and $2,100, respectively. There was no interest expense recorded in 1997 on pre-Petition debt.

(7.) The weighted average interest rate on short term debt outstanding at December 31, 1996 was 10.1%.

13. RELATED PARTY TRANSACTIONS

Old SLM (including discontinued operations) leased property from companies controlled by certain former officers and directors of Old SLM. Related party rent expense for January 1 through April 11, 1997 and the years ended December 31, 1996 and 1995 was $617, $2,160, and $1,791, respectively.

Old SLM was charged $350 in management fees by companies controlled by certain former officers and directors of Old SLM for the year ended December 31, 1995.

14. LEASES

Certain of the Company's subsidiaries lease office and warehouse facilities and equipment under operating lease agreements. Some lease agreements provide for annual rent increases based upon certain factors including the consumer price index.

                             SLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

The following is a schedule of future minimum lease payments under noncancelable operating leases with initial terms in excess of one year at December 31, 1997:

   Operating Leases
-----------------------------------------------
   1998                               $ 2,063
   1999                                 1,594
   2000                                 1,408
   2001                                 1,361
   2002                                 1,341
   Thereafter                           2,909
-----------------------------------------------
                                      $ 10,676
===============================================

Rental expense, including those to related parties, for the years ended December 31, 1997, 1996 and 1995 were approximately $3,022, $4,188, and $7,686, respectively. Rental expense for the year ended December 31, 1997 includes $1,938 for April 12 through December 31, 1997.

15. ROYALTIES

Certain of the Company's subsidiaries have entered into agreements which call for royalty payments generally based on net sales of certain products and product lines. Certain agreements require guaranteed minimum payments over the royalty term. Future minimum payments under the agreements, for the years ended December 31, are as follows:

   Royalties
-----------------------------------------------
   1998                               $ 3,531
   1999                                 3,569
   Thereafter                              --
-----------------------------------------------
                                      $ 7,100
===============================================

Royalty expense for the years ended December 31, 1997, 1996 and 1995, including guaranteed minimum payments, was approximately $3,401, $3,716, and $4,190, respectively. Royalty expense for the year ended December 31, 1997 includes $2,261 for April 12 through December 31, 1997.

16. INCOME TAXES

The components of income taxes are:

                                     NEW SLM            OLD SLM
                                   ----------   -----------------------
                                       1997       1997     1996   1995
                                   ----------   -----------------------
                                     APRIL 12   JANUARY 1
                                     THROUGH    THROUGH
                                   DECEMBER 31  APRIL 11
--------------------------------------------------------------------------------


Current:                U.S.         $   165    $  18    $ 151    $205

                        Non-U.S          565       14     (665)    (96)
--------------------------------------------------------------------------------
                                         730       32     (514)    109
--------------------------------------------------------------------------------

Deferred:               U.S.              --       --       --      --

                        Non-U.S          918       --       66     496
--------------------------------------------------------------------------------
                                         918       --       66     496
--------------------------------------------------------------------------------
Provision in Lieu of Taxes:
                        U.S            1,150       --       --      --

                        Non-U.S        1,835       --       --      --
--------------------------------------------------------------------------------
                                       2,985       --       --      --
--------------------------------------------------------------------------------
                                     $ 4,633    $  32    $(448)   $605
================================================================================

                             SLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

The Company's effective income tax rate from continuing operations differed from the federal statutory rate as follows:

                                   NEW SLM                 OLD SLM
                                 ----------    ---------------------------------
                                     1997        1997        1996          1995
                                 ----------    ---------------------------------
                                   APRIL 12    JANUARY 1
                                   THROUGH      THROUGH
                                 DECEMBER 31    APRIL 11
--------------------------------------------------------------------------------
Income taxes based on U.S. federal
   tax rate                          34%         (34%)        34%           34%

Non-U.S. and state tax rates          3%          (1%)        (1%)          (1%)

Valuation Allowance                  13%          35%        (29%)         (33%)

Other, net                           12%          --%         (2%)          (1%)
--------------------------------------------------------------------------------

Effective income tax rate            62%          --%          2%           (1%)
================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                              NEW SLM            OLD SLM
                                       --------------------  -------------------
                                               1997                1996
                                           U.S. Non-U.S.        U.S. Non-U.S.
--------------------------------------------------------------------------------
Accounts receivable, principally
  due to allowance for doubtful
  accounts                             $    980   $    --    $ 1,539   $    --
Inventories, principally due to
  additional costs inventoried
  for tax purposes                        1,600        --      1,156        --
Other, net                                  320        --        401        --
--------------------------------------------------------------------------------
                                          2,900        --      3,096        --
Valuation allowance                      (2,900)       --     (3,096)       --
--------------------------------------------------------------------------------
Total current deferred tax
  assets (liabilities)                 $     --   $    --    $    --   $    --
================================================================================
Net operating loss carryforwards         17,750       819    $49,709   $ 3,152
Plant, equipment and depreciation          (150)     (538)      (180)     (900)
Other, net                                1,000      (942)     7,850     1,020
--------------------------------------------------------------------------------
                                         18,600      (661)    57,379     3,272
Valuation allowance                     (18,600)     (819)   (57,379)   (3,873)
--------------------------------------------------------------------------------
Total non-current deferred tax
  assets (liabilities)                 $    --    $(1,480)   $    --   $  (601)
================================================================================


Fresh-start reporting requires the Company to report a provision in lieu of income taxes when there is a book taxable income and utilization of a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward and other deferred tax assets would eliminate the related federal income tax payable. The current and future year tax benefit related to the carryforward is recorded as a reduction of reorganizational value in excess of amounts allocable to identifiable assets until exhausted and then as a direct increase to paid in capital. The amount of income tax provision which has been used to reduce the reorganizational value in excess of amounts allocable to identifiable assets has been reflected as a provision in lieu of income taxes in the Company's Consolidated Statements of Operations.

At December 31, 1997, the Company has pre-reorganization net operating loss carryforwards related to U.S. operations for income tax purposes of approximately $52,000, and pre-reorganization net operating loss carryforwards related to foreign operations for income tax purposes of approximately $2,000. These carryforwards begin to expire in 2001 and have been fully reserved by a valuation allowance. The Company's ability to use remaining carryforwards is limited in use on an annual basis as a result of a change in control of the Company on April 11, 1997 in connection with the Reorganization Plan.

Undistributed earnings from continuing operations of subsidiaries outside the U.S., for which no provision for U.S. taxes has been made, amounted to approximately $7,000 at December 31, 1997. In the event earnings of these subsidiaries are remitted, foreign tax credits may be available to offset U.S. taxes.

                             SLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Net cash payments (refunds) for income taxes for the years ended December 31, 1997, 1996 and 1995 were $108, $389, and $(2,726) respectively. Net cash payments for income taxes for the year ended December 31, 1997 includes $130 for April 12 through December 31, 1997.

17. EARNINGS PER SHARE

Net income per share for April 12 through December 31, 1997:

                                                   BASIC             DILUTED
--------------------------------------------------------------------------------
Net income                                    $     2,859         $    2,859
================================================================================
Weighted average common and common
  equivalent shares outstanding:
     Common shares                              6,500,000          6,500,000
     Common equivalent shares (a)                      --            457,017
--------------------------------------------------------------------------------
Total  weighted  average common and
  common equivalent shares outstanding          6,500,000          6,957,017
================================================================================
Net income per share                          $      0.44         $     0.41
================================================================================

(a) Common equivalent shares include warrants and stock options. In addition, as required by Statement of Financial Accounting Standards No. 128, the Company used average market price during the period in determining common equivalent shares. The Company's stock had extremely limited trading volume during the period.

18. STOCK OPTION PLAN

During 1997 and 1996 the Company granted, stock options to purchase 952,222 shares of New Common Stock in the Company at a weighted average exercise price of $11.52 to certain key employees. The exercise prices of the stock options are not less than the estimated fair market value of the shares at the time the options were granted. Generally, these stock options become exercisable over a five-year vesting period and expire 10 years from the date of the grant.

Options granted for the New Common Stock are as follows:

                                 SHARES                   EXERCISE PRICE
----------------------------------------------------------------------------
December 31, 1995                  --                      $         --
Options Granted               840,000                       10.00-16.00
Options Canceled                   --                                --
Options Exercised                  --                                --
----------------------------------------------------------------------------
December 31, 1996             840,000                       10.00-16.00
Options Granted               112,222                       10.00-16.00
Options Canceled                   --                                --
Options Exercised                  --                                --
============================================================================
December 31, 1997             952,222                      $10.00-16.00
============================================================================

                             SLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

The following table summarizes information about stock options outstanding at December 31, 1997.

                             OUTSTANDING                       EXERCISABLE
--------------------------------------------------------------------------------
EXERCISE PRICE   SHARES    AVERAGE LIFE      AVERAGE        SHARES      AVERAGE
RANGE                         (A)         EXERCISE PRICE                EXERCISE
                                                                         PRICE
--------------------------------------------------------------------------------
$10.00-12.00    591,112       8.85          $10.00          82,222       $10.00
 12.00-14.00    216,666       8.71           13.00          43,333        13.00
 14.00-16.00    144,444       8.71           15.50          28,889        15.50
================================================================================
Total           952,222                     $11.52         154,444       $11.87
================================================================================

(a) Average contractual life remaining in years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996: dividend yields of zero percent; weighted-average expected volatility of 40.0% and 61.4%, respectively; weighted-average risk free interest rate of 8.5% and 6.7%, respectively and weighted-average expected lives of 5.5 and 3.5 years, respectively. Stock options outstanding at December 31, 1997 were 952,222 shares with weighted-average exercise price of $11.52 ($10.00 - $16.00 range of exercise prices), weighted-average remaining contractual life of 8.8 years and 154,444 exercisable at December 31, 1997; stock options outstanding at December 31, 1996 were 840,000 shares with weighted-average price of $11.55 ($10.00 - $16.00 range of exercise prices), weighted average remaining contractual life of 9.8 years and none exercisable at December 31, 1996

The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock options been determined based on the fair value at the grant dates for awards, consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, the Company's net income and net income per share would have been reduced. The impact of SFAS 123 may not be representative of the effect on income in the future years because options vest over several years and additional option grants may be made each year.

The pro forma amounts for April 12 through December 31, 1997 are:

                            AS REPORTED    PRO FORMA
-------------------------------------------------------
Net income                 $      2,859  $   2,249
-------------------------------------------------------
Net income per share:
   Basic net income per
   share                   $       0.44  $    0.35
-------------------------------------------------------
   Diluted net income per
   share                   $       0.41  $    0.32
-------------------------------------------------------

The Pro Forma net income (loss) amounts of Old SLM for January 1 through April 11, 1997 and the years ended December 31, 1996 and 1995 were $48,829, $(19,186)
and $(77,448), respectively.

                             SLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

19. CONTINGENCIES AND LITIGATION

A. ENVIRONMENTAL LITIGATION:

In 1991, the Vermont Department of Environmental Conservation ("VTDEC") notified the Company that the Bradford, Vermont property operated by its wholly-owned subsidiary, Maska, had been included on the U.S. Environmental Protection Agency's Comprehensive Environmental Response, Compensation and Liability Information System and the Vermont Hazardous Sites List and was being evaluated for possible remedial action. Under relevant environmental laws, Maska, as an owner of the property, was potentially liable for the entire cost of investigating and remediating the contamination allegedly emanating from its Bradford property and, in addition, certain civil penalties.

Maska undertook its own investigation to determine the extent of contamination, the rate of movement and the concentration of the contaminants, the appropriate action required for site remediation and the identification of other parties who should bear a share of the costs of remediation. The Company is seeking recovery against the former owners and affiliates of the Bradford property and facility and the owner of an adjacent property for the costs of such investigation and remediation. During April 1996, Maska and the State of Vermont entered into a consent decree ("Consent Decree") setting forth the terms under which Maska has agreed to remediate specified hazardous materials if, and to the extent, found on the contaminated property or caused by Maska. The Consent Decree was approved by the Bankruptcy Court on May 14, 1996 and approved and entered in Vermont Superior Court on June 20, 1996. The Consent Decree is subject to several conditions, including ongoing payment by the Company of certain State of Vermont oversight fees up to a maximum of $60 per year. In addition, the Company paid to Vermont a civil fine stipulated penalty of $250. While the total cost of investigation and remediation cannot be determined until the investigation required by VTDEC is complete and the extent of the Company's remedial obligations have been determined, the Company currently estimates the future cost of oversight and remediation to be approximately $3,200 in the aggregate, payable over the next several years. The Company believes it has accrued sufficient amounts for this matter.

Maska commenced an action in the United States District Court for the District of Vermont (the "Vermont District Court") entitled Maska U.S. Inc. V. Kansa, et al., Doc. No. 1:93-CV-309 against seven of its liability insurers seeking coverage for environmental cleanup costs arising out of claims brought by the State of Vermont and an adjoining landowner for their failure to defend or to indemnify Maska with respect to these claims.

On September 30, 1996, United States Magistrate Judge Jerome J. Neidermeier issued a Magistrate Judge's Report and Recommendation (the "Magistrate Report"), which recommended that the Vermont District Court grant Maska's motion for partial summary judgment on the issue of the duty to defend. The report also recommended that all the insurers' motions for summary judgment be denied, except for two on certain individual policies which Maska conceded provide no coverage for its claims. On December 2, 1996, Chief Judge J. Garvin Murtha adopted the Magistrate Report in its entirety. Various motions for reconsideration of that order and for certification of the issue for immediate appeal have since been denied. The case is scheduled for trial on or after June 9, 1998.

In 1992, T. Copeland & Sons, Inc. ("Copeland") the owner of a property adjacent to Maska's manufacturing facility in Bradford, Vermont, filed an action in Vermont Superior Court alleging that its property has been contaminated as a result of the Company's manufacturing activities and seeking compensatory and punitive damages under the Vermont Groundwater Protection Law and various common law theories. In June 1995, Maska settled this action for $1,000 cash, paid in July 1995, and a $6,000 promissory note. Under the Plan, Copeland received a distribution of shares of New SLM's New Common Stock to satisfy the note. Copeland asserted the right to recover from the Company the difference between the aggregate value of the New Common Stock and the amount of the promissory note. The Company believes that this claim is without merit.

                             SLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

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

C. PRODUCT LIABILITY LITIGATION:

The Company is unaware of any personal injury claims for which there is inadequate insurance coverage.

American Home Assurance Company ("American Home") commenced, in 1991, a declaratory judgment action against the Company in the U.S. District Court for the District of Massachusetts ("Massachusetts District Court") in respect of its duty to defend and to indemnify the Company in an action in Quebec Superior Court in Montreal, Canada to recover defense costs related to a personal injury claim filed in 1989. This claim was settled and approved by the Bankruptcy Court and treated under the Reorganization Plan. The Company filed a response to the declaratory judgment action and a counterclaim in Quebec Superior Court alleging American Home failed to fulfill its duty to defend the Company. American Home has alleged that it is entitled to payment in full for any amounts it recovers against the Company. The Company believes that American Home's claims and contentions are without merit and, in any event, were treated under the Reorganization Plan. In the event that the Company is required to make such a payment, it anticipates having funds sufficient to meet any Court-ordered obligation. American Home's claim in respect of the recovery of defense costs against the Company is in the amount of approximately $575.

D. OTHER LITIGATION

On October 16, 1997, ZMD Sports Investments Inc. and 2938201 Canada Inc., landlords of the Company's properties located in St. Jean, Quebec and St. Hyacinthe, Quebec, brought motions against the Company requiring the Company to undertake certain repairs to the properties. The Company believes these motions to be without merit.

Other than certain legal proceedings arising from the ordinary course of business, which the Company believes will not have a material adverse effect on the financial position, results of operations, or cash flows, there is no other litigation pending or threatened against the Company.

20. SUBSEQUENT EVENT

During March 1998, the Company amended its Credit Agreements ("New Credit Agreements"). In completing the amendments, the Company redeemed, in full, its Senior Secured Notes and all amounts outstanding under the Term Loan under its U.S. Credit Agreement. The redemptions were effected by the New Credit Agreements (additional revolving credit loan borrowings under the New Credit Agreements and the New Term Loan) and use of the Company's cash on hand. The maximum amount of loans that may be outstanding under the New Credit Agreements is $60,000, consisting of $45,000 revolving credit loans and a $15,000 term loan ("New Term Loan"). Borrowings under the New Credit Agreements bear interest at an alternate base rate per annum or at an interest rate based on LIBOR plus 1 3/4% per annum on U.S. revolving credit loans, at Chase Canada's prime rate or at an alternate base rate per annum on Canadian revolving credit loans, and at an alternate base rate plus 1/4% per annum or at an interest rate based on LIBOR plus 2% per annum on the New Term Loan. Interest and principal on the New Term Loan are payable in quarterly installments ($625 principal) through April 2000, beginning in April 1998.

                             SLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

21. GEOGRAPHICAL INFORMATION

The following table shows data by geographic area for the periods noted below:

                                 NEW SLM                  OLD SLM
                               -----------   -----------------------------------
                                   1997       1997         1996          1995
                               -----------   -----------------------------------
                                APRIL 12     JANUARY 1
                                 THROUGH      THROUGH
                               DECEMBER 31   APRIL 11
--------------------------------------------------------------------------------
Net sales to unaffiliated
 customers from operations
 within:
   United States               $  46,732    $  12,157    $  70,269    $  89,631
   Canada                         51,084       12,547       67,183       68,101
   Other (A)                         399          835        2,869        3,241
--------------------------------------------------------------------------------
                                  98,215       25,539      140,321      160,973
Intercompany sales to other
 geographic areas from
 operations within:
   United States                   2,497          440        2,155        3,123
   Canada                         15,129        6,951       22,136       30,141
   Intercompany transfers
    between geographic areas     (17,626)      (7,391)     (24,291)     (33,264)
--------------------------------------------------------------------------------
Net sales                      $  98,215    $  25,539    $ 140,321    $ 160,973
================================================================================
Operating income (loss)
 within:
   United States               $   7,882    $  (4,664)   $     (17)   $ (23,415)
   Canada                          3,060       (3,377)      (1,772)         219
   Other (A)                          73           88          187          490
   Intercompany adjustments          804         (151)        (554)       1,189
--------------------------------------------------------------------------------
Operating income (loss)        $  11,819    $  (8,104)   $  (2,156)   $ (21,517)
================================================================================
Identifiable assets at year
 end:
   United States               $ 177,161                 $  242,441   $ 235,213
   Canada                         64,065                     72,589      71,570
   Other (A) (B)                    --                        3,062      12,273
   Intercompany balances        (122,446)                  (193,167)   (181,028)
--------------------------------------------------------------------------------
Identifiable assets            $ 118,780                 $  124,925   $ 138,028
================================================================================


(A)  Other includes the United Kingdom.

(B)  Other identifiable assets include net assets of discontinued operations.

Foreign currency translation losses amounted to $912, $222, and $1,029 for the years ended December 31, 1997, 1996 and 1995, respectively. Foreign currency translation losses for the year ended December 31, 1997 includes $649 loss for April 12 through December 31, 1997.

                             SLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

22. NEW ACCOUNTING PRONOUNCEMENTS

Effective December 31, 1998 the Company will be required to implement Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income" and No. 131 ("SFAS 131") "Disclosures About Segments of an Enterprise and Related Information". SFAS 130 will require display of certain information about adjustments to equity, most notably, adjustments arising from foreign currency translation adjustments. SFAS 131 will require additional information about industry segments. Neither of these standards will have any effect on the Company's financial position or results of operations.

23. RESTATED QUARTERLY FINANCIAL DATA (UNAUDITED)

New SLM's quarterly information is as follows:

                                            APRIL 12       JUNE 29      SEPT. 28
                                             THROUGH       THROUGH       THROUGH
                                             JUNE 28      SEPT. 27       DEC. 31
1997:                                   (AS RESTATED)   (AS RESTATED)
--------------------------------------------------------------------------------
Net sales                                    $28,077       $38,696       $31,442
Gross profit                                  11,166        15,810        13,471
Net income                                       838         1,518           503
Basic net income per share                   $  0.13       $  0.23       $  0.08

The April 12 through June 28, 1997 and June 29 through September 27, 1997 Net income and Basic net income per share have been reduced by $1,207 and $0.18 and $2,344 and $0.36, respectively, from the amounts previously reported by the Company for these periods. These reductions occurred primarily because the amount of reorganizational value in excess of amounts allocable to identifiable assets has been reduced by the income tax provisions relating to the realization of pre-reorganization net operating losses carried forward.

24. FRESH-START ACCOUNTING

In connection with the emergence from bankruptcy, the Company adopted fresh-start reporting, as of April 11, 1997, in accordance with the requirements of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7").

In applying fresh-start reporting, the value of New SLM was allocated to the Company's net assets in conformity with the procedures specified by Accounting Principles Board Opinion No. 16 Business Combinations. SOP 90-7 required a determination of the Company's reorganizational value, representing the fair value of all of the Company's assets and liabilities, and an allocation of such values to the assets and liabilities (excluding deferred taxes) based on their relative fair values with the excess in reorganizational value over market values recorded as an intangible asset. As a result, the carrying values of the Company's assets and liabilities were adjusted to fair value as of April 11, 1997. Reorganizational value in excess of amounts allocable to identifiable assets of approximately $48,000 is being amortized on a straight line basis over twenty years. The application of SOP 90-7 resulted in the creation of a new reporting entity having no retained earnings or accumulated deficit.

For the purpose of the Reorganization Plan, the reorganizational equity value was estimated to be $66,572 based in part on management's estimates of future operating results. Reorganizational value necessarily assumes that New SLM will achieve its estimated future operating results in all material respects. If such results are not achieved, the value of New SLM that is ultimately realized could be materially different.

The Reorganization Plan had a significant impact on the financial statements of the Reorganized Company, including the creation of a new reporting entity upon emergence from bankruptcy through the application of fresh-start reporting pursuant to SOP 90-7. Accordingly, the Company's post-Reorganization balance sheets, statements of operations and statements of cash flows, which reflect the application of fresh-start reporting, have not been prepared on a consistent basis with the pre-Reorganization financial statements and are not comparable in all respects to the financial statements prior to the Reorganization. For accounting purposes, the inception date of New SLM is deemed to be April 12, 1997.

                             SLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

The effects of the Reorganization Plan and fresh-start reporting on the Company`s balance sheet at April 11, 1997 are as follows:

                        CONDENSED CONSOLIDATED BALANCE SHEET
                                   April 11, 1997

                                                  OLD SLM     ADJUSTMENTS     NEW SLM
                                                 ------------------------------------
ASSETS
  Cash                                           $  40,554    $ (36,098) a   $  4,456
  Other current assets                              64,878         (189) b     64,689
                                                 ------------------------------------
     Total current assets                          105,432      (36,287)       69,145
  Property, plant and equipment                     10,382                     10,382
  Intangible and other assets, net                   1,494       48,979  c     50,473
                                                 ------------------------------------
      Total assets                               $ 117,308    $  12,692      $130,000
                                                 ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Short-term debt                               $            $   5,100  d   $  5,100
   Accounts payable and accrued liabilities         18,029        3,162  e     21,191
   Long term debt, current portion                     280        1,202  f      1,482
   Current portion of liabilities subject to
    compromise under reorganization
    proceedings                                     45,035      (42,905) g      2,130
                                                 ------------------------------------
      Total current liabilities                     63,344      (33,441)       29,903
   Long-term debt                                                32,935  f     32,935
   Other liabilities                                   590                        590
   Liabilities subject to compromise
     under reorganization proceedings              160,164     (160,164) g
                                                 ------------------------------------
      Total liabilities                            224,098     (160,670)       63,428
                                                 ------------------------------------
   Stockholders' equity (deficit)                 (106,790)     173,362  h     66,572
                                                 ------------------------------------
      Total liabilities and
        stockholders' equity                     $ 117,308    $  12,692      $130,000
                                                 ====================================


The following is a brief description of the adjustments made in preparing the above Condensed Consolidated Balance Sheet.

a. To reflect $45,198 paid out in accordance with the Reorganization Plan, net of $9,100 borrowed under new credit facilities.

b. To reflect the distribution of Net assets of discontinued operations pursuant to the Reorganization Plan.

c. To record excess of identifiable asset value as a result of fresh-start reporting, including principally a valuation associated with New SLM's trademarks and costs associated with obtaining new credit facilities.

d.   To record borrowings under new credit facilities.

e. To record accounts payable and accrued liabilities incurred pursuant to the Reorganization Plan.

f. To record long-term debt under new credit facilities, Senior Secured Notes and other long-term debt incurred pursuant to the Reorganization Plan.

g. To eliminate liabilities in accordance with the Reorganization Plan. The Reorganization Plan resulted in an extraordinary gain on debt forgiveness of approximately $58,726.

h. To reflect fresh-start reporting and the new equity structure of New SLM pursuant to the Reorganization Plan.

                             SLM INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


The following Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1997 has been prepared giving effect to the consummation of the Reorganization Plan, including the implementation of fresh-start reporting, as if consummation had occurred on January 1, 1997. Due to the Reorganization Plan and implementation of fresh-start reporting, financial statements effective April 12, 1997 for New SLM are not comparable to financial statements prior to that date for Old SLM. However, for presentation of this statement, total results for 1997 are shown under the caption "Total Before Adjustments". The adjustments which give effect to the events that are directly attributable and expected to have a continuing impact on New SLM and which are set forth under the caption "Adjustments" reflect the implementation of the Reorganization Plan and the adoption of fresh-start reporting as if they had occurred on January 1, 1997.

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      For the year ended December 31, 1997
                           (Unaudited) (in thousands)

                                             TOTAL BEFORE
                                              ADJUSTMENTS    ADJUSTMENTS   PRO FORMA
                                             ------------------------------------------

Net sales                                    $ 123,754    $                 $ 123,754
                                             ------------------------------------------
Operating income                                 3,715          5,608  a        9,323

Debt related fees                                1,243         (1,243) b

Other expense, net                                 712            210  c          922

Interest expense                                 3,922          1,464  d        5,386
                                             ------------------------------------------
Income (loss) from continuing operations
   before income taxes and extraordinary
   gain on discharge of debt                    (2,162)         5,177           3,015

Income taxes                                     4,665          1,856  e        6,521
                                             ------------------------------------------
Net income (loss) from continuing
   operations before extraordinary gain on
   discharge of debt                            (6,827)         3,321          (3,506)

Extraordinary gain on discharge of debt         58,726        (58,726) f
                                             ------------------------------------------
Net income (loss)                            $  51,899    $   (55,405)      $  (3,506)
                                             ==========================================


The following is a brief description of the adjustments made in preparing the Pro Forma Condensed Consolidated Statement of Operations (unaudited).

a. To reflect adjustments of $6,315 for restructuring charges, net of $707 for amortization of the intangible associated with fresh-start reporting.

b. To reflect adjustments for costs incurred by Old SLM outside of its continuing operations.

c. To reflect amortization of the deferred financing costs associated with New SLM's new credit facilities.

d. To reflect incremental interest expense associated with New SLM's new credit facilities and Senior Secured Notes.

e.   To reflect income taxes associated with adjustments.

f.   To reflect adjustments for extraordinary gain on discharge of debt.

                                                                     Schedule II

                             SLM INTERNATIONAL, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  Years ended December 31, 1997, 1996, and 1995
                                 (In thousands)

                                                       ADDITIONS
                                               -----------------------
                                  BALANCE      CHARGED TO     CHARGED                                      BALANCE AT
                                  AT APRIL     COSTS AND      TO OTHER     TRANSLATION                      DECEMBER
    DESCRIPTION                   11, 1997      EXPENSES      ACCOUNTS     ADJUSTMENTS     DEDUCTIONS       31, 1997
---------------------------------------------------------------------------------------------------------------------

Allowance for
   doubtful accounts               $3,489           468              0           (50)          (139)(A)        $4,046
Allowance for
   returns, discounts,
   rebates and cooperative
   advertising                     $4,231         7,883              0           (57)         6,171 (B)        $5,886
Allowance for excess,
   obsolete and slow
   moving inventories              $3,891         1,440              0           (70)         1,843            $3,418



                                                        ADDITIONS
                                                 -----------------------
                                   BALANCE AT    CHARGED TO     CHARGED                                    BALANCE AT
                                    DECEMBER      COSTS AND     TO OTHER   TRANSLATION                      APRIL 11,
    DESCRIPTION                     31, 1996      EXPENSES      ACCOUNTS   ADJUSTMENTS     DEDUCTIONS         1997
---------------------------------------------------------------------------------------------------------------------

Allowance for
   doubtful accounts                $3,596          248              0           (27)           328(A)         $3,489
Allowance for
   returns, discounts,
   rebates and cooperative
   advertising                      $5,112        2,002              0           (28)         2,855(B)         $4,231
Allowance for excess,
   obsolete and slow
   moving inventories               $4,791           51              0           (26)           925            $3,891


                                                        ADDITIONS
                                                 -----------------------
                                   BALANCE AT    CHARGED TO     CHARGED                                     BALANCE AT
                                    DECEMBER      COSTS AND     TO OTHER   TRANSLATION                     DECEMBER 31,
    DESCRIPTION                     31, 1995      EXPENSES      ACCOUNTS   ADJUSTMENTS     DEDUCTIONS          1996
---------------------------------------------------------------------------------------------------------------------

Allowance for
   doubtful accounts                $5,337          621              0            (6)         2,356(A)         $3,596
Allowance for
   returns, discounts,
   rebates and cooperative
   advertising                      $7,301        8,968              0            (7)        11,150(B)         $5,112
Allowance for excess,
   obsolete and slow
   moving inventories               $6,536        4,380              0           (11)         6,114            $4,791



                                                        ADDITIONS
                                                 -----------------------
                                   BALANCE AT    CHARGED TO     CHARGED                                    BALANCE AT
                                    DECEMBER      COSTS AND     TO OTHER   TRANSLATION                     DECEMBER 31,
    DESCRIPTION                     31, 1994      EXPENSES      ACCOUNTS   ADJUSTMENTS     DEDUCTIONS          1995
---------------------------------------------------------------------------------------------------------------------

Allowance for
   doubtful accounts                $3,398        4,679              0             7          2,747(A)         $5,337
Allowance for
   returns, discounts,
   rebates and cooperative
   advertising                      $5,438       12,301              0            41         10,479(B)         $7,301
Allowance for excess,
   obsolete and slow
   moving inventories               $5,226        5,746             47            57          4,540            $6,536


----------

(A)  Accounts written off as uncollectible, net of recoveries.

(B)  Deductions taken by customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          (i) The Company's former accountants, Cooper & Lybrand L.L.P., were dismissed on May 7, 1997.

         (ii) Coopers & Lybrand L.L.P.'s report on the Company's financial statements for the fiscal year ended December 31, 1995 was qualified by a paragraph reading as follows:

               "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has incurred significant losses from operations and negative cash flows for the year ended December 31, 1995. In addition, Buddy L Inc., a subsidiary, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on March 2, 1995, and six other subsidiaries filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on October 24, 1995. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties". The report of Coopers & Lybrand L.L.P. for the fiscal year ended December 31, 1996 did not contain an adverse opinion or a disclaimer of opinion or any qualification or modification as to uncertainty, audit scope or accounting principles.

         (iii) The Company's change of accountants was approved by the Company's Board of Directors on April 30, 1997.

          (iv) During the fiscal years ended December 31, 1995 and 1996, and all subsequent interim periods through May 7, 1997 (i.e. the date of dismissal), there were no disagreements with the Company's former accountants on any matter of accounting principles or practices, financial statement disclosure or accounting scope or procedure.

          (v) None of the events set forth below have occurred during the fiscal years ended December 31, 1995 or 1996:

               (A) The Company's former accountants having advised the Company that the internal controls necessary for the Company to develop reliable financial statements do not exist;

               (B) The Company's former accountants having advised the Company that information has come to their attention that has led it to no longer be able to rely on management's representations, or that has made it unwilling to be associated with the financial statements prepared by management;

               (C) (1) The Company's former accountants having advised the Company of the need to expand significantly the scope of its audit, or that information has come to their attention during the fiscal years ended December 31, 1995 and December 31, 1996, that if further investigated may: (i) materially impact the fairness or reliability of either: a previously issued audit report of the underlying financial statements; or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or
                    (ii) cause it to be unwilling to rely on management's representations or be associated with the Company's financial statements, and (2) Due to the Company's former accountants dismissal, or for any other reason, the accountants did not so expand the scope of its audit or conduct such further investigation; or

               (D) (1) The Company's former accountants having advised the Company that information has come to their attention that it has concluded materially impacts the fairness or reliability of either: (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to their satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and

                    (2) Due to the Company's former accountants dismissal, or for any other reason, the issue has not been resolved to the accountants' satisfaction prior to its dismissal.

          (vi) During the most recent two fiscal years and subsequent interim period preceding the appointment of Ernst & Young as the Company's auditors, on April 25, 1997, Ernst & Young had not been consulted regarding: (A) the application of accounting principles to a specified transaction, either completed or proposed; (B) the type of opinion that might be rendered on the Company's financial statement; or (C) any matter that was either the subject of a disagreement or a reportable event.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 will be set forth under "Election of Directors" in the Company's 1998 Proxy Statement, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 will be set forth under "Executive Compensation" in the Company's 1998 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 will be set forth under "Security Ownership of Beneficial Holders" in the Company's 1998 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 will be set forth under "Certain Transactions" in the Company's 1998 Proxy Statement, which is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements required by Item 14 are included and indexed in Part II, Item 8.

(a)(2) The financial statement schedules filed as part of this report include the following:

                 SCHEDULE                                       PAGE

            II   Valuation and Qualifying Accounts and Reserves  51

(a)(3) The following is a list of all Exhibits filed as part of this Report:

Exhibit No.   Description
-----------   -----------

2.1 First Amended Joint Chapter 11 Plan (as modified), dated November 12, 1996, filed with the United States Bankruptcy Court for the District of Delaware. Filed as Exhibit 1 to the Company's Current Report on Form 8-K dated December 6, 1996, incorporated herein by reference.

2.2 First Modification, dated January 15, 1997, to First Amended Joint Chapter 11 Plan. Filed as Exhibit 2.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

2.3 Second Modification, dated January 23, 1997, to First Amended Joint Chapter 11 Plan (as modified), dated November 12, 1996. Filed as Exhibit 2.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

2.4 Third Modification, dated March 14, 1997, to First Amended Joint Chapter 11 Plan (as modified), dated November 12, 1996. Filed as
              Exhibit 2.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

3.1 Amended and Restated Certificate of Incorporation of the Company dated March 31, 1997. Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

3.2 Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.1 Cash Option Agreement, dated January 6, 1997 between the Company and Wellspring Associates L.L.C. Filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.2 Amendment to Cash Option Agreement, dated April 8, 1997, between the Company and Wellspring Associates L.L.C. Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.3 Stockholders Agreement, dated as of April 11, 1997, between the Company and the persons set forth on Schedule A thereto. Filed as
              Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.4 Warrant Agreement, dated as of April 11, 1997, between the Company and American Stock Transfer & Trust Company, as Warrant Agent. Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.5 Form of Credit Agreement, dated as of April 1, 1997, among the Company, Maska U.S., Inc., #1 Apparel, Inc., the Lenders referred to therein and The Chase Manhattan Bank, as Agent, filed as
              Exhibit 10.5 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.6          Credit Agreement, dated April 1, 1997, between Sport Maska Inc.
              and The Chase Manhattan Bank of Canada. Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.7 Form of Security Agreement, dated as of April 1, 1997, among the Company, certain subsidiaries of the Company and The Chase Manhattan Bank, as Agent. Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.8 Form of Security Agreement and Mortgage - Trademarks and Patents, dated as of April 1, 1997, among the Company, certain subsidiaries of the Company and The Chase Manhattan Bank, as Agent. Filed as
              Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.9 Security Agreement (Intellectual Property), dated as of April 1, 1997, between Sport Maska Inc. and The Chase Manhattan Bank, as Agent. Filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.10 Form of Pledge Agreement and Irrevocable Proxy, dated as of April 1, 1997, among the Company, certain subsidiaries of the Company and The Chase Manhattan Bank, as Agent. Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.11 Form of Charge Over Shares and Irrevocable Proxy, dated as of April 1, 1997, among the Company and The Chase Manhattan Bank, as Agent. Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.12 Quebec Pledge Agreement, dated April 1, 1997, between SLM Trademark Acquisition Canada Corporation and The Chase Manhattan Bank. Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.13 Form of U.S. Guaranty, dated as of April 1, 1997, from SLM Trademark Acquisition Corp. Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.14 Form of Canadian Guarantee, dated April 1, 1997, from each Canadian and U.S. subsidiary of the Company. Filed as Exhibit
              10.14 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.15 Form of Debenture, dated April 1, 1997, between each of the Company, Maska U.S., Inc., #1 Apparel, Inc., SLM Trademark Acquisition Corp. Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.16 Form of Deed of Hypothec, bearing formal date as of April 1, 1997, between each of the Company, Maska U.S., Inc., #1 Apparel, Inc., SLM Trademark Acquisition Corp., Sport Maska Inc., #1 Apparel Canada Inc., and SLM Trademark Acquisition Canada Corporation and The Chase Manhattan Bank. Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.17 Form of Debenture, dated as of April 1, 1997, between each of Sport Maska Inc., #1 Apparel Canada Inc. and SLM Trademark Acquisition Canada Corporation and The Chase Manhattan Bank of Canada. Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.18 Form of Deed of Hypothec, bearing formal date as of April 1, 1997, between each of Sport Maska Inc., #1 Apparel Canada Inc. and SLM Trademark Acquisition Canada Corporation and The Chase Manhattan Bank of Canada. Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.19 Form of Mortgage, Security Agreement, and Assignment of Leases and Rents, dated as of April 1, 1997, from Maska U.S., Inc. to The Chase Manhattan Bank, as Agent. Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.20 Amendment to Credit Agreement, dated as of May 28, 1997, among the Company, #1 Apparel, Inc., Maska U.S., Inc., the Lenders named therein and The Chase Manhattan Bank, as agent. Filed as Exhibit 1 to the Company's Form 8-K dated May 29, 1997 and incorporated herein by reference.

10.21 Amendment No. 2 to Credit Agreement, dated as of January 30, 1997, among the Company, #1 Apparel, Inc., Maska U.S., Inc., the Lenders named therein and The Chase Manhattan Bank, as agent (filed herewith).

10.22 Waiver and Amendment No. 3 to Credit Agreement, dated as of September 30, 1997, among the Company, #1 Apparel, Inc., Maska U.S., Inc., the Lenders named therein and The Chase Manhattan Bank, as agent (filed herewith).

10.23 Waiver and Amendment No. 4 to Credit Agreement, dated as of March 6, 1998, among the Company, #1 Apparel, Inc., Maska U.S., Inc., the Lenders named therein and The Chase Manhattan Bank, as agent. Filed as Exhibit 1 to the Company's Form 8-K dated March 16, 1998 and incorporated herein by reference.

10.24 Amending Agreement No. 2, dated March 10, 1998 among Sport Maska Inc., SLM Trademark Acquisition Canada Corporation and The Chase Manhattan Bank of Canada. Filed as Exhibit 2 to the Company's Form 8-K dated March 16, 1998 and incorporated herein by reference.

10.25 Retail License Agreement, dated March 8, 1995, between Maska U.S., Inc. and NHL Enterprises Inc. Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.26 Retail License Agreement, dated March 8, 1995, between Sport Maska Inc. and NHL Enterprises Canada Inc. Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.27 Retail License Agreement, dated October 6, 1995, between NHL Enterprises and Maska U.S., Inc. Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.28 Retail License Agreement, dated October 6, 1995, between NHL Enterprises and Sport Maska Inc. Filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.29 Deed of Lease, dated April 11, 1997, between ZMD Sports Investments Inc. and Sport Maska Inc. Filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.30 Deed of Lease, dated April 11, 1997, between ZMD Sports Investments Inc. and Sport Maska Inc. Filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.31 Deed of Lease, dated April 11, 1997, between ZMD Sports Investments Inc. and Sport Maska Inc. Filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.32         Deed of Lease, dated April 11, 1997, between 2938201 Canada Inc.
              and Sport Maska Inc. Filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.33 Settlement Agreement, dated November 21, 1995, among the Company, certain subsidiaries, the Buddy L Creditors Committee and certain Lenders. Filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.34 Form of U.S. Debenture Delivery Agreement, dated as of April 1, 1997. Filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.35 Form of Security Agreement (Intellectual Property), dated as of April 1, 1997, from each Canadian Subsidiary to The Chase Manhattan Bank and The Chase Manhattan Bank of Canada. Filed as
              Exhibit 10.45 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.36 Security, dated as of April 1, 1997, from Sport Maska Inc. to The Chase Manhattan Bank of Canada. Filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.37 Form of Canadian Debenture Delivery Agreement, dated April 1, 1997. Filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.38 Charge/Mortgage of Land by #1 Apparel Canada Inc. in favor of The Chase Manhattan Bank. Filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.39 Charge/Mortgage of Land Delivery Agreement dated as of April 1, 1997 in favor of The Chase Manhattan Bank. Filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.40 Charge/Mortgage of Land by #1 Apparel Canada Inc. in favor of The Bank of New York. Filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.41 Charge/Mortgage of Land Delivery Agreement, dated as of April 1, 1997 in favor of The Bank of New York. Filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

21            Subsidiaries of the Company (filed herewith).

27.1          Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-K.

     1. On March 5, 1997, the Company filed a current report on Form 8-K. This report was filed in compliance with Items 5 and 7 of Form 8-K.

     2. On April 17, 1997, the Company filed a current report on Form 8-K. This report was filed in compliance with Items 5 and 7 of Form 8-K.

     3. On May 9, 1997, the Company filed a current report on Form 8-K. This report was filed in compliance with Items 4 and 7 of Form 8-K.

     4. On May 29, 1997, the Company filed a current report on Form 8-K/A. This report was filed in compliance with Items 5 and 7 of Form 8-K.

     5. On March 27, 1998, the Company filed a current report on Form 8-K. This report was filed in compliance with Items 5 and 7 of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Williston, State of Vermont, on the 27th day of March, 1998.

                                    SLM INTERNATIONAL, INC.

                                    By: /s/ RUSSELL J. DAVID
                                        -----------------------------------
                                    Name:  Russell J. David
                                    Title: Senior Vice President, Finance

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

SIGNATURE                       TITLE                                DATE
---------                       -----                                ----

/s/ GERALD B. WASSERMAN         Chief Executive Officer,         March 27, 1998
---------------------------     Chairman of the Board,
    Gerald B. Wasserman         and Director (Principal
                                Executive Officer)

/s/ RUSSELL J. DAVID            Senior Vice President,           March 27, 1998
---------------------------     Finance (Principal
    Russell J. David            Financial and Accounting
                                Officer)

/s/ PAUL M. CHUTE               Director                         March 27, 1998
---------------------------
    Paul M. Chute

/s/ MARTIN S. DAVIS             Director                         March 27, 1998
---------------------------
    Martin S. Davis

/s/ DOUGLAS W. ROTATORI         Director                         March 27, 1998
---------------------------
    Douglas W. Rotatori

/s/ JAMES C. PENDERGAST         Director                         March 27, 1998
---------------------------
    James C. Pendergast

                                 EXHIBIT INDEX

Exhibit No.                        Description

10.21                    Amendment No. 2 to Credit Agreement

10.22                    Waiver and Amendment No. 3 to Credit Agreement

21                       Subsidiaries of the Company

27                       Financial Data Schedule