Form 10-K/A
period 1997-12-31
SLM INTERNATIONAL INC /DE
filed 1998-04-29
CIK 880036

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A
\
                                 ---------------

     AMENDMENT NO. 1 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997       Commission file number 0-19596


                             SLM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)
             -----------------------------------------------------


            DELAWARE                                     13-36-32297
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


C/O MASKA U.S., INC., 139 HARVEST LANE, P.O. BOX 1200, WILLISTON, VT    05495
--------------------------------------------------------------------  ----------
            (Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (802) 872-4226

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK,
                                 PAR VALUE $.01


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X No
                     --     --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1998 has not been determined due to the extremely limited trading volume in the Registrant's Common Stock; however, 658,282 shares of the voting stock were held by non-affiliates of the registrant on March 26, 1998.

As of March 26, 1998, 6,500,500 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----

Item 10.  Directors and Executive Officers of the Registrant                 1

Item 11.  Executive Compensation                                             3

Item 12.  Security Ownership of Certain Beneficial Owners and Management     7

Item 13.  Certain Relationships and Related Transactions                     8

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



NAME                         AGE     POSITION WITH COMPANY
----                         ---     ---------------------
Gerald B. Wasserman           61     Chief Executive Officer, President,
                                     Chairman of the Board and Director
Paul M. Chute                 43     Director
Martin S. Davis               71     Director
James C. Pendergast           41     Director
Douglas W. Rotatori           37     Director
Russell J. David              39     Senior Vice-President, Finance
Gordon T. Halliday            45     Senior Vice-President, Operations
Lawrence Davenport            51     Vice-President, Sales, U.S.
David Terreri                 44     Vice-President, Distribution & Customer
                                        Service

Gerald B. Wasserman became the Chairman of the Board and a Director of the Company in April 1997. He has served as Chief Executive Officer and President of the Company since September 1996 and currently serves as Chief Executive Officer of each of the Company's subsidiaries. From 1994 until September 1996, Mr. Wasserman was a consultant and from 1993 to 1994 he served as Chief Executive Officer of Weider Health and Fitness, a fitness and publishing company. Mr. Wasserman was Chief Executive Officer of Canstar Inc. (c/k/a Bauer Inc.), a manufacturer and distributor of hockey related products, from 1985 through 1993.

Paul M. Chute became a Director of the Company in April 1997. Since January 1995, Mr. Chute has served as a Managing Director of Phoenix Duff & Phelps Corp., an investment advisor to its affiliate Phoenix Home Life Mutual Insurance Company. He was a Managing Director of Phoenix Home Life Mutual Insurance Company from January 1992 to December 1994.

Martin S. Davis became a Director of the Company in April 1997. Since January 1998, Mr. Davis has served as a Managing Partner of Wellspring Capital Management L.L.C., a private equity investment partnership, and since January 1995, has served as a Managing Partner of Wellspring Associates L.L.C. He was the Chief Executive Officer of Paramount Communications, Inc. (f/k/a Gulf + Western Industries, Inc.) from 1983 to 1994. In addition, Mr. Davis serves as a director of Lionel L.L.C., a manufacturer and marketer of toy trains, National Amusements, Inc. and Discovery Zone, Inc. an operator of children's indoor entertainment centers.

James C. Pendergast became a Director of the Company in April 1997. Since July 1993, Mr. Pendergast has been a Managing Director of Alliance Corporate Finance Group Inc., an investment advisor to its affiliate The Equitable Life Assurance Society of the United States ("Equitable"). From July 1986 until July 1993, he was employed by Equitable Capital Management Corp., a subsidiary of Equitable.

Douglas W. Rotatori became a Director of the Company in April 1997. Since January 1998, Mr. Rotatori has served as a Partner of Wellspring Capital Management L.L.C. and, since September 1995, has been a Principal of Wellspring Associates L.L.C.. From June 1991 to September 1995, he was an Associate Director of Bear, Stearns & Co. Inc.

Russell J. David became Senior Vice-President, Finance of the Company in September 1997 having previously served as Vice-President, Finance since November 1996. From July 1994 through November 1996, he was Senior Vice-President and Chief Financial Officer of Peerless Carpet Corporation, an international carpet and floorcovering manufacturer and distributor. From June 1992 through July 1994, he was Executive Vice-President and Chief Operating Officer of Perrette Inc., a convenience store chain.

Gordon T. Halliday became Senior Vice-President, Operations of the
Company in February 1997. Mr. Halliday was Vice-President, Corporate and Systems Development of Canstar Inc. (c/k/a Bauer Inc.) from 1988 to February 1997.

Lawrence Davenport became Vice-President, Sales, U.S. of the Company in February 1997. From January 1996 until February 1997, he was Vice-President, Sales (U.S. division) of Tournament Sports, a figure skate manufacturer. He served as Vice-President, Sales (U.S. division) of Igloo Vikski, a hockey equipment manufacturer, from 1993 until January 1996.

David Terreri became Vice-President, Distribution & Customer Service of the Company in January 1997. Mr. Terreri was Vice-President, Distribution & Logistics of Canstar Inc. (c/k/a Bauer Inc.) from January 1992 to January 1997.

BOARD OF DIRECTORS

The Board of Directors has responsibility for establishing broad corporate policies and for overseeing the performance of the Company, although it is not involved in day-to-day operations. Members of the Board are kept informed of the Company's business by various reports and documents sent to them in anticipation of Board meetings as well as by operating and financial reports presented at Board and various Committee meetings. A new Board of Directors was elected upon the Effective Date (the "Effective Date") of the Company's Plan of Reorganization ("Reorganization Plan") (April 11, 1997). The new Board of Directors held 2 meetings during 1997 with 100% attendance by the directors.

The Board does not have audit, nominating or other corporation committees, but acts, as a whole, in performing the functions of such committees.

Directors will not receive any compensation for services rendered in their capacity as Directors; however, they will receive reimbursement of reasonable out-of-pocket expenses in respect of attendence at meetings.

SECTION 16(A)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities and Exchange Act of 1934, the Company's directors, executive officers and holders of more than 10% of the Common Stock are required to report their initial ownership of the Company's equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates with respect to 1997. Based on representations of its directors and executive officers and copies of reports they have filed with the Securities and Exchange Commission, there were no late reports filed for 1997.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

 The following Summary Compensation Table sets forth certain information for the years ended December 31, 1997 and 1996 concerning the cash and non-cash compensation earned by or awarded to the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company as at December 31, 1997 and as at the date hereof:



---------------------------------------------------------------------------------------------------------------------------

                                                                ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                                       ------------------------------------    ----------------------------
                                            Fiscal                          Other Annual         Stock         All Other
Name And Principal Position                  Year      Salary      Bonus   Compensation(1)     Options(2)     Compensation
---------------------------                 ------     ------      -----   ---------------     ----------     ------------
Gerald B. Wasserman                          1997     $350,000   $100,000       -0-              72,222            -0-
Chief Executive Officer and President (3)    1996     $100,961         -0-      -0-             650,000            -0-

Russell J. David                             1997     $144,780    $29,000       -0-                 -0-            -0-
Senior Vice-President, Finance (4)           1996       19,770         -0-      -0-              25,000            -0-

Gordon T. Halliday                           1997     $132,700    $29,000       -0-                 -0-            -0-
Senior Vice-President, Operations (5)        1996           -0-        -0-      -0-              65,000            -0-
                                                                                -0-                                -0-
Lawrence Davenport                           1997     $128,288    $30,000       -0-              25,000            -0-
Vice-President, Sales, U.S. (6)              1996           -0-        -0-                          -0-

David Terreri
Vice-President, Distribution & Customer      1997     $174,311    $35,000       -0-                 -0-            -0-
Service (7)                                  1996           -0-        -0-      -0-              50,000            -0-
---------------------------------------------------------------------------------------------------------------------------

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

(3) Gerald B. Wasserman joined the Company as Chief Executive Officer and President in September 1996 at an annualized salary of $350,000.

(4) Russell J. David, Senior Vice-President, Finance joined the Company as Vice-President, Finance in November 1996 at an annualized salary of Canadian $200,000.

(5) Gordon T. Halliday joined the Company as Senior Vice-President, Operations in January 1997 at an annualized salary of Canadian $200,000.

(6) Lawrence Davenport joined the Company as Vice-President, Sales, U.S. in February 1997 at an annualized salary of $150,000.

(7) David Terreri joined the Company as Vice-President, Distribution & Customer Service in January 1997 at an annualized salary of $175,000.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

The following tables set forth certain information concerning the granting of options to purchase shares of the Company's New Common Stock to each of the executive officers of the Company named in the Summary Compensation Table above, as well as certain information concerning the exercise and value of such stock options for each of the individuals. Options generally become exercisable over periods of five years and, subject to certain exceptions, expire no later than ten years from the date of grant.



                                               STOCK OPTIONS GRANTED IN 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Potential Realizable Value at
                                              Percent of                                             Assumed Annual Rates of
                              Number of      Total Options     Exercise or                           Stock Appreciation for
                               Options        Granted to        Base Price      Expiration               Option Term (3)
           Name                Granted         Employees        Per Share        Date (1)             5%                 10%
           ----               ---------      -------------     -----------      ----------          -----               -----
Gerald B. Wasserman              72,222           64.3%         $12.00(2)        9/1/06            $310,000           $1,007,000
Lawrence Davenport               25,000           22.3%         $10.00           2/24/07           $157,000           $  398,000
Named Executive
Officers as a Group              97,222           86.6%           N/A              N/A             $467,000           $1,405,000
All Optionees                   112,222          100.0%         $11.29(4)           (4)            $561,000           $1,644,000
All Stockholders                  N/A              N/A            N/A              N/A                   (5)                  (5)
-----------------------------------------------------------------------------------------------------------------------------------

(1) Unless terminated sooner in accordance with the officer's individual employment agreements.

(2) 36,111 of the options granted to Mr. Wasserman have an exercise price of $10.00 per share and 325,000 of the options have exercise prices ranging from $12.00 to $16.00 per share.

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

(4) Options expire on various dates during the year 2007. Exercise price shown is an average of all grants.

(5) The value has not been determined due to the extremely limited amount of trading activity in the Company's New Common Stock.



                                               OPTIONS EXERCISED IN 1997 AND
                                           VALUE OF OPTIONS AT DECEMBER 31, 1997
----------------------------------------------------------------------------------------------------------------------------
                                                                                                   Value Of Unexercised
                                                                 Number of Unexercized                 In-the-Money
                              Shares                           Options Held At Year End           Options At Year End(1)
                            Acquired on        Value         -----------------------------     -----------------------------
          Name               Exercise        Received        Exercisable     Unexercisable     Exercisable     Unexercisable
          ----             -----------       --------        -----------     -------------     -----------     -------------
Gerald B. Wasserman            -0-              -0-            144,444          577,778            N/A              N/A
Russell J. David               -0-              -0-             5,000            20,000            N/A              N/A
Gordon T. Halliday             -0-              -0-              -0-             65,000            N/A              N/A
Lawrence Davenport             -0-              -0-              -0-             25,000            N/A              N/A
David Terreri                  -0-              -0-              -0-             50,000            N/A              N/A
----------------------------------------------------------------------------------------------------------------------------

(1) The Company's New Common Stock was not issued until April 11, 1997, the Effective Date of the Reorganization Plan. The value of unexercised in-the-money options at year end has not been determined due to the extremely limited amount of trading activity in the Company's New Common Stock.

EMPLOYMENT AGREEMENTS

Effective September 1, 1996, the Company entered into a five-year employment agreement with Gerald B. Wasserman employing him as President and Chief Executive Officer of the Company. The employment agreement will be renewed automatically for successive one-year periods unless either party provides timely notice. As compensation for his services during the term of his employment agreement, Mr. Wasserman is entitled to receive a base salary at a rate of $350,000 per year, which base salary may be increased by the Board of Directors on an annual basis. In addition, Mr. Wasserman was granted options to purchase an aggregate of 722,222 shares of the Company's New Common Stock (of such options, options to purchase 650,000 shares were granted in 1996). An option (the "First Option") with respect to 361,111 of such shares was granted at an exercise price of $10.00 per share, and an option (the "Second Option", and together with the First Option, the "Options") with respect to 361,111 such shares was granted at exercise prices ranging from $12.00 per share through $16.00 per share. Subject to the provisions of the employment agreement related to early termination, the Options have a term of ten years from the date of grant and vest in five equal annual installments on September 1 of each year, commencing on September 1, 1997.

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

Effective September 1, 1997, Russell J. David was elected Senior Vice-President, Finance and joined the Company on November 11, 1996 as Vice-President, Finance. Mr. David receives an annual salary of Canadian $200,000, subject to annual review, and is eligible to participate in the Company's bonus plan up to a maximum of 40% of then-current salary pursuant to such plan, with a guaranteed bonus of 20% of his salary for the first year of his employment. Mr. David also has been granted stock options to purchase 25,000 shares of the Company's New Common Stock at an exercise price of $10.00 per share. These options have a term of ten years, vest ratably over five years and vest immediately upon a termination of employment of Mr. David without "cause". Upon three months' notice of termination of employment by the Company, Mr. David will be entitled to receive as severance one year's salary in the first year of service with the Company and up to a maximum of fifteen months thereafter.

Effective January 27, 1997, Gordon T. Halliday was elected Senior Vice-President, Operations of the Company. Mr. Halliday receives annual compensation of Canadian $200,000, subject to review annually, and is eligible to participate in the Company's bonus plan up to a maximum of 40% of then-current salary with a bonus of 20% of Mr. Halliday's salary guaranteed in the first year of his employment. Mr. Halliday has also been granted stock options to purchase 65,000 shares of the Company's New Common Stock at an exercise price of $10.00 per share. These options have a term of ten years and vest ratably over five years, with all options fully vested upon a termination of Mr. Halliday's employment without "cause". Upon three months' notice of termination of employment by the Company, Mr. Halliday will be entitled to receive as severance six months' salary per year of service with the Company up to a maximum of fifteen months thereafter.

Effective February 1997, Lawrence Davenport was elected Vice-President, Sales, U.S. of the Company. Mr. Davenport receives an annual salary of $150,000, subject to annual review and is eligible to participate in the Company's bonus plan. Mr. Davenport has also been granted stock options to purchase 25,000 shares of the Company's New Common Stock at an exercise price of $10.00 per share. These options have a term of ten years, vest ratably over five years and vest immediately upon a termination of Mr. Davenport's employment without "cause". Upon three months' notice by the Company, Mr. Davenport's employment may be terminated and he will be entitled to receive as severance three months' then current base salary for each year of service with the Company up to a maximum of fifteen months.

Effective January 9, 1997, David Terreri was elected Vice-President, Distribution & Customer Service of the Company at a base salary of $175,000 per year, subject to annual review. Mr. Terreri is also eligible to participate in the Company's bonus plan up to a maximum of 40% of then-current salary with a bonus of 20% of Mr. Terreri's salary guaranteed in the first year of his employment. Mr. Terreri has been granted stock options to purchase 50,000 shares of the Company's New Common Stock at an exercise price of $10.00 per share. These options have a term of ten years, vest ratably over five years and vest immediately upon a termination of Mr. Terreri's employment without "cause". Upon three months' notice of termination of employment by the Company, Mr. Terreri will be entitled to receive as severance six months' salary per year of service in the first year of service and twelve months' salary per year of service with the Company thereafter up to a maximum of fifteen months.

RETIREMENT AND LONG-TERM INCENTIVE PLANS

The Company does not maintain a defined benefit plan, nor does the Company maintain a long-term incentive plan. The Company does maintain a 401(K) defined contribution plan for its U.S. employees, under which the Company makes a matching contribution of up to 50% of eligible employee contributions. During the year ended December 31, 1997, matching contributions totaling $2,400 were made to the Company's executive officers.

 PERFORMANCE GRAPH

Normally, the Company would present a graph comparing the cumulative total stockholder return on the Company's Common Stock with that of the NASDAQ Composite Index for U.S. companies and the Dow Jones Recreation Products Group which is comprised of toy, entertainment, sporting goods, recreation and leisure product companies. However, on April 11, 1997, as a result of the Company's reorganization, all outstanding shares of the Company's Old Common Stock were converted into warrants to purchase shares of the Company's New Common Stock. In addition, since April 11, 1997 there has been extremely limited trading volume of the Company's New Common Stock. Therefore, a performance graph is not presented as it would not be meaningful.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's New Common Stock as of March 26, 1998 (except where otherwise noted) with respect to (a) each person known to be the beneficial owner of more than 5% of the outstanding shares of New Common Stock, (b) each Director of the Company, (c) the Company's executive officers and (d) all officers and directors of the Company as a group (except as indicated in the footnotes to the table, all such shares of New Common Stock are owned with sole voting and investment power):



----------------------------------------------------------------------------------------------------------------------------
                                               Beneficial Ownership (1)          Of Total Number Of Shares Beneficially
                                                                                 Owned, Shares Which May Be Acquired
Name Of Beneficial Owner                    No. Of Shares        % Of Class      Within 60 Days
------------------------                    -------------        ----------      --------------------------------------
WS Acquisition L.L.C.(2)                      3,286,845              3.6%                          -0-
The Equitable Life Assurance Society of       1,253,684             20.5%                          -0-
the United States(3)
The Northwestern Mutual Life Insurance          394,015              6.4%                          -0-
Company(4)
Phoenix Home Life Mutual Insurance              358,195              5.8%                          -0-
Company(5)
Gerald B. Wasserman(6)(7)                       144,444              2.4%                      144,444
Paul M. Chute(5)                                    -0-              -0-                           -0-
Martin S. Davis(2)                            3,286,845             53.6%                          -0-
James C. Pendergast(3)                              -0-              -0-                           -0-
Douglas W. Rotatori(2)                              -0-              -0-                           -0-
Russell J. David(6)(7)                            5,000              0.1%                        5,000
Gordon T. Halliday(6)(7)                         13,000              0.2%                       13,000
Lawrence Davenport(6)(7)                          5,000              0.1%                        5,000
David Terreri(6)(7)                              10,000              0.2%                       10,000
All Officers and Directors as a Group
(9 persons)(2)(3)(5)                          3,464,289             56.5%                      177,444
----------------------------------------------------------------------------------------------------------------------------

(1) Beneficial ownership excludes 549,479 shares of the Company's New Common Stock which have not yet been allocated pursuant to the Company's Reorganization Plan. Such shares will either be issued to the holders of certain unsecured claims or issued to certain holders of the Company's outstanding shares of New Common Stock. Such holders of unsecured claims may elect to sell such shares to WS Acquisition L.L.C. pursuant to a cash option agreement between the Company and Wellspring Associates L.L.C., an affiliate of WS Acquisition L.L.C. All percentages are calculated based on 5,951,021 shares of New Common Stock outstanding (which excludes such 549,479 shares of New Common Stock) plus 177,444 shares of New Common Stock which may be acquired within 60 days.

(2) The address for such owners is WS Acquisition L.L.C., 620 Fifth Avenue, New York, New York 10020. Martin S. Davis' beneficial ownership includes 3,286,845 shares owned by WS Acquisition L.L.C. Mr. Davis is a Managing Partner of Wellspring Associates L.L.C., an affiliate of WS Acquisition L.L.C. Douglas W. Rotatori's beneficial ownership excludes 3,286,845 shares owned by WS Acquisition L.L.C. Mr. Rotatori is a Principal of Wellspring Associates L.L.C., an affiliate of WS Acquisition L.L.C.

(3) The address for such owner is 1290 Avenue of the Americas, New York, New York 10104. James C. Pendergast's beneficial ownership excludes 1,253,684 shares owned by The Equitable Life Assurance Society of the United States. Mr. Pendergast is a Managing Director of Alliance Corporate Finance Group Inc., an affiliate of The Equitable Life Assurance Society of the United States.

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

(6) The address for such owners is c/o Maska U.S., Inc., 139 Harvest Lane, Williston, Vermont 05495-8919.

(7) Does not include stock options which have been granted that have not vested as of March 26, 1998 (see Item 11).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Williston, State of Vermont, on the 28th day of April, 1998.


                                    SLM INTERNATIONAL, INC.


                                    By:  /s/ RUSSELL J. DAVID
                                         ----------------------------------
                                         Name:  Russell J. David
                                         Title: Senior Vice-President, Finance


Pursuant to the requirements of the Securities Act of 1934, this Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.



Signature                                      Title                                                 Date
---------                                      -----                                                 ----
                   *                           Chief Executive Officer, President,                   April 28, 1998
----------------------------------------       Chairman of the Board and Director
      Gerald B. Wasserman                      (Principal Executive Officer)


/s/     RUSSELL J. DAVID                       Senior Vice-President , Finance                       April 28, 1998
----------------------------------------       (Principal Financial and Accounting Officer)
      Russell J. David

                   *                           Director                                              April 28, 1998
----------------------------------------
      Paul M. Chute

                   *                           Director                                              April 28, 1998
----------------------------------------
      Martin S. Davis

                   *                           Director                                              April 28, 1998
----------------------------------------
      James C. Pendergast

                   *                           Director                                              April 28, 1998
----------------------------------------
      Douglas W. Rotatori

*By:  /s/ RUSSELL J. DAVID
      ----------------------------------
      Russell J. David
      Attorney-in-Fact
