Form 10-Q
period 1998-03-28
SLM INTERNATIONAL INC /DE
filed 1998-05-12
CIK 880036

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q


(Mark One)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 28, 1998


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


       Registrant's telephone number, including area code (802) 872-4226


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


                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under the plan confirmed by the court :

                              YES  X     NO
                                  ---       ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding at May 8, 1998
             ---------------                --------------------------
              Common Stock,                          6,500,507
             $.01 par value

================================================================================

                             SLM INTERNATIONAL, INC.

                                    FORM 10-Q

                                   ----------

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I  FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

        Unaudited Consolidated Balance Sheets at
          March 28, 1998 and December 31, 1997 ........................    1

        Unaudited Consolidated Statements of Operations
          for the Three Months Ended March 28, 1998
          and March 29, 1997 ..........................................    2

        Unaudited Consolidated Statements of Comprehensive Loss
          for the Three Months Ended March 28, 1998
          and March 29, 1997 ..........................................    3

        Unaudited Consolidated Statements of Cash Flows for the
          Three Months Ended March 28, 1998
          and March 29, 1997 ..........................................    4

        Notes to Unaudited Consolidated Financial Statements ........      5


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS .......................   12


PART II OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS .........................................     15

  ITEM 5. OTHER INFORMATION .........................................     15

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..........................     15

                             SLM INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)



                                                         Mar. 28,    Dec. 31,
                                                           1998        1997
                                                         --------    --------
ASSETS

Current assets
   Cash and cash equivalents .........................   $     77    $  8,051
   Accounts receivable, net ..........................     13,238      22,759
   Inventories (see Note 8) ..........................     30,538      28,475
   Prepaid expenses and other assets .................      4,797       4,805
                                                         --------    --------
   Total current assets ..............................     48,650      64,090
Property, plant and equipment, net of accumulated
  depreciation and amortization
  (1998 -- $2,091; 1997 --  $1,466) ..................      9,613       9,508
Intangible and other assets, net of accumulated
  amortization (1998 -- $3,014; 1997 - $2,226) .......     44,519      45,182
                                                         --------    --------
   Total assets ......................................   $102,782    $118,780
                                                         ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Short-term debt (see Note 9) ......................   $  4,564    $    415
   Accounts payable and accrued liabilities ..........     14,002      14,174
   Long-term debt, current portion (see Note 9) ......      2,826       1,421
   Income taxes payable ..............................        999       1,214
   Liabilities subject to compromise under
     reorganization proceedings (see Note 3) .........      1,130       1,130
                                                         --------    --------
   Total current liabilities .........................     23,521      18,354
Long-term debt (see Note 9) ..........................     12,670      30,064
Deferred income taxes ................................      1,501       1,480
                                                         --------    --------
   Total liabilities .................................     37,692      49,898
                                                         --------    --------
Commitments and contingencies (see Note 11)

Stockholders' equity
Common stock, par value $0.01 per share, 15,000,000
  shares authorized, 6,500,507 shares issued and
  outstanding at March 28, 1998 and 6,500,000 shares
  issued and outstanding at December 31, 1997 ........         65          65
Additional paid-in capital ...........................     66,515      66,507
Retained earnings (deficit) ..........................     (1,113)      2,859
Foreign currency translation adjustments .............       (377)       (549)
                                                         --------    --------
   Total stockholders' equity ........................     65,090      68,882
                                                         --------    --------
   Total liabilities and stockholders' equity ........   $102,782    $118,780
                                                         ========    ========


               The accompanying notes are an integral part of the
                  unaudited consolidated financial statements.

                             SLM INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In thousands, except share data)


                                                      New SLM         Old SLM
                                                   -------------   -------------
                                                   For the Three   For the Three
                                                   Months ended    Months ended
                                                   Mar. 28, 1998   Mar. 29, 1997
                                                   -------------   -------------

Net sales ......................................      $17,821         $21,715
Cost of goods sold .............................       11,196          13,598
                                                      -------         -------
    Gross profit ...............................        6,625           8,117
Selling, general and administrative
  expenses .....................................        8,654           9,217
Amortization of excess reorganization
  value (see Note 12) ..........................          624
Restructuring charges (see Note 5) .............                        6,315
                                                      -------         -------
    Operating  loss ............................       (2,653)         (7,415)

Chapter 11 and debt related fees
  (see Note 6)                                                            932
Other expense, net .............................          105              79
Interest expense (see Note 9(B)) ...............        1,191              22
                                                      -------         -------
    Loss before income taxes ...................       (3,949)         (8,448)
Income taxes ...................................           23
                                                      -------         -------
    Net loss ...................................      $(3,972)        $(8,448)
                                                      =======         =======
Basic net loss per share (b)(see Note 10) ......      $ (0.61)
                                                      =======
----------

(a) Due to the Reorganization Plan and implementation of fresh-start reporting, financial statements after April 11, 1997 are not comparable to financial statements prior to that date. See "Notes to Unaudited Consolidated Financial Statements" for more information on the Reorganization Plan and implementation of fresh-start reporting.

(b) Common shares and per share data for the three months ended March 29, 1997 are omitted because, due to the Reorganization Plan and implementation of fresh-start reporting, they are not meaningful.


               The accompanying notes are an integral part of the
                  unaudited consolidated financial statements.

                             SLM INTERNATIONAL, INC.

                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (In thousands)



                                                      New SLM         Old SLM
                                                   -------------   -------------
                                                   For the Three   For the Three
                                                   Months ended    Months ended
                                                   Mar. 28, 1998   Mar. 29, 1997
                                                   -------------   -------------
Net loss .......................................      $(3,972)        $(8,448)
Foreign currency translation adjustments .......          172            (172)
                                                      -------         -------
Net comprehensive loss .........................      $(3,800)        $(8,620)
                                                      =======         =======
----------

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

                             SLM INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


                                                      New SLM         Old SLM
                                                   -------------   -------------
                                                   For the Three   For the Three
                                                   Months ended    Months ended
                                                   Mar. 28, 1998   Mar. 29, 1997
                                                   -------------   -------------
OPERATING ACTIVITIES:
Net loss ..........................................  $ (3,972)      $ (8,448)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Restructuring charges .........................                    6,315
    Depreciation and amortization .................     1,427            692
    Provisions for inventory, doubtful accounts
      and other deductions ........................     2,430          1,873
    Loss (gain) on sale and disposal of
      fixed assets ................................       (13)             9
    Loss on foreign exchange ......................                      102
Change in operating assets and liabilities:
    Accounts receivable ...........................     7,419         14,917
    Inventories ...................................    (1,878)        (6,478)
    Prepaid expenses and other assets .............      (228)           828
    Accounts payable and accrued liabilities ......       417         (2,486)
    Interest payable ..............................    (1,112)
    Income taxes payable ..........................        73             (6)
                                                     --------       --------
       Net cash provided by operating activities ..     4,563          7,318
                                                     --------       --------

INVESTING ACTIVITIES:
    Purchases of fixed assets .....................      (636)          (268)
    Proceeds from sales of fixed assets ...........        30              6
                                                     --------       --------
       Net cash used in investing activities ......      (606)          (262)
                                                     --------       --------
FINANCING ACTIVITIES:
    Proceeds from borrowings, net .................     4,149
    Principal payments on debt ....................   (30,990)           (71)
    Proceeds from long-term debt ..................    15,000
    Exercise of warrants ..........................         8
    Deferred financing costs ......................       (90)          (561)
                                                     --------       --------
       Net cash used in financing activities ......   (11,923)          (632)
                                                     --------       --------
Effects of foreign exchange rate changes on cash ..        (8)           (29)
                                                     --------       --------
Increase (decrease) in cash .......................    (7,974)         6,395
Cash and cash equivalents at beginning of period ..     8,051         35,589
                                                     --------       --------
Cash and cash equivalents at end of period ........  $     77       $ 41,984
                                                     ========       ========
----------

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

                             SLM INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION:

SLM International, Inc. ("SLM") was incorporated in September 1991 and reorganized in April 1997. The Company designs, develops, manufactures and markets a broad range of sporting goods. The Company manufactures hockey and hockey related products, including hockey uniforms, protective equipment, hockey, figure and inline skates and street hockey products, marketed under the CCM brand name and private label brands, and licensed sports apparel under the CCM and #1 Apparel names. The Company sells its products worldwide to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors. The Company manufactures and distributes most of its products at facilities in North America and sources products internationally.

All significant intercompany transactions and accounts have been eliminated.

B.  BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements appearing in this quarterly report have been prepared on a basis consistent with the annual financial statements of SLM and its subsidiaries (collectively, the "Company"). SLM and six of its subsidiaries (collectively, "Old SLM") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Filing") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on October 24, 1995 (the "Petition Date"). On September 12, 1996, Old SLM filed a Chapter 11 Plan of Reorganization and on November 13, 1996, Old SLM filed a First Amended Chapter 11 Plan of Reorganization as amended from time to time (the "Reorganization Plan") with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan which became effective on April 11, 1997 (the "Effective Date") and Old SLM emerged from bankruptcy ("New SLM") (see Notes 2 and 12).

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which, except as otherwise disclosed, assumes that assets will be realized and liabilities will be discharged in the normal course of business. The financial statements for periods preceding the Effective Date do not include any adjustments which resulted from the Reorganization Plan. The Reorganization Plan had a significant impact on the financial statements of New SLM and the Company accounted for such Reorganization Plan using "fresh-start" reporting (see Note 12).

In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the Company's Unaudited Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Loss and Statements of Cash Flows for the interim periods in 1998 and 1997 have been included. These unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. Results for the interim periods are not necessarily a basis from which to project results for the full year due to the seasonality of the Company's business and the Filing. These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. Certain prior period amounts have been reclassified to conform to the current period presentation.

C. ACCOUNTING PRONOUNCEMENTS:

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires reporting, most notably, adjustments arising from foreign currency translation adjustments, which prior to the adoption were reported separately in stockholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

                             SLM INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


2. REORGANIZATION CASE

On April 11, 1997 the Company emerged from bankruptcy.

Under the Reorganization Plan, among other things:

o Old SLM's secured creditors received $44,213 in cash, $29,500 principal in new senior notes (the "Senior Secured Notes") and 2,470,000 shares of new common stock (the "New Common Stock") of New SLM, in exchange for approximately $108,000 of secured and unsecured indebtedness (which amount includes the secured creditors estimate of post-filing interest and expenses). The 2,470,000 shares of New Common Stock represented (before dilution) 38.0% of the ownership of New SLM. The lenders sold such shares to W.S. Acquisition L.L.C. on the Effective Date. The Senior Secured Notes had a term of seven years with principal payments beginning in the fifth year. Interest thereon was due and payable semi-annually at 14.0% (including 4.0% payable in kind ("PIK"), with such PIK interest reduced permanently if New SLM achieved certain earnings levels established in the Senior Secured Note Indenture). The Senior Secured Notes were pre-payable at 101% of principal plus accrued interest, were secured by a lien on substantially all of New SLM's assets, subordinate only to New SLM's new secured credit facilities, and had covenants, representations and other terms customary in instruments of this nature. On March 16, 1998 the Company prepaid the Senior Secured Notes in full (see Note 9).

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

Liabilities subject to compromise under reorganization proceedings consisted of priority claims, the repayment of which the Company is required to prioritize under bankruptcy law, which are comprised principally of income and property tax claims. At March 28, 1998 and December 31, 1997, priority claims of $1,130 remain subject to resolution with the Bankruptcy Court.

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

                             SLM INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


6. CHAPTER 11 AND DEBT RELATED FEES

As a result of the Company's Filing, Old SLM's continuing operations incurred significant legal and professional fees totaling $932 for the three months ended March 29, 1997. These fees include the cost of the Company's legal counselors, financial advisors and consultants, as well as those of its bankers, senior noteholders and creditors. The Chapter 11 and debt related fees for the three months ended March 29, 1997 are net of $401 of interest earned on accumulated cash resulting from the Filing. These costs are included as Chapter 11 and debt related fees in the Unaudited Consolidated Statements of Operations for the periods then ended.

The Chapter 11 and debt related fees represent 11.0% of the Company's net loss for the three months ended March 29, 1997.

7. EQUITY TRANSACTIONS

As of the Effective Date, New SLM has 15,000,000 shares of New Common Stock authorized. In addition, in April 1997, New SLM issued 300,000 5-year warrants to Old SLM's shareholders to purchase an aggregate of 300,000 shares of New Common Stock at an exercise price of $16.92 per share. During the three months ended March 28, 1998, New SLM issued 507 shares of New Common Stock with respect to the exercise of warrants. At March 28, 1998, 6,500,507 shares of New Common Stock were issued and outstanding.

8. INVENTORIES

Net inventories consist of:

                                                   Mar. 28, 1998   Dec. 31, 1997
                                                   -------------   -------------
 Finished products ...........................        $23,274         $20,894
 Work in process .............................          1,407           1,561
 Raw materials and supplies ..................          5,857           6,020
                                                      -------         -------
                                                      $30,538         $28,475
                                                      =======         =======

9.  INDEBTEDNESS

(A) BANK AGREEMENTS

On the Effective Date of the Reorganization Plan, SLM and two of its U.S. subsidiaries, Maska U.S., Inc. and #1 Apparel, Inc. (the "U.S. Subsidiaries"), entered into a Credit Agreement (the "U.S. Credit Agreement") with the lenders referred to therein (the "Lenders") and The Chase Manhattan Bank, as Agent ("Chase"). Simultaneously, one of the Company's Canadian subsidiaries, Sport Maska Inc., entered into a Credit Agreement (the "Canadian Credit Agreement" and, together with the U.S. Credit Agreement, the "Credit Agreements") with The Chase Manhattan Bank of Canada ("Chase Canada"). The maximum amount of loans and letters of credit that could be outstanding under the Credit Agreements was $74,000, consisting of $35,000 revolving credit loans under the U.S. Credit Agreement, $35,000 of revolving credit loans under the Canadian Credit Agreement and a $4,000 term loan (which was permanently reduced by $2,125 in June 1997 with the proceeds from the sale of one of the Company's subsidiaries) under the U.S. Credit Agreement.

During March 1998, the Company amended its Credit Agreements (the "New Credit Agreements"). The maximum amount of loans that may be outstanding under the New Credit Agreements is $60,000, consisting of $45,000 revolving credit loans and a $15,000 term loan ("New Term Loan"). In completing the amendments, the Company redeemed, in full, its Senior Secured Notes and all amounts outstanding under the term loan under its U.S. Credit Agreement. The redemptions were effected by borrowings under the New Credit Agreements (revolving credit loan and term loan borrowings) and use of the Company's cash on hand.

Borrowings under the New Credit Agreements bear interest at an alternate base rate per annum or at an interest rate based on LIBOR plus 1 3/4% per annum on U.S. revolving credit loans, at Chase Canada's prime rate or at an alternate base rate per annum on Canadian revolving credit loans, and at an alternate base rate plus 1/4% per annum or at an interest rate based on LIBOR plus 2% per annum on the New Term Loan. Under the New Term Loan, interest is payable on a monthly basis and principal is payable in quarterly installments ($625 principal) through April 2000, beginning in April 1998. In addition, the Company is charged a quarterly commitment fee of up to 3/8 of 1% on the unused portion of the revolving credit facilities under the New Credit Agreements and certain other fees.

                             SLM INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


Borrowings under the New Credit Agreements are guaranteed by certain subsidiaries and are collateralized by substantially all of the assets (including, without limitation, accounts receivable, inventory and the stock of certain subsidiaries) of the Company, the two U.S. Subsidiaries referred to above and the Company's other subsidiaries which are guarantors. Borrowings under the New Canadian Credit Agreement are further collateralized by a letter of credit amounting to $7,500 at March 28, 1998. Total amounts outstanding under the New Credit Agreements and the Credit Agreements were $19,564 and $1,790 at March 28, 1998 and December 31, 1997, respectively.

The New Credit Agreements include customary affirmative and negative covenants, including those relating to capital expenditures, debt service coverage and the incurrence of additional indebtedness.

(B) SENIOR SECURED NOTES

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

In March 1998, the Company redeemed, in full, the Senior Secured Notes and incurred a pre-payment charge of approximately $300, which is included in Interest Expense. (see Note 9A).

10.  EARNINGS PER SHARE

Net loss per share for the three months ended March 28, 1998 is as follows:

                                                                        Basic(a)
                                                                       ---------
Net loss .........................................................     $ (3,949)
                                                                       =========
Weighted average common shares outstanding .......................     6,500,437
                                                                       =========
Net loss per share ...............................................     $  (0.61)
                                                                       =========
----------

(a) Common stock equivalents are included when dilutive. As required by Statement of Financial Accounting Standards No. 128, the Company used the average market price during the period in determining common equivalent shares to be used in the dilutive calculation. The Company's stock had extremely limited trading volume during the period. As a result of the net loss for the three months ended March 28, 1998 and the market price used, there was an antidilutive effect and, therefore, Diluted earnings per share equals Basic earnings per share.

11.  CONTINGENCIES AND LITIGATION

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

C. OTHER LITIGATION:

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


12.  FRESH-START ACCOUNTING

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

The following Unaudited Pro Forma Condensed Consolidated Statement of Operations for the three months ended March 29, 1997 has been prepared giving effect to the consummation of the Reorganization Plan, including the implementation of fresh-start reporting, as if consummation had occurred on January 1, 1997. Due to the Reorganization Plan and implementation of fresh-start reporting, financial statements effective April 12, 1997 for New SLM are not comparable to financial statements prior to that date for Old SLM. However, for presentation of this statement, results for the three months ended March 29, 1997 are shown under the caption "Total Before Adjustments". The adjustments which give effect to the events that are directly attributable and expected to have a continuing impact on New SLM and which are set forth under the caption "Adjustments" reflect the implementation of the Reorganization Plan and the adoption of fresh-start reporting as if they had occurred on January 1, 1997.

                             SLM INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    For the three months ended March 29, 1997
                           (Unaudited) (in thousands)


                                          TOTAL BEFORE
                                          ADJUSTMENTS    ADJUSTMENTS   PRO FORMA
                                          ------------   -----------   ---------
Net sales .............................     $21,715       $             $21,715
                                            -------       -------       -------
Operating (loss) income ...............      (7,415)       5,709 a        1,706
Chapter 11 and debt related fees ......         932         (932)b
Other expense, net ....................          79          180 c          259
Interest expense ......................          22        1,261 d        1,283
                                            -------       ------        -------
Income (loss) from operations before
   income taxes .......................      (8,448)       5,200         (3,248)
Income taxes
                                            -------       ------        -------
Net income (loss) .....................    $ (8,448)      $5,200        $(3,248)
                                           ========       ======        ========


The following is a brief description of the adjustments made in preparing the Unaudited Pro Forma Condensed Consolidated Statement of Operations.

a. To reflect adjustments of $6,315 for restructuring charges, net of $606 for amortization of the intangible associated with fresh-start reporting.

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

Financial comparisons herein are based on the results of New SLM for the three months ended March 28, 1998 as compared to the results of Old SLM for the three months ended March 29, 1997.

The following discussion provides an assessment of the Company's results of continuing operations, financial condition and liquidity and capital resources, and should be read in conjunction with the Unaudited Consolidated Financial Statements of the Company and Notes thereto included elsewhere herein. (All references to "Note(s)" refer to the Notes to the Unaudited Consolidated Financial Statements.) The Unaudited Pro Forma Condensed Consolidated Statement of Operations for the three months ended March 29, 1997 giving effect to the consummation of the Reorganization Plan, including the implementation of fresh-start reporting, as if consummation had occurred on January 1, 1997 is provided on page 11 of this Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 28, 1998

1998 COMPARED TO 1997

Net sales decreased 17.9% to $17.8 million in the three months ended March 28, 1998, as compared to $21.7 million in the three months ended March 29, 1997. The decline in sales resulted primarily from a severe ice storm that struck the north eastern parts of North America in January 1998, paralyzing business throughout the affected regions including the Company's Quebec operations during January and part of February 1998. In addition, net sales in 1997 included $0.7 million of sales from Mitchel & King Skates Limited which was sold in May 1997.

Gross profit for the three months ended March 28, 1998 was $6.6 million compared to $8.1 million in 1997, a decrease of 18.4%. Measured as a percentage of net sales, gross profit margins decreased to 37.2% in 1998 from 37.4% in 1997.

For the three months ended March 28, 1998, selling, general and administrative expenses decreased 6.1% to $8.7 million compared to $9.2 million in 1997. Measured as a percentage of net sales, these expenses were 48.6% in 1998 versus 42.5% in 1997. Selling, general and administrative expenses decreased due to generally lower operating expenses resulting from the Company's restructuring efforts, and lower variable expenses associated with the decline in sales mentioned above.

Effective April 12, 1997, the Company began amortizing its excess reorganization value which was established in accordance with fresh-start reporting. This non-cash amortization amounted to $0.6 million in the three months ended March 28, 1998.

During the three months ended March 29, 1997, the Company recorded restructuring charges of $6.3 million relating to the downsizing of its manufacturing and distribution operations. These costs consisted primarily of lease cancellation costs ($2.3 million) at its Peterborough, N.H. and Beauport, Quebec facilities, impairment of fixed assets ($1.7 million), principally leasehold improvements at its Peterborough, N.H. facility, and severance and employee costs associated with the shutdown of three of the Company's manufacturing facilities, and are included in Restructuring Charges in the Unaudited Consolidated Statements of Operations. These restructuring charges represent 74.8% Company's net loss for the three months ended March 29, 1997.

Operating loss for the three months ended March 28, 1998 was $2.0 million, compared to $1.1 million for the three months ended March 29, 1997, excluding the amortization of excess reorganization value and restructuring charges. Including the amortization of excess reorganization value and restructuring charges, the operating loss was $2.7 million for the three months ended March 28, 1998, compared to $7.4 million for the three months ended March 29, 1997.

                             SLM INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of Old SLM's Chapter 11 Filing, the Company incurred significant legal and professional fees totaling $0.9 million for the three months ended March 29, 1997. These fees include the cost of the Company's legal counselors, financial advisors and consultants, as well as those of its bankers, senior noteholders and creditors. These costs are included as Chapter 11 and Debt Related Fees in the Unaudited Consolidated Statements of Operations. These costs represent approximately 11.0% of the Company's net loss for the three months ended March 29, 1997.

During the reorganization proceedings the Company was generally not permitted to pay interest. Therefore, the Company recorded interest expense only to the extent paid or earned during the proceedings and to the extent it was probable that the Bankruptcy Court would allow interest on pre-Petition Date debt as a priority, secured or unsecured claim. On the Effective Date, the Company entered into various debt agreements (see "Liquidity and Capital Resources" below) resulting in interest expense thereafter.

Interest expense of $1.2 million for the three months ended March 28, 1998 includes a pre-payment charge of $0.3 million associated with the redemption of the Senior Secured Notes in March 1998.

The Company's net loss for the three months ended March 28, 1998 was $4.0 million compared to $8.4 million for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Management expects to finance the Company's working capital and capital expenditures requirements through cash generated by its operations and through its new credit facilities (these facilities were amended in March 1998, see Note
10). On the Effective Date of the Reorganization Plan, the Company and two of its U.S. subsidiaries, Maska U.S., Inc. and #1 Apparel, Inc., entered into a Credit Agreement (the "U.S. Credit Agreement") with the lenders referred to therein and The Chase Manhattan Bank, as Agent ("Chase"). Simultaneously, one of the Company's Canadian subsidiaries, Sport Maska Inc., entered into a Credit Agreement (the "Canadian Credit Agreement" and, together with the U.S. Credit Agreement, the "Credit Agreements") with The Chase Manhattan Bank of Canada ("Chase Canada"). The maximum amount of loans and letters of credit that could be outstanding under the Credit Agreements was $74.0 million. Total amounts outstanding under the Credit Agreements were $1.8 million at December 31, 1997. In addition, on April 11, 1997 the Company issued $29.5 million principal amount of 14% Senior Secured Notes due April 11, 2004 (the "Senior Secured Notes"), pursuant to an Indenture with the Bank of New York, as trustee.

During March 1998, the Company amended its Credit Agreements (the "New Credit Agreements") to take advantage of its improved borrowing capacity. The maximum amount of loans that may be outstanding under the New Credit Agreements is $60.0 million, consisting of $45.0 million revolving credit loans and a $15.0 million term loan ("New Term Loan"). In completing the amendments the Company redeemed, in full, its Senior Secured Notes and all amounts outstanding under the term loan under its U.S. Credit Agreement. The redemptions were effected by the New Credit Agreements (revolving credit loan and term loan borrowings) and use of the Company's cash on hand. Total amounts outstanding under the New Credit Agreements were $19.6 million at March 28, 1998. (See Note 9 for further description).

The Company's financing requirements for long-term growth, future capital expenditures and debt service are expected to be met through cash generated by its operations and through its New Credit Facilities. During the three months ended March 28, 1998, the Company's operations provided $4.6 million of cash from its operations as compared to $7.3 million in 1997. The Company's cash from operations was primarily provided from collections from customers and offset with build-up of inventory for sales during the remainder of the year. The Company incurred a loss of $4.0 million for the three months ended March 28, 1998 compared to a loss of $8.4 in 1997; however, the cash impact was mitigated due to non-cash provisions for receivables, inventory and certain restructuring charges. Loss before interest, taxes, depreciation, amortization, restructuring charges and Chapter 11 and debt related fees (EBITDA) was $1.3 million for the three months ended March 28, 1998 compared to $0.5 million in 1997.

Cash flows used in investing activities during the three months ended March 28, 1998 and March 29, 1997 included $0.6 million and $0.3 million, respectively, of purchases of fixed assets.

Net cash flows used in financing activities during the three months ended March 28, 1998 and March 29, 1997 were approximately $11.9 million and $0.6 million, respectively. The use of cash in 1998 resulted primarily from

                             SLM INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

principal payments on debt ($31.0 million) including the redemption of the Senior Secured Notes ($29.5 million) and the term loan under the U.S. Credit Agreement ($1.4 million), offset in part by borrowings under the Company's New Credit Agreements for the redemption of its long-term debt. Net cash flows used in financing activities during the three months ended March 29, 1997 of $0.6 million consisted primarily of costs incurred to secure debt facilities.

The Company follows the customary practice in the sporting goods industry of offering extended payment terms to creditworthy customers on qualified orders. The Company's working capital requirements generally peak in the third and fourth quarters as it builds inventory and makes shipments under these extended payment terms.

                             SLM INTERNATIONAL, INC.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to Note 11 of Notes to Unaudited Consolidated Financial Statements included in Part I of this report.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

             27.1  Financial Data Schedule.

         (b) Reports filed on Form 8-K during the quarter ended March 28, 1998:

             (i) On March 27, 1998 the Company filed a Form 8-K with respect to Waiver and Amendment No. 4 to Credit Agreement with The Chase Manhattan Bank, as Agent, and Amending Agreement No. 2 with The Chase Manhattan Bank of Canada.

                             SLM INTERNATIONAL, INC.


                                   SIGNATURES

     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SLM INTERNATIONAL, INC.
                                  (REGISTRANT)


                          By: /s/ Russell J. David
                             ---------------------------------
                             Name:  Russell J. David
                             Title: Senior Vice President, Finance
                                    (Principal Financial and Accounting Officer)



Date: May 11, 1998

                             SLM INTERNATIONAL, INC.


                             SLM INTERNATIONAL, INC.
                                  (REGISTRANT)


                          By:
                             ---------------------------------
                             Name:  Russell J. David
                             Title: Senior Vice President, Finance
                                    (Principal Financial and Accounting Officer)



Date: May 11, 1998