Form 10-Q
period 1998-06-29
SLM INTERNATIONAL INC /DE
filed 1998-08-11
CIK 880036

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

                 For the quarterly period ended June 27, 1998


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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under the plan confirmed by the court:

                              YES  X     NO
                                  ---       ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding at August 7, 1998
             ---------------                -----------------------------
              Common Stock,                          6,500,507
             $.01 par value

================================================================================

                             SLM INTERNATIONAL, INC.

                                    FORM 10-Q

                                   ----------

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I  FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

          Unaudited Consolidated Balance Sheets at June 27,
          1998, December 31, 1997 and June 28, 1997                           1

          Unaudited Consolidated Statements of Operations for the
          Three Months and Six Months ended June 27, 1998
          and for April 12 through June 28, 1997, March
          30 through April 11, 1997 and January 1 through
          April 11, 1997                                                      2

          Unaudited Consolidated Statements of Comprehensive (Loss)
          Income for the Three Months and Six Months ended
          June 27, 1998 and for April 12 through
          June 28, 1997, March 30 through April 11, 1997
          and January 1 through April 11, 1997                                3

          Unaudited Consolidated Statements of Cash Flows for the Six
          Months Ended June 27, 1998 and for April 12 through June
          28, 1997 and January 1 through April 11, 1997                       4

          Notes to Unaudited Consolidated Financial Statements                5


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              12

Part II    Other Information
----------------------------

Item 1.    Legal Proceedings                                                 16

Item 5.    Other Information                                                 16

Item 6.    Exhibits and Reports on Form 8-K                                  16




                             SLM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (In thousands, except share data)


                                                  June 27, 1998  Dec. 31, 1997 June 28, 1997
                                                  -------------  ------------- -------------
                                                                                 Restated
ASSETS

Current assets
     Cash and cash equivalents ...................   $     203    $   8,051    $   1,885
     Accounts receivable, net ....................      21,688       22,759       25,671
     Inventories (see Note 8) ....................      34,639       28,475       39,758
     Prepaid expenses and other assets ...........       3,587        4,805        5,529
                                                     ---------    ---------    ---------
     Total current assets ........................      60,117       64,090       72,843
Property, plant and equipment, net of accumulated
     depreciation and amortization ($2,648,
     $1,466 and $535, respectively) ..............       9,167        9,508        9,848
Intangible and other assets, net of accumulated
     amortization ($3,787, $2,226 and $654,
     respectively) ...............................      43,596       45,182       48,669
                                                     =========    =========    =========
     Total assets ................................   $ 112,880    $ 118,780    $ 131,360
                                                     =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Short-term debt (see Note 9) ................   $  15,467    $     415    $   9,821
     Accounts payable and accrued liabilities ....      15,802       14,174       18,389
     Long-term debt, current portion (see Note 9)        2,653        1,421        1,484
     Income taxes payable ........................         819        1,214          777
     Liabilities subject to compromise under
         reorganization proceedings (see Note 3) .       1,130        1,130        2,130
                                                     ---------    ---------    ---------

     Total current liabilities ...................      35,871       18,354       32,601
Long-term debt (see Note 9) ......................      11,875       30,064       30,737
Deferred income taxes ............................       1,450        1,480          491
                                                     ---------    ---------    ---------
     Total liabilities ...........................      49,196       49,898       63,829

Commitments and contingencies (see Note 11)

Stockholders' equity

Commonstock, par value $0.01 per share, 15,000,000
      shares authorized, 6,500,507
      shares issued and outstanding
      at June 27, 1998 and 6,500,000 shares
      issued and outstanding at December 31, 1997
      and June 28, 1997 ..........................          65           65           65
Additional paid-in capital .......................      66,515       66,507       66,507
Retained (deficit) earnings ......................      (1,238)       2,859          838
Foreign currency translation adjustments .........      (1,658)        (549)         121
                                                     ---------    ---------    ---------
     Total stockholders' equity ..................      63,684       68,882       67,531
                                                     ---------    ---------    ---------
     Total liabilities and stockholders' equity ..   $ 112,880    $ 118,780    $ 131,360
                                                     =========    =========    =========


          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                             SLM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (In thousands, except share data)

                                                                     New SLM                                       Old SLM
                                              -------------------------------------------------         ---------------------------
                                                    1998              1998              1997              1997             1997
                                                    ----              ----              ----              ----             ----
                                                                                      April 12
                                                For the Three      For the Six        through           March 30         January 1
                                                Months ended      Months ended        June 28           through           through
                                                   June 27           June 27         Restated           April 11          April 11
                                              ---------------     ------------        ---------         --------         ----------
Net Sales ...................................   $ 24,458          $ 42,279             $ 28,077          $  3,824          $ 25,539
Cost of goods sold ..........................     14,508            25,704               16,911             2,409            16,007
                                                --------          --------             --------          --------          --------
    Gross profit ............................      9,950            16,575               11,166             1,415             9,532
Selling, general and administrative expenses       9,057            17,711                7,429             2,104            11,321
Amortization of excess reorganization value]
    (see Note 12) ...........................        602             1,226                  528
Restructuring charges (see Note 5) ..........                                                                                 6,315
                                                --------          --------             --------          --------          --------
       Operating income (loss) ..............        291            (2,362)               3,209              (689)           (8,104)
Chapter 11 and debt related fees (see Note 6)                                                                 311             1,243
Other (income) expense, net .................        (99)                6                  (96)              114               193
Interest expense (see Note 9B) ..............        492             1,683                1,100                92               114
                                                --------          --------             --------          --------          --------
    (Loss) income  before income taxes
       and extraordinary gain on
       discharge of debt ....................       (102)           (4,051)               2,205            (1,206)           (9,654)
Income taxes ................................         23                46                1,367                32                32
                                                --------          --------             --------          --------          --------
       (Loss) income before extraordinary
          gain  on discharge of debt ........       (125)           (4,097)                 838            (1,238)           (9,686)
Extraordinary gain on discharge of debt .....                                                              58,726            58,726
                                                --------          --------             --------          --------          --------
       Net (loss) income ....................   $   (125)         $ (4,097)            $    838          $ 57,488          $ 49,040
                                                ========          ========             ========          ========          ========
Net (loss) income per  share (b) (see
       Note 10):

         Basic net income per share (see
           Note 10) .........................   $  (0.02)         $  (0.63)            $   0.13
         Diluted net income per share           ========          ========             ========
           (see Note 10) ....................   $  (0.02)         $  (0.63)            $   0.13
                                                ========          ========             ========

--------------

(a) Due to the Reorganization Plan and implementation of fresh-start reporting, financial statements after April 11, 1997 are not comparable to financial statements prior to that date. See "Notes to Unaudited Consolidated Financial Statements" for more information on the Reorganization Plan and implementation of fresh-start reporting.

(b) Common shares and per share data for the periods prior to April 12, 1997 are omitted because, due to the Reorganization Plan and implementation of fresh-start reporting, they are not meaningful.

          The accompanying notes are an integral part of the unaudited consolidated financial statements.


                                                  SLM INTERNATIONAL, INC.
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                                        (UNAUDITED)
                                                       (In thousands)

                                                                     New SLM                                       Old SLM
                                              ----------------------------------------------------    ------------------------------
                                                    1998              1998               1997              1997             1997
                                                    ----              ----               ----              ----             ----
                                                For the Three      For the Six         April 12          March 30         January 1
                                                Months ended      Months ended         through           through           through
                                                   June 27           June 27           June 28           April 11         April 11
                                                ------------      ------------         --------          ---------        ----------
Net (loss) income ............................    $  (125)         $(4,097)              $838            $57,488           $49,040
Foreign currency translation adjustments .....     (1,581)          (1,109)               121                257                85
                                                  -------          -------               ----            -------           -------
Net comprehensive (loss) income ..............    $(1,706)         $(5,206)              $959            $57,745           $49,125
                                                  =======          =======               ====            =======           =======

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



                                                  SLM INTERNATIONAL, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)
                                             (In thousands, except share data)

                                                             New SLM                    Old SLM
                                              --------------------------------       --------------
                                                    1998             1997               1997
                                                    ----             ----               ----
                                                 For the Six       April 12          January 1
                                                Months ended        through           through
                                                   June 27          June 28           April 11
                                              ---------------      --------          ----------
                                                                   Restated

OPERATING ACTIVITIES:
Net (loss) income .........................     $ (4,097)          $    838         $ 49,040
Adjustments to reconcile net (loss) income
     to net cash (used in) provided by
     operating activities:
       Extraordinary gain on discharge of
           debt ...........................                                          (58,726)
       Restructuring charges ..............                                            6,315
       Depreciation and amortization ......        2,840              1,189              807
       Provisions for inventory, doubtful
           accounts and other deductions ..        1,775              2,384            2,301
       Loss (gain) on sale and disposal of
           fixed assets ...................          (53)               (26)               5
       Loss (gain) on foreign exchange ....         (240)                                263
Change in operating assets and liabilities:
       Accounts receivable ................         (604)             1,304           14,660
       Inventories ........................       (6,421)            (4,875)          (7,026)
       Prepaid expenses and other assets ..          311                599              816
       Accounts payable and accrued
           liabilities ....................        1,081             (8,047)          (1,210)
       Income taxes payable ...............          517                                 189
                                                --------           --------         --------
           Net cash (used in) provided by
              operating activities ........       (4,891)            (6,634)           7,434
                                                --------           --------         --------
INVESTING ACTIVITIES:
       Proceeds from sales of subsidiary,
           net ............................                           1,831
       Purchases of fixed assets ..........       (1,054)              (328)            (285)
       Proceeds from sales of fixed assets            78                 27               73
                                                --------           --------         --------
           Net cash (used in) provided by
              investing activities ........         (976)             1,530             (212)
                                                --------           --------         --------
FINANCING ACTIVITIES:
       Proceeds from borrowings, net ......       15,052              4,721
       Principal payments on debt .........      (31,956)            (2,196)             (89)
       Proceeds from long-term debt .......       15,000
       Exercise of warrants ...............            8
       Deferred financing costs ...........          (90)                             (2,146)
       Liabilities subject to compromise ..                                          (36,098)
                                                --------           --------         --------
           Net cash (used in)  provided by
              financing activities ........       (1,986)             2,525          (38,333)
                                                --------           --------         --------
Effects of foreign exchange rate changes on
   cash ...................................            5                  8              (22)
                                                --------           --------         --------
Decrease in cash ..........................       (7,848)            (2,571)         (31,133)
Cash and cash equivalents at beginning of
  period ..................................        8,051              4,456           35,589
                                                --------           --------         --------
Cash and cash equivalents at end of period      $    203           $  1,885         $  4,456
                                                ========           ========         ========


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

In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the Company's Unaudited Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive (Loss) Income and Statements of Cash Flows for the 1998 and 1997 periods have been included. These unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. Results for the interim periods are not necessarily a basis from which to project results for the full year due to the seasonality of the Company's business and the Filing. These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. Certain prior period amounts have been reclassified to conform to the current period presentation.

C. ACCOUNTING PRONOUNCEMENTS:

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires reporting, most notably, adjustments arising from foreign currency translation adjustments, which prior to the adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

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

Liabilities subject to compromise under reorganization proceedings consist of priority claims, the repayment of which the Company is required to prioritize under bankruptcy law, which are comprised principally of income and property tax claims. At June 27, 1998, December 31, 1997 and June 28, 1997, priority claims of $1,130, $1,130 and $2,130, respectively, remain subject to resolution with the Bankruptcy Court.

4. SALE OF SUBSIDIARY

In May 1997, the Company sold for cash of $2,125 (including $294 cash on hand) the shares of one of its wholly owned subsidiaries, Mitchel & King Skates Limited. The operating results of Mitchel & King Skates Limited are reflected in the Company's consolidated financial statements through the date of sale.

5. RESTRUCTURING CHARGES

During 1997, prior to its emergence from bankruptcy, the Company recorded significant restructuring charges totaling $6,315 to reflect the impact of reorganizing operations strategically to position itself to sustain ongoing profitability. These costs consist primarily of lease cancellation costs ($2,257) at its Peterborough, N.H. and Beauport, Quebec facilities, impairment of fixed assets ($1,659), principally leasehold improvements at its Peterborough, N.H. facility, and severance and employee costs associated with the shutdown of three of the Company's manufacturing facilities.

                             SLM INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


6. CHAPTER 11 AND DEBT RELATED FEES

As a result of the Company's Filing, Old SLM's continuing operations incurred significant legal and professional fees totaling $311 and $1,243 for March 30 through April 11, 1997 and January 1 through April 11, 1997, respectively. These fees include the cost of the Company's legal counselors, financial advisors and consultants, as well as those of its bankers, senior noteholders and creditors. The Chapter 11 and debt related fees for March 30 through April 11, 1997 and January 1 through April 11, 1997 are net of $99 and $500, respectively, of interest earned on accumulated cash resulting from the Filing. These costs are included as Chapter 11 and debt related fees in the Unaudited Consolidated Statements of Operations.

7. EQUITY TRANSACTIONS

As of the Effective Date, New SLM has 15,000,000 shares of New Common Stock authorized. In addition, in April 1997, New SLM issued 300,000 5-year warrants to Old SLM's shareholders to purchase an aggregate of 300,000 shares of New Common Stock at an exercise price of $16.92 per share. During the six months ended June 27, 1998, New SLM issued 507 shares of New Common Stock with respect to the exercise of warrants. At June 27, 1998, 6,500,507 shares of New Common Stock were issued and outstanding.

8. INVENTORIES Net inventories consist of:

                              June 27, 1998   Dec. 31, 1997  June 28, 1997
                              -------------   -------------  -------------
Finished products ...........    $27,032         $20,894       $31,385
Work in process .............      1,793           1,561         1,734
Raw materials and supplies ..      5,814           6,020         6,639
                                 -------         -------       -------
                                 $34,639         $28,475       $39,758
                                 =======         =======       =======

9. INDEBTEDNESS

A. BANK AGREEMENTS

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

During March 1998, the Company amended its Credit Agreements (the "New Credit Agreements"). The maximum amount of loans that may be outstanding under the New Credit Agreements is $60,000, consisting of $45,000 revolving credit loans (subject to collateral availability) and a $15,000 term loan ("New Term Loan"). In completing the amendments, the Company redeemed, in full, its Senior Secured Notes and all amounts outstanding under the term loan under its U.S. Credit Agreement. The redemptions were effected by borrowings under the New Credit Agreements (revolving credit loan and term loan borrowings) and use of the Company's cash on hand.

Borrowings under the New Credit Agreements bear interest at an alternate base rate per annum or at an interest rate based on LIBOR plus 1 3/4% per annum on U.S. revolving credit loans, at Chase Canada's prime rate or at an alternate base rate per annum on Canadian revolving credit loans, and at an alternate base rate plus 1/4% per annum or at an interest rate based on LIBOR plus 2% per annum on the New Term Loan. Under the New Term Loan, interest is payable on a monthly basis and principal is payable in quarterly installments of $625 through April 2000, beginning in April 1998. In addition, the Company is charged a quarterly commitment fee of up to 3/8 of 1% on the unused portion of the revolving credit loans under the New Credit Agreements and certain other fees.

                             SLM INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


Borrowings under the New Credit Agreements are guaranteed by certain subsidiaries and are collateralized by substantially all of the assets (including, without limitation, accounts receivable, inventory and the stock of certain subsidiaries) of the Company, the U.S. Subsidiaries and the Company's other subsidiaries which are guarantors. Borrowings under the New Canadian Credit Agreement are further collateralized by a letter of credit amounting to $7,500 at June 27, 1998. Total amounts outstanding under the New Credit Agreements and the Credit Agreements were $29,842, $1,790 and $11,696 at June 27, 1998, December 31, 1997 and June 28, 1997, respectively.

The New Credit Agreements include customary affirmative and negative covenants, including those relating to capital expenditures, debt service coverage and the incurrence of additional indebtedness.

B. SENIOR SECURED NOTES

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

10. EARNINGS PER SHARE

The following represents the reconciliation of the basic and dilutive earnings per share amounts of New SLM for the periods indicated. Amounts presented for 1997 have been restated to conform with the provisions of Statement of Financial Accounting Standards No. 128.



                                                     1998                   1998                1997
                                                For the three            For the six          April 12
                                                 months ended           months ended           through
                                                   June 27                 June 27             June 28
                                                -------------           -------------         ---------
Net (loss) income ............................    $     (125)           $   (4,097)         $      838
                                                  ----------            ----------          ----------
Weighted average common shares
  outstanding (Basic) ........................     6,500,507             6,500,472           6,500,000
                                                  ----------            ----------          ----------
Common equivalent shares (a) .................                                                  88,082
                                                  ----------            ----------          ----------
Total weighted average common and
  common equivalent
  shares outstanding (Diluted) ...............     6,500,507             6,500,472           6,588,082
                                                  ==========            ==========          ==========
Basic net (loss) income per share ............    $    (0.02)           $    (0.63)         $     0.13
                                                  ==========            ==========          ==========
Diluted net (loss) income per share ..........    $    (0.02)           $    (0.63)         $     0.13
                                                  ==========            ==========          ==========

------------

(a) Common stock equivalents, warrants and stock options, are included when dilutive. As required by Statement of Financial Accounting Standards No. 128, the Company used the average market price during the periods in determining common equivalent shares. The Company's stock had extremely limited trading volume during the periods.

                             SLM INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


11. CONTINGENCIES AND LITIGATION

A. ENVIRONMENTAL LITIGATION:

In April 1996, Maska U.S., Inc. ("Maska"), a wholly-owned subsidiary of the Company, and the State of Vermont entered into a consent decree ("Consent Decree") setting forth the terms under which Maska has agreed to remediate specified hazardous materials if, and to the extent, found on its Bradford, Vermont property or caused by Maska. The Consent Decree was approved by the Bankruptcy Court on May 14, 1996 and approved and entered in Vermont Superior Court on June 20, 1996. The Consent Decree is subject to several conditions, including ongoing payment by the Company of certain State of Vermont oversight fees up to a maximum of $60 per year. In addition, the Company paid to Vermont a civil penalty of $250. Maska undertook an investigation required by the Consent Decree to determine the extent of contamination, the rate of movement and the concentration of the contaminants and developed a Corrective Action Plan ("CAP") which was approved by the Vermont Department of Environmental Conservation in July 1998. The remediation of the property has begun. The estimated cost of remediating the property, as detailed in the CAP, is approximately $2,550. These amounts have and will be paid out over the term of the remediation currently estimated to be 30 years. The Company believes it has accrued sufficient amounts for this matter.

In 1992, T. Copeland & Sons, Inc. ("Copeland") the owner of a property adjacent to Maska's manufacturing facility in Bradford, Vermont, filed an action in Vermont Superior Court alleging that its property has been contaminated as a result of the Company's manufacturing activities and seeking compensatory and punitive damages under the Vermont Groundwater Protection Law and various common law theories. In June 1995, Maska settled this action for $1,000 cash, paid in July 1995, and a $6,000 promissory note. Under the Plan, Copeland received a distribution of shares of New SLM's New Common Stock to satisfy the note. Copeland asserted the right to recover from the Company the difference between the aggregate value of the New Common Stock and the amount of the promissory note. The Company believes that this claim is without merit and has filed its objection to this claim which is scheduled to be heard by the Bankruptcy Court in September 1998.

Maska commenced an action in the United States District Court for the District of Vermont (the "Vermont District Court") entitled Maska U.S. Inc. V. Kansa, et al., Doc. No. 1:93-CV-309 against its liability insurers seeking coverage for environmental cleanup costs arising out of claims brought by the State of Vermont and Copeland for their failure to defend or to indemnify Maska with respect to these claims. Maska reached settlements with three of the liability insurers prior to trial. The trial against three remaining liability insurers, resulted in a jury verdict, in July 1998, in Maska's favor in the amount of $9,151. The jury verdict compensated Maska for its costs to defend itself against the claims, and to clean up the soil and groundwater around its property. The Company will account for the judgment and settlements in its financial statements when realized.

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

12. FRESH-START REPORTING

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

The following Unaudited Pro Forma Condensed Consolidated Statement of Operations for the six months ended June 28, 1997 has been prepared giving effect to the consummation of the Reorganization Plan, including the implementation of fresh-start reporting, as if consummation had occurred on January 1, 1997. Due to the Reorganization Plan and implementation of fresh-start reporting, financial statements effective April 12, 1997 for New SLM are not comparable to financial statements prior to that date for Old SLM. However, for presentation of this statement, results for the six months ended June 28, 1997 are shown under the caption "Total Before Adjustments". The adjustments which give effect to the events that are directly attributable and expected to have a continuing impact on New SLM and which are set forth under the caption "Adjustments" reflect the implementation of the Reorganization Plan and the adoption of fresh-start reporting as if they had occurred on January 1, 1997.

                             SLM INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                     For the six months ended June 28, 1997

                           (Unaudited) (in thousands)


                                                           Total Before
                                                            Adjustments   Adjustments     Pro Forma
                                                           ------------   -----------     ----------
Net sales ..................................................   $ 53,616    $                $ 53,616
                                                                                            --------
Operating (loss) income ....................................     (4,367)      5,608  a         1,241
Chapter 11 and debt related fees ...........................      1,243      (1,243) b
Other expense, net .........................................        625         210  c           835
Interest expense ...........................................      1,214       1,464  d         2,678
                                                               --------     -------         --------
(Loss) income before income taxes and extraordinary
     gain on discharge of debt .............................     (7,449)      5,177           (2,272)
Income taxes ...............................................        192       1,856  e         2,048
                                                               --------    --------         --------
(Loss) income before extraordinary gain on discharge of debt     (7,641)      3,321           (4,320)
Extraordinary gain on discharge of debt ....................     58,726     (58,726) f
                                                               --------    --------         --------
Net income (loss) ..........................................   $ 51,085    $(55,405)        $ (4,320)
                                                               ========    ========         ========



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

                             SLM INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

On October 24, 1995, SLM International, Inc. ("SLM") and six of its subsidiaries (collectively, "Old SLM") filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. SLM and those subsidiaries chose to seek court protection from creditors in order to conduct their operations while preparing a reorganization plan. On September 12, 1996, Old SLM filed a Chapter 11 Plan of Reorganization and, on November 13, 1996, Old SLM filed a First Amended Chapter 11 Plan of Reorganization, as amended from time to time, with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan which became effective on April 11, 1997 and Old SLM emerged from bankruptcy ("New SLM"). Disruptions that occurred prior to and which may have been caused by the Filing affected the Company's operating performance for a given period and continued to affect the Company's results in 1997.

Financial comparisons herein are based on the results of New SLM for the six and three months ended June 27, 1998 as compared to the combined results of New SLM and Old SLM for the six and three months ended June 28, 1997.

SELECTED FINANCIAL DATA

The following discussion provides an assessment of the Company's results of continuing operations, financial condition and liquidity and capital resources, and should be read in conjunction with the Unaudited Consolidated Financial Statements of the Company and Notes thereto included elsewhere herein. (All references to "Note(s)" refer to the Notes to Unaudited Consolidated Financial Statements.) The Unaudited Pro Forma Condensed Consolidated Statement of Operations for the six months ended June 28, 1997 giving effect to the consummation of the Reorganization Plan, including the implementation of fresh-start reporting, as if consummation had occurred on January 1, 1997 is provided on page 11 of this Form 10-Q.


                                                  SLM INTERNATIONAL, INC.
                                       COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)
                                                       (In thousands)

                                                                For the Three Months Ended          For the Six Months Ended
                                                             -------------------------------     ------------------------------
                                                                                 Combined                            Combined
                                                             June 27, 1998     June 28, 1997     June 27, 1998    June 28, 1997
                                                             -------------     -------------     -------------    -------------
Net sales ..............................................       $ 24,458          $ 31,901          $ 42,279          $ 53,616

Cost of goods sold .....................................         14,508            19,320            25,704            32,918
                                                               --------          --------          --------          --------
     Gross profit ......................................          9,950            12,581            16,575            20,698
Selling, general and administrative expenses ...........          9,051             9,533            17,711            18,750
Amortization of excess reorganization value ............            602               528             1,226               528
Restructuring charges ..................................                                                                6,315
                                                               --------          --------          --------          --------
     Operating  income (loss) ..........................            291             2,520            (2,362)           (4,895)
Chapter 11 and debt related fees .......................                              311                               1,243
Other (income) expense, net ............................            (99)               18                 6                97
Interest expense .......................................            492             1,192             1,683             1,214
                                                               --------          --------          --------          --------
     (Loss) income before income taxes and
     extraordinary gain on discharge of debt ...........           (102)              999            (4,051)           (7,449)
Income taxes ...........................................             23             1,399                46             1,399
                                                               --------          --------          --------          --------
     (Loss) before extraordinary gain on
     discharge of debt .................................           (125)             (400)           (4,097)           (8,848)
Extraordinary gain on discharge of debt ................                           58,726                              58,726
                                                               --------          --------          --------          --------
Net (loss)  income .....................................       $   (125)         $ 58,326          $  4,097)         $ 49,878
                                                               ========          ========          ========          ========


                             SLM INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE SIX MONTHS AND THE THREE MONTHS ENDED JUNE 27,  1998

1998 COMPARED TO 1997

Net sales decreased 21.1% to $42.3 million in the six months ended June 27, 1998, as compared to $53.7 million in the six months ended June 28, 1997. The decline in sales resulted primarily from a severe ice storm that struck the north eastern parts of North America in January 1998, paralyzing businesses throughout the affected regions including the Company's Quebec operations during January and part of February 1998, continued softness of the inline skate market, including the Company's decision to exit the recreational inline skate market, the continued softness in the licensed sports apparel industry, and in licensed hockey apparel in particular, and the unfavorable exchange rates for the Canadian dollar in comparison to 1997. In addition, sales of discontinued inventory were significantly below 1997 levels as the Company reduced its excess inventory during 1997. Finally, net sales in 1997 included $1.2 million of sales ($0.5 million in the three months ended June 28, 1997) from Mitchel & King Skates Limited which was sold in May 1997. Net sales decreased 23.3% to $24.5 million in the three months ended June 27, 1998 as compared to $31.9 million in the three months ended June 28, 1997. The decline in sales resulted primarily from the same factors which affected the six month sales noted above.

Gross profit for the six months ended June 27, 1998 was $16.6 million compared to $20.7 million in 1997, a decrease of 19.9%. Measured as a percentage of net sales, gross profit margins increased to 39.2% in 1998 from 38.6% in 1997. Gross profit for the three months ended June 27, 1998 was $10.0 million compared to $12.6 million for 1997, a decrease of 20.9%. Measured as a percentage of net sales, gross profit margins increased to 40.7% in 1998 from 39.4% in 1997. The higher gross profit margins were the result of favorable product mix and increased utilization of manufacturing capacity. The decrease in gross profit resulted primarily from the decreased net sales noted above, and offset in part, by the improved gross profit margins.

For the six months ended June 27, 1998, selling, general and administrative expenses decreased 5.5% to $17.7 million from $18.8 million in 1997. Measured as a percentage of net sales, these expenses were 41.9% in 1998 versus 35.0% in 1997. Selling, general and administrative expenses decreased due to generally lower operating expenses resulting from the Company's restructuring efforts, and lower variable expenses associated with the decline in sales mentioned above. For the three months ended June 27, 1998, selling, general and administrative expenses decreased 5.1% to $9.1 million from $9.5 million in the same period in 1997 due to the factors noted above. Measured as a percentage of net sales, these expenses increased to 37.0% from 29.9%.

Effective April 12, 1997, the Company began amortizing its excess reorganization value which was established in accordance with fresh-start reporting. This non-cash amortization amounted to $1.2 million and $0.5 million in the six months ended June 27, 1998 and June 28, 1997, respectively. This amortization approximated $0.6 million for the three months ended June 27, 1998 and $0.5 million for the same period in 1997.

During the six months ended June 28, 1997, the Company recorded restructuring charges of $6.3 million relating to the downsizing of its manufacturing and distribution operations. These costs consisted primarily of lease cancellation costs ($2.3 million) at its Peterborough, N.H. and Beauport, Quebec facilities, impairment of fixed assets ($1.7 million), principally leasehold improvements at its Peterborough, N.H. facility, and severance and employee costs associated with the shutdown of three of the Company's manufacturing facilities, and are included in Restructuring Charges in the Unaudited Consolidated Statements of Operations.

Operating loss for the six months ended June 27, 1998 was $1.1 million primarily as a result of decreased net sales discussed above, compared to operating income of $1.9 million for the six months ended June 28, 1997, excluding the amortization of excess reorganization value and restructuring charges. Including the amortization of excess reorganization value and restructuring charges, the operating loss was $2.4 million for the six months ended June 27, 1998, compared to $4.9 million for the six months ended June 28, 1997. Operating income for the three months ended June 27, 1998 was $0.3 million compared to $2.5 million for the same period in 1997.

As a result of Old SLM's Chapter 11 Filing, the Company incurred significant legal and professional fees totaling $1.2 million and $0.3 million during the six and three months ended June 28, 1997, respectively. These fees include the cost of the Company's legal counselors, financial advisors and consultants, as well as those of its bankers, senior noteholders and creditors. These costs, which represent approximately 14.0% and 77.8% of the Company's (loss) before extraordinary gain on discharge of debt for the six and three months ended June 28, 1997,

                             SLM INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

respectively, are included as Chapter 11 and Debt Related Fees in the Unaudited Consolidated Statements of Operations.

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

Interest expense approximated $1.7 million and $0.5 million for the six and three months ended June 27, 1998 and $1.2 million for both the six and three months ended June 28, 1997. The six months ended June 28, 1998 includes a pre-payment charge of $0.3 million associated with the redemption of the Senior Secured Notes in March 1998.

The Company's loss before extraordinary gain on discharge of debt for the six months ended June 27, 1998 was $4.1 million compared to $8.8 million in the comparable prior year period. For the three months ended June 27, 1997, the loss was $0.1 million compared to $0.4 million for the three months ended June 28, 1997.

On April 11, 1997, the Company emerged from bankruptcy and, as a result of its Reorganization Plan and implementation of fresh-start reporting, approximately $58.7 million of its liabilities were forgiven and are included in Extraordinary Gain on Discharge of Debt in the Unaudited Consolidated Statements of Operations.

The Company`s net loss for the six months and three months ended June 27, 1998 was $4.1 million and $0.1 million, respectively, compared to net income of $49.9 million and $58.3 million in the comparable prior year periods.

 LIQUIDITY AND CAPITAL RESOURCES

Management expects to finance the Company's working capital and capital expenditures requirements through cash generated by its operations and through its new credit facilities (these facilities were amended in March 1998, see Note
9). On the Effective Date of the Reorganization Plan, the Company and two of its U.S. subsidiaries, Maska U.S., Inc. and #1 Apparel, Inc., entered into a Credit Agreement (the "U.S. Credit Agreement") with the lenders referred to therein and The Chase Manhattan Bank, as Agent ("Chase"). Simultaneously, one of the Company's Canadian subsidiaries, Sport Maska Inc., entered into a Credit Agreement (the "Canadian Credit Agreement" and, together with the U.S. Credit Agreement, the "Credit Agreements") with The Chase Manhattan Bank of Canada ("Chase Canada"). The maximum amount of loans and letters of credit that could be outstanding under the Credit Agreements was $74.0 million. Total amounts outstanding under the Credit Agreements were $1.8 million and $11.7 million at December 31, 1997 and June 28, 1997, respectively. In addition, on April 11, 197 the Company issued $29.5 million principal amount of 14% Senior Secured Notes due April 11, 2004 (the "Senior Secured Notes"), pursuant to an Indenture with the Bank of New York, as trustee.

During March 1998, the Company amended its Credit Agreements (the "New Credit Agreements") to take advantage of its improved borrowing capacity. The maximum amount of loans that may be outstanding under the New Credit Agreements is $60.0 million, consisting of $45.0 million revolving credit loans (subject to collateral availability) and a $15.0 million term loan ("New Term Loan"). In completing the amendments the Company redeemed, in full, its Senior Secured Notes and all amounts outstanding under the term loan under its U.S. Credit Agreement. The redemptions were effected by the New Credit Agreements (revolving credit loan and term loan borrowings) and use of the Company's cash on hand. Total amounts outstanding under the New Credit Agreements were $29.8 million at June 27, 1998. (See Note 9).

The Company's financing requirements for long-term growth, future capital expenditures and debt service are expected to be met through cash generated by its operations and through its New Credit Facilities. During the six months ended June 27, 1998, the Company's operations used $4.9 million of cash from its operations as compared to $0.8 million provided by operations in 1997. The Company's cash used in operations was primarily from the build-up of inventory for sales during the remainder of the year. The Company incurred a loss of $4.1 million for the six months ended June 27, 1998 compared to a loss of $8.8 million, exclusive of the extraordinary gain on discharge of debt, in 1997; however, the cash impact was mitigated due to non-cash provisions for receivables, inventory and certain restructuring charges. Income before interest, taxes, depreciation, amortization, restructuring charges and Chapter 11 and debt related fees (EBITDA) was $0.5 million for the six months ended June 27, 1998 compared to $3.3 million in 1997.

                             SLM INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Cash used in investing activities during the six months ended June 27,1998 of $1.0 million consisted primarily of purchases of fixed assets. Net cash flows provided by investing activities of $1.3 million during the six months ended June 28, 1997 included $1.8 million of proceeds from the sale of one of the Company's subsidiaries, offset, in part, by $0.6 million of purchased of fixed assets.

 Net cash flows used in financing activities during the six months ended
June 27, 1998 and June 28, 1997 were approximately $2.0 million and $35.8 million, respectively. The use of cash in 1998 resulted primarily from principal payments on debt ($32.0 million) including the redemption of the Senior Secured Notes ($29.5 million) and the term loan under the U.S. Credit Agreement ($1.4 million), offset in part by borrowings under the Company's New Credit Agreements for the redemption of its long-term debt. Net cash flows used in financing activities during the six months ended June 28, 1997 of $35.8 million, resulted primarily from payments to creditors on the Effective Date to satisfy claims ($36.1 million), costs incurred to secure new debt facilities ($2.1 million), principal payments on debt ($2.3 million) including payment on the term loan under the U.S. Credit Agreement and offset in part by borrowings under the Company's Credit Agreements ($4.7 million) for its short-term working capital requirements

The Company follows the customary practice in the sporting goods industry of offering extended payment terms to creditworthy customers on qualified orders. The Company's working capital requirements generally peak in the third and fourth quarters as it builds inventory and makes shipments under these extended payment terms.

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainities that could render them materially different, including, but not limited to, general economic conditions, customers and competition. The Company does not intend to update these forward-looking statements.

                             SLM INTERNATIONAL, INC.
                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Reference is made to Note 11 of Notes to Unaudited Consolidated Financial Statements included in Part I of this report.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

            27.1   Financial Data Schedule.

        (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the three months ended June 27, 1998.

                             SLM INTERNATIONAL, INC.



                                   SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SLM INTERNATIONAL, INC. (REGISTRANT)

                                    By: /s/ RUSSELL J. DAVID
                                        ---------------------------------------
                                        Name:  Russell J. David
                                        Title: Senior Vice President, Finance
                                               (Principal Financial and
                                               Accounting Officer)

Date: August 10, 1998