Form 10-Q
period 1998-09-26
SLM INTERNATIONAL INC /DE
filed 1998-11-16
CIK 880036

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

                For the quarterly period ended SEPTEMBER 26, 1998

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________


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

                               YES  X      NO
                                   ---        ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                     OUTSTANDING AT NOVEMBER 12, 1998
       --------------                 --------------------------------
        Common Stock,                             6,500,507
       $.01 par value

================================================================================

                             SLM INTERNATIONAL, INC.

                                    FORM 10-Q

                                   ----------

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Consolidated Balance Sheets at September 26, 1998,
        December 31, 1997 and September 27, 1997 .........................     1

        Unaudited Consolidated Statements of Operations for the Three
        Months and Nine Months ended September 26, 1998, for the Three
        Months ended September 27, 1997, for April 12 through September
        27, 1997, and January 1 through April 11, 1997 ...................     2

        Unaudited Consolidated Statements of Comprehensive (Loss) Income
        for the Three Months and Nine Months ended September 26, 1998, for the Three Months ended September 27, 1997, for April 12 through
        September 27, 1997, and January 1 through April 11, 1997 .........     3

        Unaudited Consolidated Statements of Cash Flows for the Nine
        Months Ended September 26, 1998, for April 12 through September
        27, 1997 and January 1 through April 11, 1997 ....................     4

        Notes to Unaudited Consolidated Financial Statements .............     5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ........................................    12


PART II. OTHER INFORMATION

Item 1. Legal Proceedings ................................................    17

Item 2. Changes in Securities ............................................    17

Item 3. Defaults Upon Senior Securities ..................................    17

Item 4. Submission of Matters to a Vote of Security Holders ..............    17

Item 5. Other Information ................................................    17

Item 6. Exhibits and Reports on Form 8-K .................................    17

                                         SLM INTERNATIONAL, INC.

                                       CONSOLIDATED BALANCE SHEETS
                                               (UNAUDITED)
                                    (In thousands, except share data)


                                                                September 26,  December 31,  September 27,
                                                                    1998           1997           1997
                                                                                                Restated
                                                                -------------  ------------  -------------
 ASSETS

 Current assets
      Cash and cash equivalents ...............................   $    386       $  8,051       $    498
      Accounts receivable, net ................................     33,477         22,759         38,223
      Inventories (see Note 8) ................................     29,632         28,475         33,441
      Prepaid expenses and other assets .......................      4,344          4,805          4,333
                                                                  --------       --------       --------
      Total current assets ....................................     67,839         64,090         76,495

 Property, plant and equipment, net of accumulated
      depreciation and amortization ($3,170,
      $1,466 and $1,090, respectively) ........................      8,771          9,508          9,203
 Intangible and other assets, net of accumulated
      amortization ($4,556, $2,226 and $1,435,
      respectively) ...........................................     41,234         45,182         46,497
                                                                  --------       --------       --------
      Total assets ............................................   $117,844       $118,780       $132,195
                                                                  ========       ========       ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities
      Short-term debt (see Note 9) ............................   $ 16,599       $    415       $  9,066
      Accounts payable and accrued liabilities ................     15,481         14,174         17,752
      Long-term debt, current portion (see Note 9) ............      2,519          1,421          1,486
      Income taxes payable ....................................        937          1,214            918
      Liabilities subject to compromise under
          reorganization proceedings (see Note 3) .............      1,130          1,130          2,130
                                                                  --------       --------       --------
      Total current liabilities ...............................     36,666         18,354         31,352
 Long-term debt (see Note 9) ..................................     11,250         30,064         30,620
 Deferred income taxes ........................................      1,402          1,480          1,186
                                                                  --------       --------       --------
      Total liabilities .......................................     49,318         49,898         63,158
                                                                  --------       --------       --------
 Commitments and contingencies (see Note 11)

 Stockholders' equity
 Commonstock, par value $0.01 per share, 15,000,000
       shares authorized, 6,500,507 shares issued and
       outstanding at September 26, 1998 and 6,500,000
       shares issued and outstanding at December 31, 1997
       and September 27, 1997 ................................         65             65             65
Additional paid-in capital ...................................     66,515         66,507         66,507
Retained earnings ............................................      4,815          2,859          2,356
Foreign currency translation adjustments .....................     (2,869)          (549)           109
                                                                 --------       --------       --------
     Total stockholders' equity ..............................     68,526         68,882         69,037
                                                                 --------       --------       --------
     Total liabilities and stockholders' equity ..............   $117,844       $118,780       $132,195
                                                                 ========       ========       ========


                       The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                                   SLM INTERNATIONAL, INC.

                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)
                                              (In thousands, except share data)

                                                                         New SLM (a)                           |   Old SLM
                                               --------------------------------------------------------------  |  ----------
                                                   1998             1998      |      1997             1997     |     1997
                                               ------------     ------------  |  ------------     -----------  |  ----------
                                               For the Three    For the Nine  |  For the Three      April 12   |   January 1
                                               Months ended     Months ended  |  Months ended       through    |    through
                                               September 26     September 26  |  September 27     September 27 |   April 11
                                                                              |    Restated         Restated   |
                                               -------------------------------|--------------------------------|------------
                                                             |                |                |               |
                                                             |                |                |               |
Net sales ...................................     $33,795    |    $76,074     |     $38,696    |     $66,773   |    $25,539
Cost of goods sold ..........................      19,486    |     45,190     |      22,886    |      39,797   |     16,007
                                                  -----------|----------------|----------------|---------------|-----------
    Gross profit ............................      14,309    |     30,884     |      15,810    |      26,976   |      9,532
Selling, general and administrative                          |                |                |               |
    expenses ................................       8,694    |     26,405     |       9,659    |      17,088   |     11,321
Amortization of excess reorganization                        |                |                |               |
    value (see Note 13) .....................         603    |      1,829     |         580    |       1,108   |
Restructuring charges (see Note 5) ..........                |                |                |               |      6,315
                                                  -----------|----------------|----------------|---------------|-----------
    Operating income (loss) .................       5,012    |      2,650     |       5,571    |       8,780   |     (8,104)
Chapter 11 and debt related fees                             |                |                |               |
    (see Note 6) ............................                |                |                |               |      1,243
Other (income) expense, net                                  |                |                |               |
    (see Note 11) ...........................      (4,032)   |     (4,026)    |         173    |          77   |        193
Interest expense (see Note 9B) ..............         686    |      2,369     |       1,403    |       2,503   |        114
                                                  -----------|----------------|----------------|---------------|-----------
    Income (loss) before income taxes                        |                |                |               |
      and extraordinary gain on                              |                |                |               |
      discharge of debt .....................       8,358    |      4,307     |       3,995    |       6,200   |     (9,654)
Income taxes ................................       2,305    |      2,351     |       2,477    |       3,844   |         32
                                                  -----------|----------------|----------------|---------------|-----------
    Income (loss) before extraordinary                       |                |                |               |
      gain on discharge of debt .............       6,053    |      1,956     |       1,518    |       2,356   |     (9,686)
Extraordinary gain on discharge of debt .....                |                |                |               |     58,726
                                                  -----------|----------------|----------------|---------------|-----------
    Net income ..............................     $ 6,053    |    $ 1,956     |     $ 1,518    |     $ 2,356   |    $49,040
                                                  ===========|================|================|===============|===========
Net income per share (b) (see Note 10):                      |                |                |               |
    Basic net income per share ..............     $  0.93    |    $  0.30     |     $  0.23    |     $  0.36   |
                                                  ===========|================|================|===============|
    Diluted net income per share ............     $  0.85    |    $  0.27     |     $  0.22    |     $  0.35   |
                                                  =============================================================


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


                                                   SLM INTERNATIONAL, INC.

                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                                         (UNAUDITED)
                                                       (In thousands)

                                                                         New SLM (a)                           |   Old SLM
                                               --------------------------------------------------------------  |  ----------
                                                   1998             1998      |      1997             1997     |     1997
                                               ------------     ------------  |  ------------     -----------  |  ----------
                                               For the Three    For the Nine  |  For the Three      April 12   |   January 1
                                               Months ended     Months ended  |  Months ended       through    |    through
                                               September 26     September 26  |  September 27     September 27 |   April 11
                                               -------------------------------|--------------------------------|------------
                                                             |                |                |               |
                                                             |                |                |               |
                                                             |                |                |               |
Net income                                        $ 6,053    |    $ 1,956     |     $1,518     |     $2,356    |    $49,040
Foreign currency translation adjustments           (1,211)   |     (2,320)    |        (12)    |        109    |         85
                                                  -----------|----------------|----------------|---------------|-------------
Net comprehensive (loss) income                   $ 4,842    |    $  (364)    |     $1,506     |     $2,465    |     $49,125
                                                  ==========================================================================


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

                                                  SLM INTERNATIONAL, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)
                                             (In thousands, except share data)

                                                                                      New SLM (a)            |   Old SLM
                                                                              -------------------------------|-----------
                                                                                  1998      |      1997      |     1997
                                                                              ------------  |  ------------  |   ---------
                                                                              For the Nine  |   April 12     |   January 1
                                                                              Months ended  |    through     |    through
                                                                              September 26  |  September 27  |   April 11
                                                                                            |    Restated    |
                                                                              --------------|----------------|------------
OPERATING ACTIVITIES:                                                                       |                |
                                                                                            |                |
Net income ..................................................................   $  1,956    |    $  2,356    |   $ 49,040
Adjustments to reconcile net income  to net cash (used in)                                  |                |
     provided by operating activities:                                                      |                |
       Extraordinary gain on discharge of debt ..............................               |                |    (58,726)
       Restructuring charges ................................................               |                |      6,315
       Depreciation and amortization ........................................      4,225    |       2,563    |        807
       Provisions for inventory, doubtful accounts and other  deductions ....      4,313    |       6,275    |      2,301
       Deferred income taxes ................................................      1,441    |       3,252    |
       Loss (gain) on sale and disposal of fixed assets .....................        (92)   |         (17)   |          5
       Loss (gain) on foreign exchange ......................................       (378)   |        (227)   |        263
Change in operating assets and liabilities:                                                 |                |
       Accounts receivable ..................................................    (14,937)   |     (14,675)   |     14,660
       Inventories ..........................................................     (2,193)   |         976    |     (7,026)
       Prepaid expenses and other assets ....................................        112    |       1,835    |        816
       Accounts payable and accrued liabilities .............................        955    |      (9,441)   |     (1,210)
       Net effect of discontinued operations ................................               |                |        189
                                                                                ------------|----------------|-------------
           Net cash (used in) provided by operating activities ..............     (4,598)   |      (7,103)   |      7,434
                                                                                ------------|----------------|-------------
INVESTING ACTIVITIES:                                                                       |                |
       Proceeds from sale of subsidiary, net ................................               |       1,831    |
       Purchases of fixed assets ............................................     (1,486)   |        (619)   |       (285)
       Proceeds from sales of fixed assets ..................................        110    |         338    |         73
                                                                                ------------|----------------|-------------
           Net cash (used in) provided by investing activities...............     (1,376)   |       1,550    |       (212)
                                                                                ------------|----------------|-------------
FINANCING ACTIVITIES:                                                                       |                |
       Proceeds from borrowings, net ........................................     16,184    |       3,966    |
       Principal payments on debt ...........................................    (32,716)   |      (2,311)   |        (89)
       Proceeds from long-term debt .........................................     15,000    |                |
       Exercise of warrants .................................................          8    |                |
       Deferred financing costs .............................................        (90)   |                |     (2,146)
       Liabilities subject to compromise ....................................               |                |    (36,098)
                                                                                ------------|----------------|-------------
           Net cash (used in) provided by financing activities .................  (1,614)   |       1,655    |    (38,333)
                                                                                ------------|----------------|-------------
Effects of foreign exchange rate changes on cash ............................        (77)   |         (60)   |        (22)
                                                                                ------------|----------------|-------------
Decrease in cash ............................................................     (7,665)   |      (3,958)   |    (31,133)
Cash and cash equivalents at beginning of period ............................      8,051    |       4,456    |     35,589
                                                                                ------------|----------------|-------------
Cash and cash equivalents at end of period ..................................   $    386    |    $    498    |   $  4,456
                                                                                ===========================================


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

B. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements appearing in this quarterly report have been prepared on a basis consistent with the annual financial statements of SLM and its subsidiaries (collectively, the "Company"). SLM and six of its subsidiaries (collectively, "Old SLM") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Filing") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on October 24, 1995 (the "Petition Date"). On September 12, 1996, Old SLM filed a Chapter 11 Plan of Reorganization and on November 13, 1996, Old SLM filed a First Amended Chapter 11 Plan of Reorganization as amended from time to time (the "Reorganization Plan") with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan which became effective on April 11, 1997 (the "Effective Date") and Old SLM emerged from bankruptcy ("New SLM") (see Notes 2 and 13). The financial statements for periods preceding the Effective Date do not include any adjustments which resulted from the Reorganization Plan. The Reorganization Plan had a significant impact on the financial statements of New SLM and the Company accounted for such Reorganization Plan using "fresh-start" reporting
(see Note 13).

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

C. ACCOUNTING PRONOUNCEMENTS:

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires reporting, most notably, adjustments arising from foreign currency translation adjustments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 will require additional information about industry segments. The Company will adopt the provisions of SFAS 131 for fiscal year end 1998.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years

                             SLM INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


beginning after June 15, 1999. The Company is currently evaluating the impact of SFAS 133 on its Consolidated Financial Statements.

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

o Old SLM's unsecured creditors received 4,030,000 shares of New Common Stock representing, at the time of issuance, 62.0% of the ownership of New SLM, subject to dilution upon the exercise of warrants distributed to equity security holders and stock options which have been or may be issued to New SLM's officers and key personnel (up to 15.0% of the New Common Stock at varying exercise prices), in exchange for approximately $120,000 of unsecured indebtedness. For purposes of the Reorganization Plan, the New Common Stock was valued at approximately $10.16 per share.

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

Liabilities subject to compromise under reorganization proceedings consist of priority claims, the repayment of which the Company is required to prioritize under bankruptcy law, which are comprised principally of income and property tax claims. At September 26, 1998, December 31, 1997 and September 27, 1997, priority claims of $1,130, $1,130 and $2,130, respectively, remain subject to resolution with the Bankruptcy Court.

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

                             SLM INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


6. CHAPTER 11 AND DEBT RELATED FEES

As a result of the Company's Filing, Old SLM's continuing operations incurred significant legal and professional fees totaling $1,243 for January 1 through April 11, 1997. These fees include the cost of the Company's legal counselors, financial advisors and consultants, as well as those of its bankers, senior noteholders and creditors. The Chapter 11 and debt related fees for January 1 through April 11, 1997 are net of $500 of interest earned on accumulated cash resulting from the Filing. These costs are included as Chapter 11 and debt related fees in the Unaudited Consolidated Statements of Operations.

7. EQUITY TRANSACTIONS

As of the Effective Date, New SLM has 15,000,000 shares of New Common Stock authorized. In addition, in April 1997, New SLM issued 300,000 5-year warrants to Old SLM's shareholders to purchase an aggregate of 300,000 shares of New Common Stock at an exercise price of $16.92 per share. During the nine months ended September 26, 1998, New SLM issued 507 shares of New Common Stock with respect to the exercise of warrants. At September 26, 1998, 6,500,507 shares of New Common Stock were issued and outstanding.

8. INVENTORIES

Net inventories consist of:
                                 Sept. 26, 1998   Dec. 31, 1997   Sept. 27, 1997
                                 --------------   -------------   --------------
Finished products .............     $22,718          $20,894          $26,098
Work in process ...............       1,817            1,561            1,597
Raw materials and supplies ....       5,097            6,020            5,746
                                    -------          -------          -------
                                    $29,632          $28,475          $33,441
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

Borrowings under the New Credit Agreements bear interest at an alternate base rate per annum or at an interest rate based on LIBOR plus 1-3/4% per annum on U.S. revolving credit loans, at Chase Canada's prime rate or at an alternate base rate per annum on Canadian revolving credit loans, and at an alternate base rate plus 1/4% per annum or at an interest rate based on LIBOR plus 2% per annum on the New Term Loan. Under the New Term Loan, interest is payable on a monthly basis and principal is payable in quarterly installments of $625 through April 2000, beginning in April 1998. In addition, the Company is charged a quarterly commitment fee of up to 3/8 of 1% on the unused portion of the revolving credit loans under the New Credit Agreements and certain other fees.

                             SLM INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


Borrowings under the New Credit Agreements are guaranteed by certain subsidiaries and are collateralized by substantially all of the assets (including, without limitation, accounts receivable, inventory and the stock of certain subsidiaries) of the Company, the U.S. Subsidiaries and the Company's other subsidiaries which are guarantors. Borrowings under the New Canadian Credit Agreement are further collateralized by a letter of credit amounting to $12,500 at September 26, 1998. Total amounts outstanding under the New Credit Agreements and the Credit Agreements were $30,349, $1,790 and $10,941 at September 26, 1998, December 31, 1997 and September 27, 1997, respectively.

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

                                            1998       |       1998       |       1997       |       1997
                                        ------------   |   ------------   |   ------------   |   ------------
                                        For the three  |   For the nine   |   For the three  |     April 12
                                        months ended   |   months ended   |   months ended   |     through
                                        September 26   |   September 26   |   September 27   |   September 27
                                        ------------   |   ------------   |   ------------   |   ------------
                                                       |                  |                  |
                                                       |                  |                  |
Net income ..........................    $    6,053    |   $    1,956     |   $    1,518     |   $    2,356
                                        ===============|==================|==================|==============
Weighted average common shares                         |                  |                  |
  outstanding (Basic) ...............     6,500,507    |    6,500,484     |    6,500,000     |    6,500,000
Common equivalent shares (a) ........       620,158    |      620,158     |      536,510     |      312,296
                                        ---------------|------------------|------------------|--------------
Total weighted average common and                      |                  |                  |
  common equivalent shares                             |                  |                  |
  outstanding (Diluted) .............     7,120,665    |    7,120,642     |    7,036,510     |    6,812,296
                                        ===============|==================|==================|==============
Basic net income per share ..........    $     0.93    |   $     0.30     |   $     0.23     |   $     0.36
                                        ===============|==================|==================|==============
Diluted net income per share ........    $     0.85    |   $     0.27     |   $     0.22     |   $     0.35
                                        ====================================================================


(a)  Common stock equivalents, warrants and stock options, are included when dilutive. As required by Statement of Financial Accounting Standards No. 128, the Company used the average market price during the periods in determining common equivalent shares. The Company's stock had extremely limited or no trading volume during the periods.


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

In 1992, T. Copeland & Sons, Inc. ("Copeland") the owner of a property adjacent to Maska's manufacturing facility in Bradford, Vermont, filed an action in Vermont Superior Court alleging that its property has been contaminated as a result of the Company's manufacturing activities and seeking compensatory and punitive damages under the Vermont Groundwater Protection Law and various common law theories. In June 1995, Maska settled this action for $1,000 cash, paid in July 1995, and a $6,000 promissory note. Under the Reorganization Plan, Copeland received a distribution of shares of New SLM's New Common Stock to satisfy the note. Copeland asserted the right to recover from the Company the difference between the aggregate value of the New Common Stock and the amount of the promissory note. In October 1998, the Bankruptcy Court disallowed Copeland's claim to recover this difference. No appeal has yet been filed.

Maska commenced an action in the United States District Court for the District of Vermont (the "Vermont District Court") entitled Maska U.S. Inc. V. Kansa, et al., Doc. No. 1:93-CV-309 against its liability insurers seeking coverage for environmental cleanup costs arising out of claims brought by the State of Vermont and Copeland for their failure to defend or to indemnify Maska with respect to these claims. Maska reached settlements with three of the liability insurers prior to trial. In September 1998, the Company received $4,950 from these liability insurers and included this income, net of $711 of related professional fees, as Other income in the Unaudited Consolidated Statements of Operations. The trial against three remaining liability insurers resulted in a jury verdict, in July 1998, in Maska's favor in the amount of $9,151. The jury verdict compensated Maska for its costs to defend itself against the claims and to clean up the soil and groundwater around its property. In October 1998, appeals were filed by the two of the remaining liability insurers in the United States Court of Appeals for the Second Circuit. Those appeals are pending. The Company will continue to account for the verdict and settlements in its financial statements when realized.

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

12. SUBSEQUENT EVENT

During October 1998, the Company entered into a definitive agreement to acquire all of the outstanding shares of Sports Holding Corp. and its subsidiaries (collectively, "SHC") for total consideration of approximately $98,750. SHC is a manufacturer, distributor and marketer of ice and roller hockey products, including protective equipment and hockey sticks sold under the JOFA(R), KOHO(R), TITAN(R), CANADIEN(TM) and HEATON(R) brand names. The acquisition is expected to be financed by the issuance of 12,500 shares of new preferred stock and the incurrence of new long-term debt.

13. FRESH-START REPORTING

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

The following Unaudited Pro Forma Condensed Consolidated Statement of Operations for the nine months ended September 27, 1997 has been prepared giving effect to the consummation of the Reorganization Plan, including the implementation of fresh-start reporting, as if consummation had occurred on January 1, 1997. Due to the Reorganization Plan and implementation of fresh-start reporting, financial statements effective April 12, 1997 for New SLM are not comparable to financial statements prior to that date for Old SLM. However, for presentation of this statement, results for the nine months ended September 27, 1997 are shown under the caption "Total Before Adjustments". The adjustments which give effect to the events that are directly attributable and expected to have a continuing impact on New SLM and which are set forth under the caption "Adjustments" reflect the implementation of the Reorganization Plan and the adoption of fresh-start reporting as if they had occurred on January 1, 1997.

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                  For the nine months ended September 27, 1997
                           (Unaudited) (in thousands)


                                            Total Before
                                             Adjustments  Adjustments  Pro Forma
                                             -----------  -----------  ---------

Net sales ..................................   $92,312    $             $92,312
                                               -------    --------      -------
Operating income ...........................       676       5,608 (a)    6,284

Chapter 11 and debt related fees ...........     1,243      (1,243)(b)

Other expense, net .........................       270         210 (c)      480

Interest expense ...........................     2,617       1,464 (d)    4,081
                                               -------    --------      -------
(Loss) income before income taxes and
   extraordinary gain on discharge of debt..    (3,454)      5,177        1,723

Income taxes ...............................     3,876       1,856 (e)    5,732
                                               -------    --------      -------
(Loss) income before extraordinary gain
  on discharge of debt .....................    (7,330)      3,321       (4,009)

Extraordinary gain on discharge of debt ....    58,726     (58,726)(f)
                                               -------    --------      -------
Net income (loss) ..........................   $51,396    $(55,405)     $(4,009)
                                               =======    ========      =======


The following is a brief description of the adjustments made in preparing the Unaudited Pro Forma Condensed Consolidated Statement of Operations.

(a) To reflect adjustments of $6,315 for restructuring charges, net of $707 for amortization of the intangible associated with fresh-start reporting.

(b) To reflect adjustments for costs incurred by Old SLM outside of its continuing operations.

(c) To reflect amortization of the deferred financing costs associated with New SLM's new credit facilities.

(d) To reflect incremental interest expense associated with New SLM's new credit facilities and Senior Secured Notes.

(e)  To reflect income taxes associated with adjustments.

(f)  To reflect adjustments for extraordinary gain on discharge of debt.

                             SLM INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION


On October 24, 1995, SLM International, Inc. ("SLM") and six of its subsidiaries (collectively, "Old SLM") filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. SLM and those subsidiaries chose to seek court protection from creditors in order to conduct their operations while preparing a reorganization plan. On September 12, 1996, Old SLM filed a Chapter 11 Plan of Reorganization and, on November 13, 1996, Old SLM filed a First Amended Chapter 11 Plan of Reorganization, as amended from time to time, with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan which became effective on April 11, 1997 and Old SLM emerged from bankruptcy ("New SLM"). Disruptions that occurred prior to and which may have been caused by the Filing affected the Company's operating performance for a given period and continued to affect the Company's results after its emergence from bankruptcy.

Financial comparisons herein are based on the results of New SLM for the nine and three months ended September 26, 1998 as compared to the combined results of New SLM and Old SLM for the nine months ended September 27, 1997 and New SLM for the three months ended September 27, 1997.

CAUTIONARY STATEMENTS

The Company's business is seasonal. The seasonality of the Company's business affects net sales and borrowings under the Company's credit agreements among others. Traditional quarterly fluctuations in the Company's business may vary in the future depending upon, among other things, changes in order cycles and product mix.

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, general economic conditions, customers and competition. The Company does not intend to update these forward-looking statements.

SELECTED FINANCIAL DATA

The following discussion provides an assessment of the Company's results of continuing operations, financial condition and liquidity and capital resources, and should be read in conjunction with the Unaudited Consolidated Financial Statements of the Company and Notes thereto included elsewhere herein. (All references to "Note(s)" refer to the Notes to Unaudited Consolidated Financial Statements.) The Unaudited Pro Forma Condensed Consolidated Statement of Operations for the nine months ended September 27, 1997 giving effect to the consummation of the Reorganization Plan, including the implementation of fresh-start reporting, as if consummation had occurred on January 1, 1997 is provided on page 11 of this Form 10-Q.



                                               SLM INTERNATIONAL, INC.

                                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                 SLM INTERNATIONAL, INC.

                                      COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                                      (In thousands)

                                                         For the Three Months Ended         For the Nine Months Ended
                                                      -------------------------------    --------------------------------
                                                                                                              Combined
                                                      Sept. 26, 1998   Sept. 27, 1997    Sept. 26, 1998    Sept. 27, 1997
                                                      --------------   --------------    --------------    --------------
Net sales .........................................       $33,795         $38,696            $76,074           $92,312
Cost of goods sold ................................        19,486          22,886             45,190            55,804
                                                          -------         -------            -------           -------
     Gross profit .................................        14,309          15,810             30,884            36,508
Selling, general and administrative expenses ......         8,694           9,659             26,405            28,409
Amortization of excess reorganization value .......           603             580              1,829             1,108
Restructuring charges .............................                                                              6,315
                                                          -------         -------            -------           -------
     Operating  income ............................         5,012           5,571              2,650               676
Chapter 11 and debt related fees ..................                                                              1,243
Other (income) expense, net .......................        (4,032)            173             (4,026)              270
Interest expense ..................................           686           1,403              2,369             2,617
                                                          -------         -------            -------           -------
     Income (loss) before income taxes and
       extraordinary gain on discharge of debt ....         8,358           3,995              4,307            (3,454)
Income taxes ......................................         2,305           2,477              2,351             3,876
                                                          -------         -------            -------           -------
     Income (loss) before extraordinary gain on
       discharge of debt ..........................         6,053           1,518              1,956            (7,330)
Extraordinary gain on discharge of debt ...........                                                             58,726
                                                          -------         -------            -------           -------
Net  income .......................................       $ 6,053         $ 1,518            $ 1,956           $51,396
                                                          =======         =======            =======           =======

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS AND
THE THREE MONTHS ENDED SEPTEMBER 26, 1998

1998 COMPARED TO 1997

Net sales decreased 17.6% to $76.1 million in the nine months ended September 26, 1998, as compared to $92.3 million in the nine months ended September 27, 1997. The decline in sales resulted primarily from continued softness of the inline skate market, including the Company's decision to exit the recreational inline skate market, the continued softness in the licensed sports apparel industry, and in licensed hockey apparel in particular, the unfavorable exchange rates for the Canadian dollar in comparison to 1997 and a severe ice storm that struck the north eastern parts of North America in January 1998, paralyzing businesses throughout the affected regions including the Company's Quebec operations during January and part of February 1998. In addition, sales of discontinued inventory were significantly below 1997 levels as the Company reduced its excess inventory during 1997. Finally, net sales in 1997 included $1.2 million of sales from Mitchel & King Skates Limited which was sold in May 1997. Net sales decreased 12.7% to $33.8 million in the three months ended September 26, 1998 as compared to $38.7 million in the three months ended September 27, 1997. The decline in sales resulted primarily from the unfavorable exchange rates for the Canadian dollar in comparison to 1997, the continued softness in the licensed sports apparel industry and increased amounts of deeply discounted merchandise offerred by other manufacturers.

Gross profit for the nine months ended September 26, 1998 was $30.9 million compared to $36.5 million in 1997, a decrease of 15.4%. Measured as a percentage of net sales, gross profit margins increased to 40.6% in 1998 from 39.5% in 1997. Gross profit for the three months ended September 26, 1998 was $14.3 million compared to $15.8 million for 1997, a decrease of 9.5%. Measured as a percentage of net sales, gross profit margins increased to 42.3%

                             SLM INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


in 1998 from 40.9% in 1997. The higher gross profit margins were the result of favorable product mix and reduced sales of discontinued inventory at lower gross margins. The decrease in gross profit resulted primarily from the decreased net sales noted above, and offset in part, by the improved gross profit margins.

For the nine months ended September 26, 1998, selling, general and administrative expenses decreased 7.1% to $26.4 million from $28.4 million in 1997. Measured as a percentage of net sales, these expenses were 34.7% in 1998 versus 30.8% in 1997. Selling, general and administrative expenses decreased due to generally lower operating expenses resulting from the Company's restructuring efforts, and lower variable expenses associated with the decline in sales mentioned above offset in part by increased advertising costs which are expected to have a favorable future impact. For the three months ended September 26, 1998, selling, general and administrative expenses decreased 10.0% to $8.7 million from $9.7 million in the same period in 1997 due to the factors noted above. Measured as a percentage of net sales, these expenses increased to 25.7% from 25.0%.

Effective April 12, 1997, the Company began amortizing its excess reorganization value which was established in accordance with fresh-start reporting. This non-cash amortization amounted to $1.8 million and $1.1 million in the nine months ended September 26, 1998 and September 27, 1997, respectively. This amortization approximated $0.6 million for both the three months ended September 26, 1998 and September 27, 1997.

During the nine months ended September 27, 1997, the Company recorded restructuring charges of $6.3 million relating to the downsizing of its manufacturing and distribution operations. These costs consisted primarily of lease cancellation costs ($2.3 million) at its Peterborough, N.H. and Beauport, Quebec facilities, impairment of fixed assets ($1.7 million), principally leasehold improvements at its Peterborough, N.H. facility, and severance and employee costs associated with the shutdown of three of the Company's manufacturing facilities, and are included in Restructuring Charges in the Unaudited Consolidated Statements of Operations.

Operating income for the nine months ended September 26, 1998 was $4.5 million compared to $8.1 million for the nine months ended September 27, 1997, excluding the amortization of excess reorganization value and restructuring charges. Including the amortization of excess reorganization value and restructuring charges, the operating income was $2.7 million for the nine months ended September 26, 1998, compared to $0.7 million for the nine months ended September 27, 1997. Operating income for the three months ended September 26, 1998 was $5.0 million compared to $5.6 million for the same period in 1997.

As a result of Old SLM's Chapter 11 Filing, the Company incurred significant legal and professional fees totaling $1.2 million during the nine months ended September 27, 1997. These fees include the cost of the Company's legal counselors, financial advisors and consultants, as well as those of its bankers, senior noteholders and creditors. These costs, which represent approximately 17.0% of the Company's (loss) before extraordinary gain on discharge of debt for the nine months ended September 27, 1997, are included as Chapter 11 and Debt Related Fees in the Unaudited Consolidated Statements of Operations.

The Company received $5.0 million in September 1998 as proceeds from settlements against three of its liability insurers relative to an action against these insurers (see Note 11A). Other income for the nine and three months ended September 26, 1998 include this $5.0 million of income, net of $0.7 million of related professional fees.

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

Interest expense approximated $2.4 million and $0.7 million for the nine and three months ended September 26, 1998 and $2.6 million and $1.4 million for the nine and three months ended September 27, 1997. The nine months ended September 26, 1998 includes a pre-payment charge of $0.3 million associated with the redemption of the Senior Secured Notes in March 1998 (see Note 9).

Income taxes approximated $2.5 million and $2.3 million for the nine and three months ended September 26, 1998 and $3.8 million and $2.4 million for the nine and three months ended September 27, 1997. Fresh-start reporting requires the Company to report a provision in lieu of income taxes when there is a book taxable income and utilization of a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward and other deferred tax assets would eliminate the related federal income tax payable. The amount of income tax provision which has been used to reduce the

                             SLM INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


reorganizational value in excess of amounts allocable to identifiable assets has been reflected as a provision in lieu of income taxes in the Company's Unaudited Consolidated Statements of Operations.

The Company's income before extraordinary gain on discharge of debt for the nine months ended September 26, 1998 was $2.0 million compared to a loss of $7.3 million in the comparable prior year period. For the three months ended September 26, 1998, the income was $6.1 million compared to $1.5 million for the three months ended September 27, 1997.

On April 11, 1997, the Company emerged from bankruptcy and, as a result of its Reorganization Plan and implementation of fresh-start reporting, approximately $58.7 million of its liabilities were forgiven and are included in Extraordinary Gain on Discharge of Debt in the Unaudited Consolidated Statements of Operations.

The Company`s net income for the nine months and three months ended September 26, 1998 was $2.0 million and $6.1 million, respectively, compared to $51.4 million and $1.5 million in the comparable prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

Management expects to finance the Company's working capital and capital expenditures requirements through cash generated by its operations and through its new credit facilities (these facilities were amended in March 1998, see Note
9). On the Effective Date of the Reorganization Plan, the Company and two of its U.S. subsidiaries, Maska U.S., Inc. and #1 Apparel, Inc., entered into a Credit Agreement (the "U.S. Credit Agreement") with the lenders referred to therein and The Chase Manhattan Bank, as Agent ("Chase"). Simultaneously, one of the Company's Canadian subsidiaries, Sport Maska Inc., entered into a Credit Agreement (the "Canadian Credit Agreement" and, together with the U.S. Credit Agreement, the "Credit Agreements") with The Chase Manhattan Bank of Canada ("Chase Canada"). The maximum amount of loans and letters of credit that could be outstanding under the Credit Agreements was $74.0 million. Total amounts outstanding under the Credit Agreements were $1.8 million and $10.9 million at December 31, 1997 and September 27, 1997, respectively. In addition, on April 11, 1997 the Company issued $29.5 million principal amount of 14% Senior Secured Notes due April 11, 2004 (the "Senior Secured Notes"), pursuant to an Indenture with the Bank of New York, as trustee.

During March 1998, the Company amended its Credit Agreements (the "New Credit Agreements") to take advantage of its improved borrowing capacity. The maximum amount of loans that may be outstanding under the New Credit Agreements is $60.0 million, consisting of $45.0 million revolving credit loans (subject to collateral availability) and a $15.0 million term loan ("New Term Loan"). In completing the amendments the Company redeemed, in full, its Senior Secured Notes and all amounts outstanding under the term loan under its U.S. Credit Agreement. The redemptions were effected by the New Credit Agreements (revolving credit loan and term loan borrowings) and use of the Company's cash on hand. Total amounts outstanding under the New Credit Agreements were $30.3 million at September 26, 1998. (See Note 9).

The Company's financing requirements for long-term growth, future capital expenditures and debt service are expected to be met through cash generated by its operations, borrowings under its New Credit Facilities the issuance of preferred stock and additional debt instruments. During the nine months ended September 26, 1998, the Company's operations used $4.6 million of cash from its operations as compared to $0.3 million provided by operations in 1997. The Company's cash used in operations was primarily related to the increase of accounts receivables that should become cash before the end of the year. The Company had net income of $2.0 million for the nine months ended September 26, 1998 compared to a loss of $7.3 million, exclusive of the extraordinary gain on discharge of debt, in 1997; however, the 1997 cash impact was mitigated due to non-cash provisions for receivables, inventory and certain restructuring charges. Income before interest, taxes, depreciation, amortization, restructuring charges and Chapter 11 and debt related fees (EBITDA) was $10.9 million for the nine months ended September 26, 1998 compared to $10.1 million in 1997.

Net cash used in investing activities during the nine months ended September 26, 1998 of $1.4 million consisted primarily of purchases of fixed assets. Net cash flows provided by investing activities of $1.3 million during the nine months ended September 27, 1997 included $1.8 million of proceeds from the sale of one of the Company's subsidiaries, offset, in part, by $0.9 million of purchases of fixed assets.

Net cash flows used in financing activities during the nine months ended September 26, 1998 and September 27, 1997 were approximately $1.6 million and $36.7 million, respectively. The use of cash in 1998 resulted primarily from principal payments on debt ($32.7 million) including the redemption of the Senior Secured Notes ($29.5

                             SLM INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


million) and the term loan under the U.S. Credit Agreement ($1.4 million), offset in part by borrowings under the Company's New Credit Agreements for the redemption of its long-term debt. Net cash flows used in financing activities during the nine months ended September 27, 1997 of $36.7 million, consisted primarily of payments to creditors on the Effective Date to satisfy claims ($36.1 million), costs incurred to secure new debt facilities ($2.1 million), principal payments on debt ($2.4 million) including payment on the term loan under the U.S. Credit Agreement and offset in part by borrowings under the Company's Credit Agreements ($4.0 million) for its short-term working capital requirements.

The Company follows the customary practice in the sporting goods industry of offering extended payment terms to creditworthy customers on qualified orders. The Company's working capital requirements generally peak in the third and fourth quarters as it builds inventory and makes shipments under these extended payment terms.

SUBSEQUENT EVENT

During October 1998, the Company entered into a definitive agreement to acquire all of the outstanding shares of Sports Holding Corp. and its subsidiaries (collectively, "SHC") for total consideration of approximately $98.8 million. SHC is a manufacturer, distributor and marketer of ice and roller hockey products, including protective equipment and hockey sticks sold under the JOFA(R), KOHO(R), TITAN(R), CANADIEN(TM) and HEATON(R) brand names. The acquisition is expected to be financed with the issuance of 12,500 shares of new preferred stock and the incurrence of new long-term debt.

YEAR 2000 CONVERSION

The Company recognizes the need to ensure that its systems, applications and hardware will recognize and process transactions for the year 2000 and beyond. The Company, in its continuing efforts to increase efficiency and improve operations, initiated information system modifications. The information system modifications include, but are not limited to, Year 2000 compliance programs to ensure that all systems and key processes will function properly with respect to dates related to the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues when their systems interface with the Company's systems or may otherwise impact operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems.

The Company's information system modification objectives, which includes the Year 2000 issues, are being managed by experienced internal professionals and are expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems and by monitoring supplier and other third party interfaces. The Company believes that it will be able to achieve year 2000 compliance by the end of 1999. While the Company believes its plans are adequate to address its Year 2000 concerns, many factors could affect its ultimate success including, but not limited to, the continued availability of outside resources and adequate financing. The Company has not incurred significant separately identifiable costs related to year 2000 issues through September 26, 1998 and does not expect to incur significant additional costs in order to become year 2000 compliant. The time and cost estimates are based on currently available information. The results could differ materially from those anticipated subject to uncertainties regarding the availability of resources and the remediation success of the Company's suppliers and customers among others.

                             SLM INTERNATIONAL, INC.


                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        Reference is made to Note 11 of Notes to Unaudited Consolidated Financial Statements included in Part I of this report.


ITEM 2. CHANGES IN SECURITIES.

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.


ITEM 5. OTHER INFORMATION.

        Effective August 1998, Douglas W. Rotatori resigned as director of the Company. Effective August 1998, Greg S. Feldman was appointed to the Board of Directors to fill the vacancy caused by such resignation.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

            27.1   Financial Data Schedule.

        (b) Reports on Form 8-K:

             (i) On July 31, 1998 the Company filed a Form 8-K with respect to the Company's wholly-owned subsidiary, Maska U.S., Inc. ("Maska") obtaining a favorable jury verdict in a case that Maska brought against several insurance companies to recover environmental expenses and damages.

            (ii) On October 13, 1998 the Company filed a Form 8-K with respect to the Company entering into an agreement to acquire all of the outstanding shares of Sports Holdings Corp. and its subsidiaries.

                             SLM INTERNATIONAL, INC.


                                   SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SLM INTERNATIONAL, INC.
                                         (Registrant)


                                       By: /s/ RUSSELL J. DAVID
                                           ----------------------------------
                                           Name:  Russell J. David
                                           Title: Senior Vice-President, Finance
                                                  (Principal Financial and
                                                  Accounting Officer)


Date: November 13, 1998