Form 10-K
period 1998-12-31
HOCKEY CO
filed 1999-04-15
CIK 880036

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission file number 0-19596

                               THE HOCKEY COMPANY
                       (Formerly SLM INTERNATIONAL, INC.)
             (Exact name of registrant as specified in its charter)

           Delaware                                    13-36-32297
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

c/o Maska U.S., Inc., 929 Harvest Lane, P.O. Box 1200, Williston, VT    05495
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (802) 872-4226

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock,
                                 Par Value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1999 has not been determined due to the extremely limited trading volume in the Registrant's Common Stock; however, 658,500 shares of the voting stock were held by non-affiliates of the registrant on March 26, 1999.

As of March 26, 1999, 6,500,507 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

                       Documents Incorporated By Reference

Items 10, 11, 12 and 13 are incorporated by reference to The Hockey Company Proxy Statement for the 1999 Annual Meeting of Stockholders to be held in June 1999 into Part III of this Form 10-K. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.     Business...........................................................1

Item 2.     Properties.........................................................5

Item 3.     Legal Proceedings..................................................6

Item 4.     Submission of Matters to a Vote of Security Holders................8

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters............................................................8

Item 6.     Selected Financial Data............................................8

Item 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................11

Item 8.     Financial Statements and Supplementary Data.......................20

Item 9.     Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure............................................61

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant................62

Item 11.    Executive Compensation............................................62

Item 12.    Security Ownership of Certain Beneficial Owners and Management....62

Item 13.    Certain Relationships and Related Transactions....................62

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
              Form 8-K...................................................63 - 67

                                     PART I

Item 1. Business

Overview

The Hockey Company ("THC" or the "Company") was incorporated in September 1991 and reorganized in April 1997.

On January 31, 1999, the Board of Directors of THC adopted an amendment to the Company's Certificate of Incorporation by unanimous written consent to change the name of the Company from SLM International, Inc. to The Hockey Company. The amendment was filed with the Secretary of State of the State of Delaware on February 9, 1999.

The operations of THC and its subsidiaries (collectively, the "Company") include the design, development, manufacturing and marketing of a broad range of sporting goods. The Company manufactures hockey and hockey related products, including hockey uniforms, hockey sticks, protective equipment, hockey, figure and inline skates and street hockey products, marketed under the CCM(R), Koho(R), Jofa(R), Titan(R), Canadien(R) and Heaton(R) brand names, and private label brands and licensed sports apparel under the CCM(R), and #1 Apparel(TM) names.

The Company sells its products worldwide to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors. The Company manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally.

Reorganization Case

THC and six of its subsidiaries (collectively, "Old THC") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Filing") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on October 24, 1995 (the "Petition Date"). The Bankruptcy Court entered an order authorizing the joint administration of Old THC's Chapter 11 cases (the "Chapter 11 Cases"). On September 12, 1996, Old THC filed a Chapter 11 Plan of Reorganization and on November 13, 1996, Old THC filed a First Amended Chapter 11 Plan of Reorganization, as amended from time to time (the "Reorganization Plan"), with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan which became effective on April 11, 1997 (the "Effective Date") and Old THC emerged from bankruptcy ("New THC"). See Note 2b) to the Notes to Consolidated Financial Statements, page 38.

Fresh-Start Accounting

In connection with the emergence from bankruptcy, the Company adopted fresh-start reporting, as of April 11, 1997, in accordance with the requirements of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). See Note 21 to the Notes to Consolidated Financial Statements, page 56.

Operations

Industry Background

The worldwide hockey equipment market is estimated at approximately $500 million and is divided into the following segments:

Ice hockey skates                       $160 Million (33%)
Protective equipment                    $140 Million (27%)
Hockey sticks                           $120 Million (23%)
Goaltender's equipment                  $ 30 Million ( 6%)
Roller hockey skates                    $ 50 Million (11%)

The NHL(R) licensed business represents approximately $1.2 billion of the estimated $4 billion North American licensed business. Approximately 58% or $700 million of the NHL(R) licensed sales consists of apparel.

Strategy

The Company's strategy with respect to hockey products is to maximize the visibility of its brand names in the NHL(R) and other professional and amateur hockey leagues. This strategy is based upon the Company's belief that the high visibility of its brand names leads to greater retail sales of its hockey products. The Company's brands appear on players' helmets, jerseys, pants, gloves, skates, sticks and goaltenders' equipment. Unlike some of its competitors, the Company has pursued a strategy of a limited number of player endorsees, and enhancing its relationships with the major hockey leagues.

Hockey Skates

The Company markets a range of hockey and figure skates from professional caliber premium hockey skates to popular priced figure and recreational hockey skates. Most of these products, including the TACKS(R) line of premium hockey skates, are sold under the CCM(R) brand. The Company estimates that during the 1998-1999 season more than 35% of NHL(R) players are wearing its hockey skates. The Company also manufactures private label skates using specific retailers' brand names, as well as the CCM(R), Koho(R) and Jofa(R) brands. The Company believes that it was the second largest manufacturer of hockey and figure skates in North America in 1998, based on units sold.

Protective Equipment

The Company manufactures and markets a complete line of hockey helmets, pants, shin pads, shoulder pads, elbow pads and gloves. These products are marketed under the CCM(R), Jofa(R), Koho(R) and Canadien(TM) brand names. The Company estimates that during the 1998-1999 hockey season, more than 50% of NHL(R) players are using its hockey pants, gloves or helmets, and more than 80% are using its shin, shoulder and elbow pads.

Hockey Sticks

The Company manufactures and markets wood-fiberglass hockey sticks and replacement blades under the CCM(R), Heaton(R), Koho(R), Titan(R) and Canadien(TM) brands. The Company estimates that it is the largest hockey stick manufacturer in the world, manufacturing sticks in its facilities in Cowansville and Drummondville, Quebec, Canada, and Forssa, Finland. It has been an innovator in manufacturing technology.

Goaltenders' Equipment

The Company manufactures and markets a complete range of goaltenders' equipment under the Heaton(R) and Koho(R) brands. The product offering includes skates, leg pads, catch mitts, blockers, pants, masks and arm and body protectors. The Company has grown rapidly in this segment, and has become an industry leader.

Sports Apparel

Hockey Apparel. The Company markets a broad range of hockey apparel under the CCM(R) brand, including authentic and replica NHL(R) hockey jerseys for all NHL(R) teams which are sold pursuant to certain license agreements with the NHL(R). The Company also manufactures the authentic jerseys that are used by eight teams in the East Coast Hockey League and most major NCAA hockey teams, as well as many amateur hockey teams in North America. These authentic and replica jerseys are sold primarily through retailers. The Company believes that it is among the world's largest manufacturers of hockey jerseys (authentic, replica and amateur gamewear) based on total dollars and units sold.

#1 Apparel(TM). The Company's #1 Apparel division manufactures and markets a high quality line of baseball style caps, jackets and other casual apparel using its own designs and graphics under licenses from the NHL(R), IHL, AHL, ECHL, major colleges and universities and the NCAA. This division also operates a corporate, premium business, selling to major corporations in North America.

Sales and Marketing

The Company's products are sold throughout the world. In North America, the Company sells to more than 4,000 customers, including independent sporting goods stores, cooperative buying groups, mass merchandisers, sporting goods chains, department stores and wholesalers. Internationally, the Company has selling offices in France, Sweden and Finland and distributors in 28 countries in Europe, South America, Central America, Africa, Australia and the Far East. Sporting goods products are sold to certain large customers by the Company's in-house sales staff, while other accounts are serviced by an extensive network of approximately 90 independent sales representatives. In 1998, no single account represented more than 10% of the Company's consolidated net sales. The Company distributes its products from distribution centers in the United States, Canada, Finland and Sweden.

Retail sales of hockey products are seasonal, with the majority of retail sales occurring in the second and third calendar quarters.

General

Timing of Orders

The timing of orders is largely influenced by the degree of consumer demand for product lines, inventory levels of retailers, marketing strategies, seasonality and overall economic conditions. The major period during which the Company receives its booking orders is January to April.

Trademarks, Patents and Licenses

The principal trademarks used by the Company are listed in the table set forth below. All are owned by the Company except for the "CCM(R)" trademarks which are owned by CCM Holdings (1983) Inc., which in turn is 50% owned by the Company through certain of its subsidiaries. The remaining 50% is owned by an unaffiliated Canadian company. All of the trademarks, including the "CCM(R)" trademark, are exclusive and perpetual for the product categories indicated. All of the trademarks, excluding the "CCM(R)" trademark, are also royalty free. The "CCM(R)" trademark carries a nominal annual fixed fee due to CCM Holdings (1983) Inc. which is not based on sales.

--------------------------------------------------------------------------------
Trademarks              Category

CCM(R) Hockey apparel, ice and roller hockey protective equipment, ice figure and roller hockey skates, ice and roller hockey sticks and related accessories

Canadien(R)             Hockey sticks, protective equipment and related
                        accessories

Heaton(R)               Goalie protective equipment, goaltender sticks and
                        related accessories

Jofa(R) Ice skates and roller hockey sticks, protective equipment and related accessories

Koho(R) Ice and roller hockey skates, protective equipment (including goaltender equipment), ice and roller hockey sticks and related accessories

Titan(R)                Ice hockey sticks and related accessories

# 1 Apparel(TM)         Apparel
--------------------------------------------------------------------------------

The Company's principal license agreements are with National Hockey League Enterprises, L.P. ("NHLE") and the National Hockey League Players Association ("NHLPA"). Under the NHLE agreements the Company has the right to use NHL(R) team logos, names and designs on hockey jerseys, headwear and accessories. Beginning with the 1999-2000 season, the Company has signed a "Center Ice" license agreement with the NHLE allowing it to market t-shirts, golf shirts, workout wear, outerwear & activewear bearing NHL(R) logos, names and designs. The Company also manufactures and markets hockey protective equipment under license from the NHLE. The protective equipment includes two categories, "Center Ice", also referred to as "the official equipment worn by the NHL(R)" in the shoulder, elbow and shinguard categories and "Licensed Equipment", in the same three categories sold at more popular price points and targeted at the youth market.

Under the NHLPA agreements, the Company has the right to use NHL(R) player names and numbers on NHL(R) licensed jerseys.

The NHLE agreements provide the Company with the exclusive right to market and sell a) the authentic jerseys for 10 NHL(R) teams in the 1998-1999 season, and 15 NHL teams beginning with the 1999-2000 season, b) the authentic and replica NHL(R) All-Star game jerseys and c) the authentic and replica practice jerseys. They also provide the non-exclusive right to market and sell replica jerseys, headwear and accessories for all NHL(R) teams.

The NHLE agreements expire on June 30, 2004. The NHLPA agreements expire on June 30, 1999. The Company presently believes that this agreement will be renewed in the ordinary course.

Manufacturing and Sourcing

North America. The Company manufactures and distributes the majority of its products in 12 facilities located in Vermont, Ontario and Quebec. Collectively these facilities have capabilities for knitting, cutting, sewing, embroidery, silk screen printing, injection and vacuum molding, skate and equipment manufacturing, and hockey stick manufacturing.

Foreign. The Company manufactures and distributes some of its products in three facilities in Sweden and Finland. In addition, the Company sources products from China, Hong Kong, Korea, Taiwan, Thailand, the Philippines and the Czech Republic.

The Company currently has one supplier who is responsible for products which are included as components in more than 10% of the Company's consolidated net sales. The Company has mitigated associated risks through retention of title and ownership of the tools and molds used in the process and, if required, could transition the process to other suppliers with no significant effect on the Company's operations.

Research and Product Development

The majority of the Company's products are conceived of and developed at its own facilities, or are developed jointly with third party inventors. The Company operates research and development facilities in St. Jean, Quebec and Malung, Sweden. The employees include designers, engineers and model makers. These facilities include testing equipment, woodworking, spray painting, molding and sculpting capabilities, and have creative services departments which are responsible for packaging, catalogue design and development.

Competition

The sporting goods industry is highly fragmented. The Company competes with numerous companies in team related sporting goods, equipment and sports apparel. The Company is renowned for its high quality and innovative products and provides high levels of service to its customers. The Company competes directly with a number of ice hockey and roller hockey specific vendors. The Company's major competitors are Bauer/Nike/Hockey Inc., Easton Sports, Mission, Sherwood and Vaughn.

In NHL(R) licensed apparel, the Company competes with Starter Inc. and Bauer/Nike/Hockey Inc. through the end of the 1998-1999 season and will compete with Pro Player beginning with the 1999-2000 season.

Employees

As of December 31, 1998, the Company employed approximately 1,800 persons. Approximately 1,575 are employed in Canada, 75 are employed in the United States and the balance are employed abroad. None of the Company's employees in the United States are unionized. Approximately 350 of its employees at its St. Jean, Quebec facility and 75 employees at its Drummondville, Quebec facility are unionized. The collective bargaining agreements with the unions expire in 2001 for Drummondville and in 2003 for St. Jean.

Item 2. Properties

The Company believes that its existing manufacturing and distribution facilities have sufficient capacity to support the Company's business without the need for significant additional or upgraded equipment or capital expenditures. The following table summarizes each of the Company's principal facilities for its operations.

===============================================================================================================
                                                                                        Approximate      Lease/
Location                   Use                                                          Square Feet      Own
---------------------------------------------------------------------------------------------------------------
United States
Bradford, Vermont          U.S. apparel distribution                                         84,000      Own
Georgia, Vermont           Cross-dock and warehouse                                          16,500      Lease
Williston, Vermont         U.S. hardgoods distribution center, executive and                 70,000      Lease
                           administrative offices

Canada
Cowansville, Quebec        Hockey stick manufacturing                                        45,533      Own
Drummondville, Quebec      Hockey stick manufacturing                                        65,837      Own
Lachine, Quebec            Administrative offices and distribution center                    68,461      Lease
St. Jean, Quebec           Hockey equipment and skate manufacturing                         138,000      Lease
St. Hyacinthe, Quebec      Hockey apparel, cutting and sewing                                72,000      Lease
St. Hyacinthe, Quebec      Canadian distribution center and administrative offices          200,000      Lease
Cap de la Madeleine,
Quebec                     Hockey apparel sewing
Westmount, Quebec          Executive offices                                                 12,000      Lease
Mt. Forest, Ontario        Apparel manufacturing                                              7,000      Lease
Harrow, Ontario            Goaltender equipment manufacturing                               135,000      Own
                                                                                             15,000      Lease
Europe
Paris, France              European sales office                                              2,000      Lease
Forssa, Finland            Warehouse                                                          2,500      Lease
Tammela, Finland           Hockey stick factory, warehouse and offices                        6,900      Lease
Helsinki, Finland          Sales office                                                         137      Lease
Malung, Sweden             Protective equipment factory, warehouse and offices               11,000      Lease
Fredrikstad, Norway        Office and warehouse                                               1,300      Lease
===============================================================================================================

Item 3. Legal Proceedings

A. Environmental Litigation:

In April 1996, Maska U.S., Inc. ("Maska"), a wholly-owned subsidiary of the Company, and the State of Vermont entered into a consent decree ("Consent Decree") setting forth the terms under which Maska has agreed to remediate specified hazardous materials if, and to the extent, found on its Bradford, Vermont property or caused by Maska. The Consent Decree was approved by the Bankruptcy Court on May 14, 1996 and approved and entered in Vermont Superior Court on June 20, 1996. The Consent Decree is subject to several conditions, including ongoing payment by the Company of certain State of Vermont oversight fees up to a maximum of $60,000 per year. In addition, the Company paid to Vermont a civil penalty of $250,000. Maska undertook an investigation required by the Consent Decree to determine the extent of contamination, the rate of movement and the concentration of the contaminants and developed a Corrective Action Plan ("CAP") which was approved by the Vermont Department of Environmental Conservation in July 1998. The remediation of the property has begun. The estimated cost of remediating the property, as detailed in the CAP, is approximately $2,550. These amounts have and will be paid out over the term of the remediation currently estimated to be 30 years. The Company believes it has accrued sufficient amounts for this matter.

In 1992, T. Copeland & Sons, Inc. ("Copeland"), the owner of a property adjacent to Maska's manufacturing facility in Bradford, Vermont, filed an action in Vermont Superior Court alleging that its property had been contaminated as a result of the Company's manufacturing activities and seeking compensatory and punitive damages under the Vermont Groundwater Protection Law and various common law theories. In June 1995, Maska settled this action for $1,000 cash, paid in July 1995, and a $6,000 promissory note plus certain additional interest and other costs. Under the Reorganization Plan, Copeland received a distribution of shares of New THC's New Common Stock to satisfy the note. Copeland asserted the right to recover from the Company the difference between the aggregate value of the New Common Stock and the amount of the promissory note plus certain additional interest and other costs. In October 1998, the Bankruptcy Court disallowed Copeland's claim to recover this difference. Copeland filed an appeal of this decision which is pending.

Maska commenced an action in the United States District Court for the District of Vermont (the "Vermont District Court") entitled Maska U.S. Inc. v. Kansa, et al., Doc. No. 1:93-CV-309 against its liability insurers seeking coverage for environmental cleanup costs arising out of claims brought by the State of Vermont and Copeland for their failure to defend or to indemnify Maska with respect to these claims. Maska reached settlements with three of the liability insurers prior to trial. In September 1998, the Company received $4,950 from these liability insurers and included this income, net of $829 of related professional fees, as other income in the Consolidated Statements of Operations. The trial against three remaining liability insurers resulted in a jury verdict, in July 1998, in Maska's favor in the amount of $9,151. The jury verdict compensated Maska for its costs to defend itself against the claims and to clean up the soil and groundwater around its property. In October 1998, appeals were filed by two of the remaining liability insurers in the United States Court of Appeals for the Second Circuit. Those appeals are pending. The Company will continue to account for the verdict and settlements in its financial statements when realized.

B. Product Liability Litigation:

The Company is unaware of any personal injury claims for which there is inadequate insurance coverage.

American Home Assurance Company ("American Home") commenced, in 1991, a declaratory judgment action against the Company in the U.S. District Court for the District of Massachusetts ("Massachusetts District Court") in respect of its duty to defend and to indemnify the Company in an action in Quebec Superior Court in Montreal, Canada to recover defense costs related to a personal injury claim filed in 1989. The Company filed a response to the declaratory judgment action and a counterclaim in Quebec Superior Court alleging American Home failed to fulfill its duty to defend the Company. American Home has alleged that it is entitled to payment in full for any amounts it recovers against the Company. These actions have been settled, providing for a net final payment of $25 to American Home and the execution of mutual releases by all involved parties.

C. Other Litigation:

On October 16, 1997, ZMD Sports Investments Inc. and 2938201 Canada Inc., landlords of the Company's properties located in St. Jean, Quebec and St. Hyacinthe, Quebec, brought motions against the Company requiring the Company to undertake certain repairs to the properties for an estimated amount of $630. The Company believes these motions to be without merit.

In October 1997, Sports Holdings Corp., a subsidiary of the Company since November 1998, sold the assets of its ski and snowboard division to Trak Inc. and 3410137 Inc. (collectively, "Trak"). In July 1998, Trak filed a claim against certain of the Company's subsidiaries alleging certain incorrect representations and warranties in the context of this sale. Trak is claiming an amount in excess of $350. The Company believes that this claim is without merit.

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


Item 4. Submission of Matters to a Vote of Security Holders

                                      NONE

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

A. Price Range of Common Stock

Between May 24, 1995 and April 11, 1997, Old THC's common stock ("Old Common Stock") traded on the NASD Electronic Bulletin Board ("EBB") under the symbol "SLMI" (through October 1996) and "SLMIQ" thereafter. Prior to that date, Old THC's Old Common Stock was traded on the NASDAQ Stock Market ("NASDAQ").

On April 11, 1997, the Effective Date of the Company's Plan of Reorganization, Old THC's Old Common Stock was extinguished and the holders of the Old Common Stock received a total of 300,000 five-year warrants (the "Warrants") to purchase an aggregate of 300,000 shares of new common stock ("New Common Stock") at an exercise price of $16.92 per share (subject to adjustments for stock splits, stock dividends, recapitalizations and similar transactions). Each holder of 67 shares of Old Common Stock received one Warrant to purchase, for cash, one share of new common stock, with no fractional warrants issued. On the Effective Date, New THC issued an aggregate of 6,500,000 shares of New Common Stock, $0.01 par value (as adjusted to take account of fractional interests pursuant to the Plan). New THC's New Common Stock and Warrants are quoted on the OTC Bulletin Board under the trade symbols "SLMM-BB" and "SLMMW-BB", respectively. The range of closing prices of the New Common Stock is not provided as there has been a limited amount of trading activity in New THC's New Common Stock.

B. Approximate Number of Equity Security Holders

The approximate number of record holders of New THC's New Common Stock as of March 26, 1999 was 300. The Company did not pay dividends on its Old Common Stock and has no current plans to pay cash dividends on its New Common Stock in the foreseeable future.

Item 6. Selected Financial Data

The selected combined consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The selected consolidated financial data as of and for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 are derived from the consolidated financial statements of the Company. For the presentation of this statement, results for New THC and Old THC have been combined for 1997.

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

                             Years Ended December 31
                        (in thousands, except share data)

                                                                 Combined
                                                 1998 (2)         1997 (1)         1996(1)          1995 (1)         1994 (1)
                                                -----------------------------------------------------------------------------
Income Statement Data:
Net sales                                       $ 110,817        $ 123,754        $ 140,321        $ 160,973        $ 180,806
Cost of goods sold                                 65,026           73,775           92,613          107,266          113,577
                                                -----------------------------------------------------------------------------
Gross profit                                       45,791           49,979           47,708           53,707           67,229
Gross profit margin (%)                              41.3%            40.4%            34.0%            33.4%            37.2%

Selling, general and administrative expenses       35,272           38,237           45,831           59,753           67,031
Amortization of excess reorganization value
  and goodwill                                      2,606            1,712               --               --               --
Restructuring and unusual charges                   1,900            6,315            4,033           15,471               --
                                                -----------------------------------------------------------------------------
Operating income  (loss)                            6,013            3,715           (2,156)         (21,517)             198
Chapter 11 and debt related fees                       --            1,243            7,432           11,195               --
Other  (income) expense, net                       (4,588)             712               27            1,484             (260)
Interest expense                                    4,108            3,922            9,555           17,078            6,713
                                                -----------------------------------------------------------------------------
Income (loss)  from continuing operations
  before income taxes and extraordinary gain
  on discharge of debt                              6,493           (2,162)         (19,170)         (51,274)          (6,255)
Income taxes                                        4,603            4,665             (448)             605              (11)
                                                -----------------------------------------------------------------------------
Income (loss) from continuing operations
  before extraordinary gain on discharge of
  debt                                              1,890           (6,827)         (18,722)         (51,879)          (6,244)
Extraordinary gain on discharge of debt                --           58,726               --               --               --
                                                -----------------------------------------------------------------------------
Income (loss) from continuing operations            1,890        $  51,899        $ (18,722)       $ (51,879)       $  (6,244)
Preferred stock dividend                              190               --               --               --               --
Accretion of preferred stock                           35               --               --               --               --
                                                -----------------------------------------------------------------------------
Income (loss) from continuing operations
  attributable to common stockholders           $   1,665        $  51,899        $ (18,722)       $ (51,879)       $  (6,244)
                                                =============================================================================

Net income per share
  Basic net income per share                          .26
  Diluted net income per share                        .25

Balance Sheet Data:
Working capital (deficit)                       $  51,149        $  45,736        $  50,678        $ 110,088        $ (38,360)
Total assets                                      207,178          118,780          124,925          138,028          192,838
Short-term debt, including, current portion
  of long-term debt, and current portion of
  liabilities subject to compromise under
  reorganization proceedings                        9,702            2,966           45,404              702          173,471
Long-term debt                                     88,568           30,064               --               --               --
Liabilities subject to compromise under
  reorganization proceedings                           --               --          160,164          201,814               --
Stockholders' equity (deficit)                     69,238           68,882          (97,189)         (78,642)          (6,284)
=============================================================================================================================

(1) Common shares and per share data are omitted because, due to the Reorganization Plan and implementation of fresh-start reporting, they are not meaningful.

(2) Effective November 19, 1998, the Company acquired all of the issued and outstanding share capital of Sport Holdings Corp. The results of operations related to this acquisition have been included in these consolidated financial statements from the effective date of acquisition. See Note 2 to the Notes to Consolidated Financial Statements for more information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

See Part I, Item 1 Overview

The following discussion provides an assessment of the Company's results of continuing operations, financial condition and liquidity and capital resources, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere herein. (All references to "Note(s)" refer to the Notes to the Consolidated Financial Statements.) The combined consolidated financial information presented below should be read in conjunction with the Results of Operations included in this Form 10-K. For the presentation of this statement, financial comparisons herein are based on results of New THC for the year ended December 31, 1998, as compared to combined results for New THC and Old THC for the year ended December 31, 1997 and results of Old THC for the year ended December 1996. A Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1997 giving effect to the consummation of the Reorganization Plan, including the implementation of fresh-start reporting, as if consummation had occurred on January 1, 1997 is provided in Note 21 to the Notes to Consolidated Financial Statements on page 56 of this Form 10-K.

Effective November 19, 1998, the Company acquired all of the issued and outstanding share capital of Sports Holdings Corp., a privately held manufacturer and marketer of hockey equipment. The results of operations related to this acquisition have been included in these consolidated financial statements from the effective date of acquisition.

Results of Operations

The Company's results of operations as a percentage of net sales for the periods indicated were as follows:

                                                                         Combined
                                                             1998          1997          1996
                                                           ----------------------------------
      Net sales                                             100.0%        100.0%        100.0%
      Gross profit                                           41.3%         40.4%         34.0%
      Selling, general and administrative expenses           31.8%         30.9%         32.7%
      Amortization of excess reorganization value and         2.4%          1.4%           --
        goodwill
      Restructuring and unusual charges                       1.7%          5.1%          2.9%
      Operating income (loss)                                 5.4%          3.0%         (1.6%)
      Chapter 11 and debt related fees                         --           1.0%          5.3%
      Other (income) expense, net                            (4.1%)         0.6%           --
      Interest expense                                        3.7%          3.1%          6.8%
      Income (Loss) before income taxes and                   5.9%         (1.7%)       (13.7%)
        extraordinary gain on discharge of debt
      Income taxes                                            4.2%          3.8%         (0.4%)
      Income (Loss) before extraordinary gain on
        discharge of debt                                     1.7%         (5.5%)       (13.3%)
      Extraordinary gain on discharge of debt                  --          47.4%           --
      Net income (loss)                                       1.7%         41.9%        (13.3%)

1998 Compared to 1997

Net sales decreased 10.5% to $110.8 million for the year ended December 31, 1998 as compared to $123.8 million in the year ended December 31, 1997. The decline in sales resulted primarily from continued softness of the inline skate market, including the Company's decision to exit the recreational inline skate market, the continued softness in the licensed sports apparel industry, and in licensed hockey apparel in particular, the unfavorable exchange rate for the Canadian dollar in comparison to 1997 and a severe ice storm that struck the north eastern parts of North America in January 1998, paralyzing businesses throughout the affected regions including the Company's Quebec operations during January and part of February 1998. In addition, sales of discontinued inventory were significantly below 1997 levels as the Company significantly reduced its excess inventory during 1997. Also, net sales in 1997 included $1.2 million of sales from Mitchel & King Skates Limited which was sold in May 1997. Helping partially offset this shortfall is the fact that sales from new subsidiaries acquired in November 1998 are included in 1998 sales ($7.2 million).

Gross profit was $45.8 million in 1998 compared to $50.0 million in 1997, a decrease of 8.4%. Measured as a percentage of net sales, gross profit margin increased to 41.3% in 1998 from 40.4% in 1997. These higher gross profit margins were the result of ongoing manufacturing cost reductions due to strategic investments made in plant and equipment during the last two years, favorable product mix and reduced sales of discontinued inventory at lower gross margins. The decrease in gross profit resulted primarily from the decreased net sales noted above, offset in part, by the improved gross profit margins.

For the year ended December 31, 1998, selling, general and administrative expenses decreased 7.6% to $35.3 million compared to $38.2 million in the prior year period. Measured as a percentage of net sales, these expenses were 31.8% in 1998 versus 30.9% in 1997. Selling, general and administrative expenses decreased due to generally lower operating expenses resulting from the Company's restructuring efforts, lower variable expenses associated with the decline in sales mentioned above, a reduction in the allowance for doubtful accounts as a result of a change in estimate related to a major customer offset, in part, by increased advertising costs, which are expected to have a favorable future impact.

The amortization of excess reorganization value and goodwill increased from $1.7 million in 1997 to $2.6 million in 1998. The increase is mainly due to the fact that in 1997, the Company began amortizing its excess reorganization value, which was established in accordance with fresh start reporting, in April 1997. This amortization approximated $2.4 million in 1998 compared to $1.7 million in 1997. The 1998 expense also includes amortization of the goodwill created by the acquisition of Sports Holdings Corp. in November 1998 ($0.2 million).

During the year ended December 31, 1998, the Company recorded restructuring and unusual costs of $1.9 million. These charges are related to severance costs associated with the reorganization of the Company's operations following the acquisition of Sports Holdings Corp. ($1.5 million) and the portion of unrecoverable costs resulting from a severe ice storm that struck the north eastern parts of North America in January 1998. During 1997, prior to its emergence from bankruptcy, the Company recorded significant restructuring charges totaling $6.3 million to reflect the impact of strategically reorganizing its operations to position itself to sustain ongoing profitability. These costs consisted primarily of lease cancellation costs ($2.3 million) at its Peterborough, N.H. and Beauport, Quebec facilities, impairment of fixed assets ($1.7 million), principally leasehold improvements at its Peterborough, N.H. facility, and severance costs associated with the shut down of three of the Company's manufacturing facilities.

Operating income for the year ended December 1998 was $6.0 million, compared to $3.7 million in the year ended December 1997.

As a result of Old THC's Chapter 11 Cases, the Company incurred significant legal and professional fees totaling $1.2 million for the year ended December 31, 1997. These fees include the cost of the Company's legal counselors, financial advisors and consultants, as well as those of its bankers, senior noteholders and creditors. These costs are included as Chapter 11 and debt related fees in the Consolidated Statements of Operations.

The Company received $5.0 million in 1998 as proceeds from settlements with three of its former liability insurers relative to an action against these insurers (see Note 18). Other income for the year ended December 31, 1998 includes this $5.0 million of income, net of $0.8 million of related professional fees.

During the reorganization proceedings the Company was generally not permitted to pay interest. Therefore, the Company recorded interest expense only to the extent paid or earned during the proceedings and to the extent it was probable that the Bankruptcy Court would allow interest on Pre-Petition Date debt as a priority, secured or unsecured claim. On the Effective Date, the Company entered into various debt agreements (see "Liquidity and Capital Resources" below) resulting in interest expense thereafter. Interest expenses approximated $4.1 million and $3.9 million for 1998 and 1997, respectively.

The Company's income (loss) before income taxes and extraordinary gain on discharge of debt was $6.5 million and ($2.2) million for 1998 and 1997, respectively, excluding restructuring and unusual charges, amortization of excess reorganizational value and goodwill and Chapter 11 and debt related fees. The Company's income (loss) before extraordinary gain on discharge of debt for the year ended December 31, 1998 was $1.9 million compared to a loss of $6.8 million in the year ended December 31, 1997. On April 11, 1997, the Company emerged from bankruptcy and as a result of its Reorganization Plan and implementation of fresh start reporting, approximately $58.7 million of its liabilities were forgiven and were included in Extraordinary Gain on Discharge of Debt in the Consolidated Statements of operations in 1997.

The Company's net income for the year ended December 31, 1998 was $1.9 million compared to $51.9 million in the year ended December 31, 1997.

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

Operating income for the year ended December 31, 1997 was $11.7 million, compared to $1.9 million in the year ended December 31, 1996, excluding the amortization of excess reorganization value and restructuring and unusual charges. The 1997 operating income was primarily the result of increased gross profit margins and lower selling, general and administrative expenses discussed above. Including the amortization of excess reorganization value and restructuring and unusual charges, operating income was $3.7 million in the year ended December 31, 1997 compared to an operating loss of $2.2 million for the year ended December 31, 1996.

As a result of Old THC's Chapter 11 Cases, the Company incurred significant legal and professional fees totaling $1.2 million and $7.4 million for the years ended December 31, 1997 and 1996, respectively. These fees include the cost of the Company's legal counselors, financial advisors and consultants, as well as those of its bankers, senior noteholders and creditors. These costs are included as Chapter 11 and Debt Related Fees in the Consolidated Statements of Operations for the periods then ended. These costs represent approximately 18.2% and 39.7% of the Company's income (loss) before extraordinary gain on discharge of debt for the years ended December 31, 1997 and 1996, respectively.

Interest expense approximated $3.9 million and $9.6 million for 1997 and 1996, respectively. During the reorganization proceedings the Company was generally not permitted to pay interest. Therefore, the Company recorded interest expense only to the extent paid or earned during the proceedings and to the extent it was probable that the Bankruptcy Court would allow interest on pre-Petition Date debt as a priority, secured or unsecured claim. On the Effective Date, the Company entered into various debt agreements resulting in 1997 interest expense (see "Liquidity and Capital Resources" below).

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

The Company's net income for the year ended December 31, 1997 was $51.9 million compared to a net loss of $18.7 million in the year ended December 31, 1996.

Income Taxes

The Company's income tax provision is comprised of both United States and foreign tax components. Due to changes in the relative contribution of income or loss by country, differences in the effective tax rates between countries (principally the U.S. and Canada) and permanent differences in effective tax rates between income for financial statement purposes and tax purposes, the consolidated effective tax rates may vary significantly from period to period. The Company and its U.S. subsidiaries consolidate their income for U.S. federal income tax purposes. However, gains and losses of certain subsidiaries may not be available to other subsidiaries for tax purposes.

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

Liquidity and Capital Resources

On October 24, 1995, THC and six of its subsidiaries filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. From the Filing to April 11, 1997, the Company and those subsidiaries operated their businesses in the ordinary course as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. The Bankruptcy Court entered an order authorizing the joint administration of Old THC's Chapter 11 Cases. On September 12, 1996, Old THC filed a Chapter 11 Plan of Reorganization and on November 13, 1996, Old THC filed a First Amended Chapter 11 Plan of Reorganization, as amended from time to time (the "Reorganization Plan"), with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan and the Plan became effective on April 11, 1997.

The Filing enabled the Company to stabilize its liquidity position as the cash requirements for the payment of accrued interest, accounts payable and other liabilities, which arose prior to the Filing, were in most cases deferred until the Reorganization Plan was approved by the Bankruptcy Court.

Management expects to finance the Company's working capital and capital expenditures requirements through cash generated by its operations and through its new credit facilities established on November 19, 1998 (see Note 7).

At the Effective Date of the Reorganization Plan, the Company and two of its U.S. subsidiaries, Maska U.S., Inc. and #1 Apparel, Inc., entered into a Credit Agreement (the "Old U.S. Credit Agreement") with the lenders referred to therein and The Chase Manhattan Bank, as Agent ("Chase"). Simultaneously, one of the Company's Canadian subsidiaries, Sport Maska Inc., entered into a Credit Agreement (the "Old Canadian Credit Agreement" and, together with the "Old U.S. Credit Agreement", the "Old Credit Agreements") with The Chase Manhattan Bank of Canada ("Chase Canada"). The maximum amount of loans and letters of credit that could have been outstanding under the Old Credit Agreements was $74.0 million, consisting of $35.0 million of revolving credit loans under the Old U.S. Credit Agreement, $35.0 million of revolving credit loans under the Old Canadian Credit Agreement and a $4.0 million Term Loan ("Term Loan") which was permanently reduced by $2.1 million in June 1997 with the proceeds from the sale of one of the Company's subsidiaries under the Old U.S. Credit Agreement. Borrowings under the "Old Credit Agreements" were guaranteed by certain subsidiaries and were secured by substantially all of the assets (including, without limitation, accounts receivable, inventory and certain subsidiaries) of the Company.

Borrowings under the U.S. "Old Credit Agreement" beared interest at an alternate base rate plus 1% per annum or at an interest rate based on LIBOR plus 2 3/4% per annum. Borrowings under the "Old Canadian Credit Agreement" beared interest at Chase Canada's prime rate or at an alternate base rate plus 1% per annum. In addition, the Company was charged a quarterly commitment fee at an annual rate of up to 3/8 of 1% on the unused portion of the revolving credit facilities under the "Old Credit Agreements" and certain other fees.

The "Old Credit Agreements" included customary affirmative and negative covenants, including those relating to capital expenditures, interest coverage and the incurrence of additional indebtedness.

On April 11, 1997, the Company issued $29.5 million principal amount of 14% Senior Secured Notes due April 1, 2004 (the "Senior Secured Notes"), pursuant to an Indenture with The Bank of New York, as trustee. The Senior Secured Notes were issued by the Company under the Reorganization Plan as partial satisfaction of the Company's obligations to its former senior lenders under a Loan and Security Agreement ("Bank Agreement") with a syndicate of banks led by Fleet Credit Corporation. Under the Plan, the lenders under the Bank Agreement also received (i) $44.2 million in cash; and (ii) 2,470,000 shares of New Common Stock, representing approximately 38.0% of the outstanding New Common Stock. The lenders sold such shares to W.S. Acquisition L.L.C. on the Effective Date.

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

During March 1998, the Company amended its Credit Agreements (the "Amended Credit Agreements") to take advantage of its improved borrowing capacity. In completing the amendments the Company redeemed, in full, its Senior Secured Notes and all amounts outstanding under the Term Loan under its Old U.S. Credit Agreement.

The redemptions were effected by the Amended Credit Agreements (additional revolving credit loan borrowings under the Amended Credit Agreements and the Amended Term Loan) and use of the Company's cash on hand. The maximum amount of loans that may have been outstanding under the Amended Credit Agreements was $60.0 million, consisting of $45.0 million revolving credit loans and a $15.0 million term loan (the "Amended Term Loan"). Borrowings under the Amended Credit Agreements beared interest at an alternate base rate per annum or at an interest rate based on LIBOR plus 1 3/4% per annum on Amended U.S. revolving credit loans, at Chase Canada's prime rate or at an alternate base rate per annum on Canadian revolving credit loans, and an alternate base rate plus 1/4% per annum or at an interest rate based on LIBOR plus 2% per annum on the Amended Term Loan. Interest and principal on the Amended Term Loan were payable in quarterly installments ($0.6 million principal) through April 2000, beginning in April 1998.

During November 1998, the "Amended Credit Agreements" were replaced by new credit agreements ("New Credit Agreements"). Effective November 19, 1998, two of the Company's subsidiaries, Maska U.S. Inc. and SHC Hockey Inc. entered into a credit agreement (the "New U.S. Credit Agreement") with the lenders referred to therein and with General Electric Capital Corporation as Agent and Lender. Simultaneously, two of the Company's Canadian subsidiaries, Sport Maska Inc. and Tropsport Acquisitions Inc., entered into a credit agreement (the "New Canadian Credit Agreement") with the lenders referred to therein and General Electric Capital Canada Inc. as Agent and Lender. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements (collectively, the "New Credit Agreements") is U.S. $70.0 million. Each of the New Credit Agreements is subject to a minimum excess requirement of $1.8 million. The New Credit Agreements are collateralized by eligible accounts receivable and inventories of the borrowers and are further collateralized by a guarantee of the Company and its other subsidiaries.

Total borrowings outstanding under the New Credit Agreements at December 31, 1998 amounted to $8.6 million. The New Credit Agreements are for a period of two years with a possible extension of one year by the Company.

Borrowings under the New U.S. Credit Agreement bear interest at rates between U.S. prime plus 0.25% to 1.00% and LIBOR plus 1.50% to 2.50% depending on the borrowers' Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the New Canadian Credit Agreement bear interest at rates between the Canadian prime rate plus 0.75% to 2.00% and LIBOR plus 0.75% to 2.00% depending on the borrowers' Operating Cash Flow Ratio, as defined in the agreement. In addition, the borrowers are charged a GECC monthly commitment fee at an annual rate of up to 3/8 of 1% on the unused portion of the revolving credit facilities under the Credit Agreements and certain other fees.

The New Credit Agreements contain customary negative and affirmative covenants including those relating to capital expenditures, total indebtedness to EBITDA, minimum interest coverage and fixed charge coverage.

On November 19, 1998, in connection with its acquisition of Sports Holdings Corp., the Company and Sport Maska Inc. entered into a credit agreement with the Caisse de Depot et Placement du Quebec to borrow the Canadian dollar equivalent of $87.5 million. The loan is for a period of two years, maturing November 19, 2000 and may be extended for an additional one year term at the Company's request and upon payment of an extension fee. The loan bears interest at a rate equal to the Canadian Bankers' Acceptance Rate plus 4% or the Canadian Prime Rate plus 4.5%. At December 31, 1998, the interest rate was 11.25%.

The loan is collateralized by all of the tangible and intangible assets of the Company subject to the prior ranking claims on accounts receivable and inventories by the lenders under the Company's revolving credit facilities. The loan is guaranteed by the Company and all of its subsidiaries.

The loan contains customary negative and affirmative covenants including those relating to capital expenditures, total indebtedness to EBITDA and minimum interest coverage.

The Company's financing requirements for long-term growth, future capital expenditures and debt service are expected to be met through cash generated from its operations and borrowings under its New Credit Facilities. During the year ended December 31, 1998, the Company's operations provided $19.1 million of cash compared to $18.4 million in 1997. The Company generated income of $1.9 million in 1998, compared to a loss of $6.8 million in 1997, exclusive of the extraordinary gain on discharge of debt; however, the 1997 cash impact was mitigated due to non-cash provisions for receivables, inventory and certain restructuring charges. Earnings before interest, taxes, depreciation, amortization, restructuring and unusual charges and Chapter 11 and debt related fees (EBITDA) was $15.9 million for the year ended December 31, 1998 compared to $13.9 million for the previous year. Included in EBITDA is non-cash revenue of $1.4 million related to foreign exchange conversion in the year ended December 31, 1998 compared to a net non-cash charge of $0.9 million in 1997. EBITDA for the year ended December 31, 1997 did not include the full effect of the cost reductions from the Company's restructuring plan, as many of the cost reductions only began in May 1997.

Cash used in investing activities during the year ended December 31, 1998 of $66.3 million includes $62.9 million used for the acquisition of Sports Holdings Corp. and $3.5 million of purchases of fixed assets. Cash provided by investing activities during the year ended December 31, 1997 of $0.4 million included $1.8 million of net proceeds from the sale of one of the Company's subsidiaries, offset, in part, by $2.0 million of purchases of fixed assets.

Net cash flow provided by financing activities during 1998 was approximately $41.8 million resulting primarily from proceeds from long term debt ($102.5 million), issuance of preferred stock ($10.8 million) and common share purchase warrants ($1.7 million) and proceeds from borrowings ($3.0 million) offset by principal payments of debt ($70.9 million) and financing costs incurred towards the acquisition of Sports Holdings Corp. ($5.3 million). Net cash flows used in financing activities during 1997 was $46.0 million, resulting primarily from payments to creditors on the Effective Date to satisfy claims ($36.1 million), costs incurred to secure new debt facilities ($2.2 million), principal payments on debt ($3.0 million) and repayments of borrowings under the Company's Credit Agreements ($4.7 million) for its short term working capital requirements.

The Company follows the customary practice in the sporting goods industry of offering extended payment terms to credit monthly customers on qualified orders. The Company's working capital requirements generally peak in the third and fourth quarters as it builds inventory and make shipments under these extended payment terms.

Year 2000 Conversion

The inability of business processes to continue to function correctly in the Year 2000 could have serious adverse effects on companies and entities throughout the world. The Company has undertaken a global effort to identify and mitigate Year 2000 issues in its information systems, products, facilities and suppliers.

The Company recognizes the need to ensure that its systems, applications and hardware will recognize and process transactions for the Year 2000 and beyond. The Company, in its continuing efforts to increase efficiency and improve operations, initiated information system modifications. The information system modifications include, but are not limited to, Year 2000 compliance programs to ensure that all systems and key processes will function properly with respect to dates related to the Year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues when their systems interface with the Company's systems or may otherwise impact operations. Based on the Company's evaluation to date, management believes that alternative sources of supply are available or could be developed within a reasonable amount of time should compliance become on issue for individual suppliers to the Company.

The Company's information system modification objectives, which includes the Year 2000 issues, are being managed by experienced internal professionals and are expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems and by monitoring supplier and other third party interfaces. The Company believes that it will be able to achieve Year 2000 compliance by the end of 1999. While the Company believe its plans are adequate to address its Year 2000 concerns, many factors could affect its ultimate success including, but not limited to, the continued availability of outside resources and adequate financing. The Company has not incurred significant separately identifiable costs related to Year 2000 issues through December 31, 1998 and does not expect to incur significant additional costs in order to become Year 2000 compliant. The time and cost estimates are based on currently available information. The results could differ materially from those anticipated subject to uncertainties regarding the availability of resources and the remediation success of the Company's suppliers and customers among others.

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. The participating countries agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the legacy currencies) and the euro were established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency. The Company is addressing the potential impact resulting from the euro conversion, including competitive implications related to pricing and foreign currency considerations.

Management currently believes that the introduction of the euro will not have a material impact related to pricing or foreign currency exposures. Finland and Sweden, which are the locations of the Company's overseas foreign subsidiaries, are not member countries of the European Union, and as a result, did not adopt the euro. The subsidiaries' transactions and debt are denominated in their local currencies. However, uncertainty exists as to the effects the euro will have on the marketplace.

Item 8. Financial Statements and Supplementary Data

                   Index To Consolidated Financial Statements

                                                                            Page
                                                                            ----

Reports of Independent Accountants

            Ernst & Young L.L.P.                                              21
            Price Waterhouse Coopers                                          22
            KPMG                                                              23
            PriceWaterhouseCoopers                                            24
            Raymond, Chabot, Martin, Pare                                25 - 27

Consolidated Financial Statements

      Consolidated Balance Sheets at December 31, 1998 and 1997               28

      Consolidated Statements of Operations
            for the year ended December 31, 1998, April 12 through
            December 31, 1997, January 1 through April 11, 1997 and
            the year ended December 31, 1996.                                 29

      Consolidated Statements of Stockholders' Equity (Deficit) for the
            year ended December 31, 1998, April 12 through
            December 31, 1997, January 1 through April 11, 1997.              30

      Statement of Comprehensive Income (Loss)
            for the year ended December 31, 1998, April 12 through
            December 31, 1997, January 1 through April 11, 1997
            and the year ended December 31, 1996.                             30

      Consolidated Statements of Cash Flows
            for the year ended December 31, 1998, April 12 through
            December 31, 1997, January 1 through April 11, 1997
            and the year ended December 31, 1996.                        31 - 32

      Notes to Consolidated Financial Statements                         33 - 59

                       Report Of Independent Accountants

The Board of Directors and Stockholders
The Hockey Company (formerly SLM International, Inc.)

We have audited the accompanying consolidated balance sheet of The Hockey Company (formerly SLM International, Inc.) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1998 and for the periods January 1, 1997 to April 11, 1997 and April 12, 1997 to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. We did not audit the balance sheet of KHF Sport Oy or Jofa Holdings Group, wholly-owned subsidiaries acquired in 1998, which statements reflects total assets and revenues of $31.2 million and $4.3 million respectively, as of December 31, 1998. Those balance sheets were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the balance sheet data included for KHF Sports Oy and Jofa Holdings Group, is based solely on the report of other auditors.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

On April 11, 1997, The Hockey Company (formerly SLM International, Inc.) reorganized and emerged from bankruptcy. As discussed in Notes 1, 2 and 21 to the consolidated financial statements, as a result of the reorganization, the financial statements at December 31, 1997 reflect fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7. The consolidated financial statements as of December 31, 1997 and for the post reorganization period from April 12, 1997 to December 31, 1997 are presented on the new basis, and accordingly, are not comparable to the financial statements for the period January 1, 1997 to April 11, 1997, which have been prepared on a pre-reorganization basis.

In our opinion, based on our audits and, as to the balance sheets at December 13, 1998 and 1997, and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hockey Company (formerly SLM International, Inc.) as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the year ended December 31, 1998, and the periods January 1, 1997 to April 11, 1997 and April 12, 1997 to December 31, 1997, in conformity with generally accepted accounting principles in the United States.


Montreal, Canada                                           /s/ Ernst & Young
March 9, 1999.                                             Chartered Accountants

                        Report Of Independent Accountants

To The Board of Directors and Stockholders of Jofa Holding Group.

We have audited the consolidated balance sheet of Jofa Holding Group as December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jofa Holding Group and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with United States generally accepted accounting principles.

Borlange
February 12, 1999


/s/ PRICEWATERHOUSECOOPERS

                        Report Of Independent Accountants

To The Board of Directors of KHF Sports Oy

We have audited the balance sheet of KHF Sports OY as of December 31, 1998 and 1997 and the related statements of income, for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of KHF Sports OY and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with United States generally accepted accounting principles.

Helsinki, Finland
April 8, 1999


/s/ KPMG Wideri Oy Ab

                        Report Of Independent Accountants

The Board of Directors and Stockholders
SLM International, Inc.

We have audited the consolidated statements of operations, stockholders' (deficit) equity and cash flows of SLM International, Inc. and Subsidiaries for year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We did not audit the 1996 financial statements of certain companies, whose financial statements total net sales of $67,182,000 for the years ended December 31, 1996. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those companies, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

As discussed in Note 1, SLM International, Inc. and certain of its subsidiaries filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on October 24, 1995. On April 11, 1997, the First Amended, as amended, Plan of Reorganization (the "Reorganization") was declared to be effective by the Bankruptcy Court. The Reorganization significantly altered, compromised or modified the Company's historical capital structure. The Company will account for the Reorganization on April 11, 1997 and will, at that date, adopt fresh-start reporting as described in Note 21.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of SLM International, Inc. and Subsidiaries for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                      PRICEWATERHOUSECOOPERS LLP

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


/s/ Raymond, Chabot, Martin, Pare
Chartered Accountants

Montreal, Canada
April 14, 1997

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                                 (In thousands)

                                                                                              1998            1997
                                                                                           -------------------------
ASSETS

Current assets
  Cash and cash equivalents (see Note 1 c)                                                 $   2,593       $   8,051
  Accounts receivable, net (see Note 3)                                                       36,790          22,759
  Inventories (see Note 4)                                                                    42,244          28,475
  Prepaid expenses                                                                             3,513           2,847
  Income taxes receivable                                                                        971             298
  Other receivables                                                                            3,358           1,660
                                                                                           -------------------------
  Total current assets                                                                        89,469          64,090
Property, plant and equipment, net (see Note 5)                                               22,063           9,508
Intangible and other assets, net (see Note 6)                                                 95,646          45,182
                                                                                           -------------------------
  Total assets                                                                             $ 207,178       $ 118,780

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
  Short-term debt (see Note 7)                                                             $   8,572       $     415
  Accounts payable                                                                             8,660           4,262
  Accrued liabilities                                                                          9,890           8,059
  Accrued professional fees                                                                    2,199           1,853
  Accrued restructuring nets                                                                   5,180              --
  Long-term debt, current portion (see Note 7)                                                    --           1,421
  Income taxes payable                                                                         2,689           1,214
  Current portion of liabilities subject to compromise under
  reorganization proceedings (see Note 2)                                                      1,130           1,130
                                                                                           -------------------------
  Total current liabilities                                                                   38,320          18,354
Long-term debt (see Note 7)                                                                   88,568          30,064
Deferred income taxes  (see Note 15)                                                             182           1,480
                                                                                           -------------------------
  Total liabilities                                                                          127,070          49,898

Commitments and contingencies (see Note 18)

13% Pay-In-Kind preferred stock (see Note 9)                                                  10,870              --
                                                                                           -------------------------

Stockholders' Equity
Common stock, par value $0.01 per share, 15,000,000 shares authorized, 6,500,507 shares issued and outstanding at December 31, 1998 and 6,500,000 shares
  authorized and outstanding at December 31, 1997                                                 65              65
Common stock  purchase warrants, 159,127 issued and outstanding at December 31, 1998
  (see Note 8 and 9)                                                                           1,665              --
Additional paid-in capital                                                                    66,515          66,507
Retained earnings                                                                              4,524           2,859
Foreign currency translation adjustments                                                      (3,531)           (549)
                                                                                           -------------------------
  Total stockholders' equity                                                                  69,238          68,882
                                                                                           -------------------------
  Total liabilities and stockholders' equity                                               $ 207,178       $ 118,780
                                                                                           =========================

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

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

                                                                           New THC                      Old THC
                                                                  -----------------------------------------------------
                                                                  1998(c)          1997(a)       1997(a)        1996
                                                                  -------          -------       -------        ----
                                                                                   April 12     January 1
                                                                                   through       through
                                                                                  December 31    April 11
                                                                  -----------------------------------------------------
Net sales                                                         $ 110,817       $  98,215    $  25,539      $ 140,321

Cost of goods sold                                                   65,026          57,768       16,007         92,613
                                                                  -----------------------------------------------------

Gross profit                                                         45,791          40,447        9,532         47,708

Selling, general and administrative expenses                         35,272          26,916       11,321         45,831

Amortization of excess reorganization value and goodwill              2,606           1,712           --             --
  (see Notes 1 and 6 )

Restructuring and unusual charges (see Note 10)                       1,900              --        6,315          4,033
                                                                  -----------------------------------------------------

Operating income  (loss)                                              6,013          11,819       (8,104)        (2,156)

Chapter 11 and debt related fees (see Note 11)                           --              --        1,243          7,432

Other (income) expense, net                                          (4,588)            519          193             27

Interest expense (see Note 7)                                         4,108           3,808          114          9,555
                                                                  -----------------------------------------------------

Income (loss) before income taxes and extraordinary gain on
  discharge of debt                                                   6,493           7,492       (9,654)       (19,170)

Income taxes                                                          4,603           4,633           32           (448)
                                                                  -----------------------------------------------------

Income (loss) before extraordinary gain on discharge of debt          1,890           2,859       (9,686)       (18,722)

Extraordinary gain on discharge of debt                                  --              --       58,726             --
                                                                  -----------------------------------------------------

Net income (loss)                                                     1,890           2,859       49,040        (18,722)

Preferred stock dividends                                               190              --           --             --

Accretion of 13% Pay-in-Kind preferred stock                             35              --           --             --

                                                                  -----------------------------------------------------
Net income (loss) attributable to common stockholders             $   1,665       $   2,859    $  49,040      $ (18,722)
                                                                  =====================================================

Net income per share (b)(see Note 16):

  Basic net income per share (see Note 16)                        $    0.26      $    0.44
                                                                  ===========================

  Diluted net income per share (see Note 16)                      $    0.25      $    0.41
=======================================================================================================================

(a) Due to the Reorganization Plan and implementation of fresh-start reporting, financial statements after April 11, 1997 are not comparable to financial statements prior to that date. See "Notes to Consolidated Financial Statements" for more information on the Reorganization Plan and implementation of fresh-start reporting. (See "Management's Discussion and Analysis" (page 11) for comparison purposes.)

(b) Common shares and per share data for periods prior to April 12, 1997 are omitted because, due to the Reorganization Plan and implementation of fresh-start reporting, they are not meaningful.

(c) Effective November 19, 1998, the Company acquired all of the issued and outstanding share capital of Sports Holdings Corporation. The results of operations related to this acquisition have been included in these consolidated financial statements from the effective date of acquisition. See Note 2 to the consolidated financial statements for more information.

        The accompanying notes are an integral part of the consolidated financial statements.

                               THE HOCKEY COMPANY
                       (Formerly SLM INTERNATIONAL, INC.)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
              For the years ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                Common
                                                                 Stock       Additional    Retained         Currency
                                         Common Stock           Purchase      Paid-in      Earnings        Translation
                                    # of Stock      Amount      Warrants      Capital      (Deficit)       Adjustments     Total
                                    ----------------------     ---------   ------------------------------------------------------
Balance at December 31, 1996          18,860           189            --      88,564       (182,291)         (3,651)      (97,189)
Net income                                --            --            --          --         49,040              --        49,040
Foreign currency translation
  adjustments                             --            --            --          --             --              85            85
Restructuring:
  Cancellation of predecessor
    Company's deficit                (18,860)         (189)           --     (88,564)       133,251           3,566        48,064
  Issuance of stock warrants              --            --            --         464             --              --           464

  Issuance of reorganized
    Company stock                      6,500            65            --      66,043             --              --        66,108
                                     --------------------------------------------------------------------------------------------
Balance at April 11, 1997              6,500            65            --      66,507             --              --        66,572
Net income                                --            --            --          --          2,859              --         2,859
Foreign currency translation
  adjustments                             --            --            --          --             --            (549)         (549)
                                     --------------------------------------------------------------------------------------------
Balance at December 31, 1997           6,500     $      65            --   $  66,507      $   2,859       $    (549)    $  68,882
                                     --------------------------------------------------------------------------------------------
Net income                                --            --            --          --          1,890              --            --
Issuance of stock warrants                 1            --            --           8             --              --            --
Issuance of common stock
  purchase warrants                       --            --         1,665          --             --              --            --
Dividend on 13% Pay-in-Kind
  preferred stock
  (see note 9)                            --            --            --          --           (190)             --            --
Accretion of 13% Pay-in-Kind
  preferred stock                         --            --            --          --            (35)             --            --
Foreign currency translation
  adjustments                             --            --            --          --             --           (2982)           --
                                     --------------------------------------------------------------------------------------------
Balance at December 31, 1998           6,501     $      65     $   1,665   $  66,515      $   4,524       $  (3,531)    $  69,238
                                     ============================================================================================

                    STATEMENT OF COMPREHENSIVE INCOME (LOSS)
               For the year ended December 31, 1998, 1997 and 1996
                                 (In Thousands)

                                                                          New THC                           Old THC
                                                               ----------------------------
                                                                  1998             1997             1997                 1996
                                                                  ----             ----             ----                 ----
                                                                                 April 12         January 1
                                                                                 through           through
                                                                                December 31        April 11
                                                               ----------------------------
Comprehensive income (loss)
Net income (loss) attributable to common stockholders          $   1,665         $   2,859         $  49,040           $ (18,722)
Other-foreign currency translation adjustments                    (2,982)             (549)               85                 175
                                                               -----------------------------------------------------------------
Comprehensive income (loss) attributable to common
  stockholders for the year                                       (1,317)            2,310            49,125             (18,547)
                                                               -----------------------------------------------------------------
Accumulated comprehensive income (loss) attributable
  to common stockholders
Balance at the beginning of year                                   2,310                --          (185,942)           (167,395)
Comprehensive income (loss) attributable to common
  stockholders for the year                                       (1,317)            2,310            49,125             (18,547)
Re-organization adjustments (note 2)                                  --                --           136,817                  --
                                                               -----------------------------------------------------------------
Balance at end of year                                               993             2,310                --            (185,942)
                                                               -----------------------------------------------------------------
Balance at end of year represented by:
Retained earnings (deficit)                                        4,524             2,859          (133,251)           (182,291)
Foreign currency translation                                      (3,531)             (549)           (3,566)             (3,651)
Re-organization adjustment (note 2)                                   --                --           136,817                  --
                                                               -----------------------------------------------------------------
                                                               $     993         $   2,310         $      --           $(185,942)
                                                               =================================================================

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

                               THE HOCKEY COMPANY
                       (Formerly SLM INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997 AND 1996
                                 (In thousands)

                                                                           New THC                              Old THC
                                                                 -----------------------------------------------------------------
                                                                   1998              1997               1997               1996
                                                                   ----              ----               ----               ----
                                                                                   April 12           January 1
                                                                                   through             through
                                                                                  December 31          April 11
                                                                 -----------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                $  1,890           $  2,859           $ 49,040           $(18,722)
Adjustments to reconcile net  income (loss) to net cash
  provided by operating activities:
    Extraordinary gain on discharge of debt                            --                 --            (58,726)                --
    Loss on impairment of long-lived and intangible
    assets                                                             --                 --                 --                662
    Restructuring charges                                           1,453                 --              6,315                 --
    Depreciation and amortization                                   7,145              3,807                807              2,565
    Provisions for inventory, doubtful accounts and
    other deductions                                                2,623              9,791              2,301             13,969
    Deferred income taxes                                            (258)               918                 --                 66
    Provision in lieu of taxes                                      3,418              2,985                 --                 --
    (Gain) loss on sale and disposal of fixed assets                  (71)              (160)                 5                (45)
    (Gain) loss on foreign exchange                                (1,373)               649                263                222
Change in operating assets and liabilities:
    Accounts receivable                                             6,456            (15,697)            14,660             (1,552)
    Inventories                                                     1,448             12,176             (7,026)             9,303
    Prepaid expenses                                                 (511)               371                596             (2,137)
    Income taxes receivable                                          (447)                80                 44               (162)
    Other receivables                                              (1,755)              (618)               176                256
    Accounts payable and accrued liabilities                       (1,752)            (7,941)            (1,450)             5,002
    Interest payable                                                  117              1,145                 --              9,408
    Income taxes payable                                              378                522                240                112
    Other                                                             357                 28                 --                  1
    Net effect of discontinued operations                              --                 --                189                 --
                                                                 -----------------------------------------------------------------
Net cash provided by operating activities                          19,118             10,915              7,434             18,948
                                                                 =================================================================

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

                               THE HOCKEY COMPANY
                       (Formerly SLM INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997 AND 1996
                                 (In thousands)

                                                                           New THC                                Old THC
                                                                -------------------------------------------------------------------
                                                                   1998              1997                1997                1996
                                                                   ----              ----                ----                ----
                                                                                    April 12           January 1
                                                                                     through            through
                                                                                   December 31          April 11
                                                                -------------------------------------------------------------------
INVESTING ACTIVITIES:
Acquisition of a subsidiary, net of cash acquired                 (62,933)                 --                 --                 --
Proceeds from sale of subsidiary, net                                  --               1,831                 --                 --
Purchases of fixed assets                                          (3,480)             (1,732)              (285)            (2,776)
Proceeds from sales of fixed assets                                   146                 535                 73                307
Proceeds from disposal of discontinued operations                      --                  --                 --              5,947
                                                                -------------------------------------------------------------------
Net cash provided by (used in) investing activities               (66,267)                634               (212)             3,478
                                                                -------------------------------------------------------------------
FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings                            2,979              (4,685)                --                323
Proceeds from long term debt                                      102,500                  --                 --                 --
Principal payments of debt                                        (70,924)             (2,929)               (89)            (5,737)
Exercise of warrants                                                    8                  --                 --                 --
Issuance of preferred stock                                        10,835                  --                 --                 --
Issuance of common stock purchase warrants                          1,665                  --                 --                 --
Deferred financing costs                                           (5,288)                (63)            (2,146)                --
Liabilities subject to compromise                                      --                  --            (36,098)                --
                                                                -------------------------------------------------------------------
Net cash provided by (used in) by financing activities             41,775               (7677)           (38,333)            (5,414)
                                                                -------------------------------------------------------------------
Effects of foreign exchange rate changes on cash
and cash equivalents                                                  (84)               (277)               (22)               (28)
                                                                -------------------------------------------------------------------
Increase (decrease) in cash                                        (5,458)              3,595            (31,133)            16,984
Cash and cash equivalents at beginning of period                    8,051               4,456             35,589             18,605
                                                                -------------------------------------------------------------------
Cash and cash equivalents at end of period                      $   2,593           $   8,051          $   4,456          $  35,589
                                                                ===================================================================

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

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

1. Description of Business and Summary of Significant Accounting Policies

A. Description of Business, Change of Corporate Name and Principles of
   Consolidation:

The Hockey Company ("THC") was incorporated in September 1991 and reorganized in April 1997.

On January 31, 1999, the Board of Directors of The Hockey Company (the "Company") adopted an amendment to the Company's Certificate of Incorporation by unanimous written consent to change the name of the Company from SLM International Inc. to The Hockey Company. The amendment was filed with the Secretary of the State of the State of Delaware on February 9, 1999.

The consolidated financial statements include the accounts of THC and its wholly-owned subsidiaries (collectively, the "Company"). The Company designs, develops, manufactures and markets a broad range of sporting goods. The Company manufactures hockey and hockey related products, including hockey uniforms, hockey sticks, protective equipment, hockey, figure and inline skates as well as street hockey products, marketed under the CCM(R) brandname as well as the Koho(R), Jofa(R), Titan(R), Canadien(TM) and Heaton(R) brand names, and private label brands and licensed sports apparel under the CCM(R) and #1 Apparel(TM) brand names. The Company sells its products worldwide to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors. The Company manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally.

All significant intercompany transactions and accounts are eliminated.

B. Basis of Presentation:

THC and six of its subsidiaries (collectively, "Old THC") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Filing") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on October 24, 1995 (the "Petition Date"). On September 12, 1996, Old THC filed a Chapter 11 Plan of Reorganization and on November 13, 1996, Old THC filed a First Amended Chapter 11 Plan of Reorganization as amended from time to time (the "Reorganization Plan") with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan which became effective on April 11, 1997 (the "Effective Date") and Old THC emerged from bankruptcy ("New THC") (see Notes 2 and 21).

The accompanying consolidated financial statements as at December 31, 1997 and 1996 and for each of the years then ended have been prepared in accordance with generally accepted accounting principles applicable to a going concern which, except as otherwise disclosed, assumes that assets will be realized and liabilities will be discharged in the normal course of business. The financial statements for periods preceeding the Effective Date do not include any adjustments which resulted from the Reorganization Plan. The Reorganization Plan had a significant impact on the financial statements of New THC and the Company accounted for such Reorganization Plan using "fresh-start" reporting (see Note
21).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C. Cash and Cash Equivalents:

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less. The Company invests excess funds in bank term deposits, Canadian Government promissory notes and in U.S. Treasury bills. At December 31, 1998, the Company had $80 invested in bank term deposits and $325 in Quebec Government promissory notes secured by a Canadian bank.

D. Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and accounts receivable. The Company restricts its cash investments to temporary investments in institutions with high credit standing and to short-term securities backed by the full faith and credit of the United States and Canadian and Quebec Governments. The Company sells its products principally to retailers and distributors and, in accordance with industry practice, grants extended payment terms to qualified customers. Concentration of accounts receivable credit risk is mitigated due to the performance of credit reviews which are considered in determining credit policies and allowances for doubtful accounts. The Company provides allowances for expected sales returns, net of related inventory cost recoveries, discounts, rebates and cooperative advertising. The Company does not collateralize its receivables, except with respect to its debt agreements as described in Note 7 in the Notes to Consolidated Financial Statements.

E. Revenue Recognition:

Revenue is recognized when products are shipped to customers.

F. Inventories:

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company provides allowances for excess, obsolete and slow moving inventories.

G. Research & Development Expenses:

Costs for new product research and development as well as changes to existing products are expensed as incurred and totaled $1,171, $1,096 and $1,410 for the years ended December 31, 1998, 1997, and 1996, respectively. During the year ended December 31, 1997, $611 of the expense was incurred from April 12 through December 31, 1997.

H. Prepaid Expenses:

The Company expenses advertising and promotion costs as incurred. Royalty payments are deferred to the extent that the related sales have not yet been recorded. Such costs are included in prepaid expenses.

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

I. Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using principally the straight-line method of depreciation.

The estimated service lives of the respective assets are as follows:

                                                     Years
                                                     -----
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

The Company periodically reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such circumstances occur, the Company estimates future cash flows expected to result from the use and eventual disposition of the assets. If the expected future cash flows are less than the carrying amount, the Company recognizes an impairment loss (see Note 10).

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

The Company does not provide for withholding income taxes on the undistributed earnings of its non-U.S. subsidiaries, since such earnings are not expected to be remitted to the Company in the foreseeable future. The company has provided, in its U.S. tax provision, taxes on all of the unremitted earnings of its non-U.S. subsidiaries to December 31, 1998.

Fresh-start reporting requires the Company to report a provision in lieu of income taxes when there is a book taxable income and utilization of a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward and other deferred tax assets would eliminate the related federal income tax payable. The current and future year tax benefit related to the carry

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

forward is recorded as a reduction of reorganizational value in excess of amounts allocable to identifiable assets until exhausted and then as a direct increase to paid in capital.

K. Foreign Currency Translation:

The balance sheets of the Company's non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the end of each year. Revenues, expenses and cash flows are translated at weighted average rates of exchange. Gains or losses resulting from foreign currency transactions are included in earnings, while those resulting from translation of financial statements are shown as a separate component of stockholders' equity. The functional currencies of the Company's non-U.S. subsidiaries, which are primarily located in Canada, Finland and Sweden are the respective local currencies in each foreign country.

L. Intangible Assets:

Intangible assets are recorded at cost and are amortized on a straight-line basis. These amounts include the excess purchase price over fair values assigned ("goodwill"), reorganizational value in excess of amounts allocable to identifiable assets ("excess reorganizational value") (see Notes 2, 6 and 21) and deferred financing costs (amortized over the life of the financing). Goodwill is amortized on a straight-line basis over twenty-five years. Excess reorganizational value is amortized on a straight-line basis over twenty years and is being reduced by the realization of deferred tax assets.

The Company periodically reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such circumstances occur, the Company estimates future cash flows expected to result from the use and eventual disposition of the intangibles. If the expected future cash flows are less than the carrying amount, the Company recognizes an impairment loss.

M. Earnings Per Share:

Basic and diluted earnings per share of common stock are computed based on the average number of shares of common stock assumed to be outstanding during each year. Common stock equivalents are included when dilutive (see Notes 8, 9, 16 and 17).

2. Significant Activities

a) Business Acquisition - Sports Holdings Corporation

Effective November 19, 1998 ("Acquisition Date"), the Company acquired all of the issued and outstanding capital stock of Sports Holdings Corporation, a privately held manufacturer and distributor of hockey equipment sold under the Canadien(TM), Heaton(R), Titan(R), Jofa(R) and Koho(R) brand names, with operations in the Canada, the United States, Finland and Sweden. The operations are carried out through Tropsport Acquisitions Inc. in Canada, SHC Hockey Inc. (formerly Karhu U.S.A. Inc.) in the United States, KHF Sports Oy in Finland, and JOFA Holding AB, JOFA AB, and JOFA Norge A/S in Sweden, all of which were 100%-owned by Sports Holdings Corp. at the Acquisition Date. The acquisition has been accounted for using the purchase method and, accordingly, the purchase price was allocated to the acquired assets and liabilities based on their estimated fair value as at the

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Acquisition Date. The excess of the purchase price over the fair value of the identifiable net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over a period of 25 years.

The results of operations related to this acquisition have been included in these consolidated financial statements from the effective date of acquisition.

Details of the acquired assets and liabilities at fair value are as follows:

                                                                       $
--------------------------------------------------------------------------------
Cash                                                                      2,727
Current assets net of current liabilities                                22,427
Property, plant and equipment                                            12,244
Long-term debt                                                          (24,830)
--------------------------------------------------------------------------------
Identifiable assets in excess of identifiable liabilities                12,568

Consideration paid
Cash consideration                                                       63,553
Acquisition costs                                                         2,107
Total consideration paid                                                 65,660

Goodwill on acquisition                                                  53,092
--------------------------------------------------------------------------------

In connection with the above acquisition, Sports Holdings Corp. undertook a rationalization program which included severance and related employee costs and anticipated costs related to the modification or closure of certain facilities in North America and Europe.

The restructuring and acquisition-related charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the Company's initiative to integrate the businesses related to this acquisition is executed.

The related restructuring costs approximated $5,019 and have been included in the above purchase price allocation. The disposition of these amounts to December 31, 1998 can be summarized as follows:

--------------------------------------------------------------------------------
                                                                       Liability

Total restructuring costs capitalized in the
  purchase price allocation at November 19, 1998                         5,019
Translation adjustments                                                    (35)
Amount of restructuring costs paid for the
  period November 19,  to December 31, 1998                             (1,191)
--------------------------------------------------------------------------------
Remaining liability included on the
  December 31, 1998 Consolidated Balance Sheet                           3,793
--------------------------------------------------------------------------------

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

The following pro forma consolidated financial information reflects the acquisition of Sports Holding Corp. by the Company using the purchase method of accounting. This information has been prepared assuming that the acquisition had taken place on January 1, 1998 and assumes that both the amortization of goodwill referred to above and the debt facilities as set out in Notes 6 and 7 commenced at that time.

                                                                      Year ended
                                                               December 31, 1998
                                                                               $
--------------------------------------------------------------------------------
                                                         [Pro forma - Unaudited]

Net revenues                                                            183,157
Earnings before income taxes                                                842
Net loss                                                                 (2,033)
Preferred stock dividends                                                (1,625)
Accretion of 13% Pay-in-kind preferred  stock                              (232)
--------------------------------------------------------------------------------
Net loss attributable to common stockholders                             (3,890)
Pro forma basic net loss per common share (not in thousands)               (.60)
--------------------------------------------------------------------------------

b) Reorganization Case

On April 11, 1997 the Company emerged from bankruptcy.

Under the Reorganization Plan, among other things:

o Old THC's secured creditors received $44,213 in cash, $29,500 principal in new senior notes (the "Senior Secured Notes") and 2,470,000 shares of new common stock (the "New Common Stock") of New THC, in exchange for approximately $108,000 of secured and unsecured indebtedness (which amount includes the secured creditors' estimate of post-filing interest and expenses). The 2,470,000 shares of New Common Stock represented (before dilution) 38.0% of the ownership of New THC. The lenders sold such shares to W.S. Acquisition L.L.C. on the Effective Date. The Senior Secured Notes had a term of seven years with principal payments beginning in the fifth year. On March 16, 1998, the Company prepaid the Senior Secured Notes in full (see Note 7).

o Old THC's unsecured creditors received 4,030,000 shares of New Common Stock representing, at the time of issuance, 62.0% of the ownership of New THC, subject to dilution upon the exercise of warrants distributed to equity security holders and stock options which have been or may be issued to New THC's officers and key personnel (up to 15.0% of the New Common Stock at varying exercise prices), in exchange for approximately $120,000 of unsecured indebtedness. For purposes of the Reorganization Plan, the New Common Stock was valued at approximately $10.16 per share.

o Old THC's equity security holders (who held 18,859,679 shares of Common Stock plus the 1,000,000 shares to have been issued pursuant to the settlement of a securities litigation lawsuit) received a total of 300,000 5-year warrants to purchase an aggregate of 300,000 shares of New Common Stock at an exercise price of $16.92 per share. In addition, the warrant holders have the option to receive an aggregate payment

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

      of $0.5 million upon cancellation of such warrants in connection with a sale of the Reorganized Company for more than $140,000.

c) Liabilities Subject to Compromise Under Reorganization Proceedings

Substantially all the Company's liabilities as of the Petition Date were subject to compromise under a plan of reorganization, except as otherwise provided by order of the Bankruptcy Court. The Company was generally not permitted to make payments with respect to its pre-Petition Date liabilities until a plan of reorganization was confirmed by the Bankruptcy Court and consummated.

Liabilities subject to compromise under reorganization proceedings consist of priority claims, the repayment of which the Company is required to prioritize under bankruptcy law, which are comprised principally of income and property tax claims. At December 31, 1998 and December 31, 1997, priority claims of $1,130, remain subject to resolution with the Bankruptcy Court.

3. Accounts Receivable

Net accounts receivable include:

                                                                 1998     1997
--------------------------------------------------------------------------------
   Allowance for doubtful accounts                              $2,444   $4,046
   Allowance for returns, discounts, rebates and
      cooperative advertising                                    5,384    5,886
--------------------------------------------------------------------------------
                                                                $7,828   $9,932
================================================================================

Bad debt (recovery) expense for the years ended December 31, 1998, 1997, and 1996 was ($1,387), $716 and $621, respectively. Bad debt expense for the year ended December 31, 1997 includes $468 incurred during April 12 through December 31, 1997.

4. Inventories

Net inventories consist of:
                                                                1998      1997
--------------------------------------------------------------------------------
   Finished products                                          $31,659   $20,894
   Work in process                                              2,145     1,561
   Raw materials and supplies                                   8,440     6,020
--------------------------------------------------------------------------------
                                                              $42,244   $28,475
================================================================================

Allowances for excess, obsolete and slow moving inventories were $3,150 and $3,418 at December 31, 1998 and 1997, respectively.

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

5. Property, Plant and Equipment

Property, plant and equipment consist of:

                                                             1998        1997
--------------------------------------------------------------------------------
   Land and improvements                                   $    236    $     79
   Buildings and improvements                                 6,307       2,873
   Machinery and equipment                                   13,354       4,856
   Tools, dies and molds                                      1,718         749
   Office furniture and equipment                             4,053       2,417
                                                             25,668      10,974
--------------------------------------------------------------------------------
   Less accumulated depreciation and amortization             3,605       1,466
--------------------------------------------------------------------------------
                                                           $ 22,063    $  9,508
================================================================================

In applying fresh-start reporting, as of April 11, 1997, property, plant and equipment was stated at fair value.

No Property, plant or equipment were under capital leases, at December 31, 1998. At December 31, 1997, the fixed assets under capital leases included above totaled $543 and accumulated amortization was $81.

Depreciation and amortization expense for the years ended December 31, 1998, 1997, and 1996 was $2,585, $2,371 and $2,524, respectively. Depreciation and amortization expense for the year ended December 31, 1997 includes $1,571 for April 12 through December 31, 1997.

6. Intangible and other assets

Net intangible and other assets consist of:

                                                             1998        1997
--------------------------------------------------------------------------------
   Goodwill                                                $ 52,913    $     --
   Excess Reorganization intangible                          37,485      43,499
   Deferred Financing Costs                                   5,248       1,667
   Other                                                        370          16
--------------------------------------------------------------------------------
                                                           $ 95,646    $ 45,182
================================================================================

Amortization expense for intangible assets was $ 4,560, $2,236 and $61 at December 31, 1998, 1997 and 1996 respectively.

Excess reorganizational value was reduced by $ 3,418 for the year ended December 31, 1998 by the realization of deferred tax assets (reduced by $2,985 from April 12 through December 31, 1997).

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

7. Revolving Credit Facilities and Long-Term Debt

a) Revolving credit facilities

Revolving credit facilities consist of the following:

                                                             1998         1997
Revolving credit facilities with General
   Electric Capital Inc.                                   $ 8,572       $   --
Revolving credit facilities with Chase
   Manhattan Bank                                               --          415
--------------------------------------------------------------------------------
                                                           $ 8,572       $  415
================================================================================

i) Effective November 19, 1998, two of the Company's U.S. subsidiaries, Maska U.S. Inc. and SHC Hockey Inc. entered into a credit agreement (the "New U.S. Credit Agreement") with the lenders referred to therein and with General Electric Capital Corporation as Agent and Lender. Simultaneously, two of the Company's Canadian subsidiaries, Sport Maska Inc. and Tropsport Acquisitions Inc. entered into a credit agreement (the "New Canadian Credit Agreement") with the lenders referred to therein and General Electric Capital Canada Inc. as Agent and Lender. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements (collectively, the "New Credit Agreements") is U.S. $70,000, $35,000 for each of the New Credit Agreements (or its Canadian dollar equivalent in the case of the Canadian Credit Agreement). Each of the New Credit Agreements is subject to a minimum excess requirement of $1,750. The New Credit Agreements are collateralized by eligible accounts receivable and inventories of the borrowers and are further collateralized by a guarantee of the Company and its other North American subsidiaries. Total borrowings outstanding under the New Credit Agreements at December 31, 1998 amounted to $8,572. The New Credit Agreements are for a period of two years with a possible extension of one year by the Company.

      Borrowings under the New U.S. Credit Agreements bear interest at rates between U.S. prime plus 0.25%-1.00% and LIBOR plus 1.50%-2.50% depending on the borrowers' Operating Cash Flow Ratio, as defined in the agreement (8.25% and none at December 31, 1998, respectively). Borrowings under the New Canadian Credit Agreement bear interest at rates between the Canadian prime rate and 0.75%-2.00% and LIBOR plus 0.75%-2.00% depending on the borrowers' Operating Cash Flow Ratio, as defined in the agreement (6.50% and none in 1998 at December 31, 1998, respectively). In addition, the borrowers are charged a monthly commitment fee at an annual rate of up to 3/8 of 1% on the unused portion of the revolving credit facilities under the New Credit Agreements and certain other fees.

      The New Credit Agreements contain customary negative and affirmative covenants including those relating to capital expenditures, total indebtedness to EBITDA, minimum interest coverage and fixed charges coverage ratio.

ii) On the effective date of the Reorganization Plan, THC and two of its U.S. subsidiaries, Maska U.S., Inc. and #1 Apparel, Inc. (the "U.S. Subsidiaries"), entered into a Credit Agreement (the "Old U.S. Credit Agreement") with the lenders referred to therein (the "Lenders") and The Chase Manhattan Bank, as Agent ("Chase"). Simultaneously, one of the Company's Canadian subsidiaries, Sport Maska Inc., entered into

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

      a Credit Agreement (the "Old Canadian Credit Agreement" and, together with the Old U.S. Credit Agreement, the "Old Credit Agreements") with The Chase Manhattan Bank of Canada ("Chase Canada").

      The maximum amount of loans that could have been outstanding under the Old Credit Agreements was $74,000, consisting of $35,000 revolving credit loans under the Old U.S. Credit Agreement, $35,000 of revolving credit loans under the Old Canadian Credit Agreement and a $4,000 Term Loan (which was permanently reduced by $2,125 in June 1997 with the proceeds from the sale of one of the Company's subsidiaries) under the Old U.S. Credit Agreement. Borrowings under the Old Credit Agreements were guaranteed by certain subsidiaries and were collateralized by substantially all of the assets (including, without limitation, accounts receivable, inventory and the stock of certain subsidiaries) of the Company, the two U.S. Subsidiaries referred to above and the Company's other subsidiaries which were guarantors. The Old Canadian Credit Agreement was further collateralized by a letter of credit amounting to $35,000 at December 31, 1997. Total amounts outstanding under the Credit Agreements was $1,790 at December 31, 1997.

      Borrowings under the Old U.S. Credit Agreement had an interest rate at an alternate base rate plus 1% per annum or at an interest rate based on LIBOR plus 2 3/4% per annum (9.5% and 8.5% at December 31, 1997, respectively). Borrowings under the Old Canadian Credit Agreement had an interest rate at Chase Canada's prime rate or at an alternate base rate plus 1% per annum (6.0% and 5.6% at December 31, 1997, respectively). In addition, the Company was charged a quarterly commitment fee at an annual rate of up to 3/8 of 1% on the unused portion of the revolving credit facilities under the Old Credit Agreements and certain other fees.

      The Old Credit Agreements included customary affirmative and negative covenants, including those relating to capital expenditures, interest coverage and the incurrence of additional indebtedness.

      During March 1998, the Company amended its Old Credit Agreements (the "Amended Credit Agreements") to take advantage of its improved borrowing capacity. In completing the amendments the Company redeemed, in full, its Senior Secured Notes and all amounts outstanding under the $4,000 Term Loan under its Old U.S. Credit Agreement. The redemptions were effected by the Amended Credit Agreements (additional revolving credit loan borrowings under the Amended Credit Agreements and the Amended Term Loan) and use of the Company's cash on hand. The maximum amount of loans that may have been outstanding under the Amended Credit Agreements was $60.0 million, consisting of $45.0 million revolving credit loans and a $15.0 million term loan (the "Amended Term Loan"). Borrowings under the Amended Credit Agreements beared interest at an alternate base rate per annum or at an interest rate based on LIBOR plus 1 3/4% per annum on Amended U.S. revolving credit loans, at Chase Canada's prime rate or at an alternate base rate per annum on Canadian revolving credit loans, and an alternate base rate plus 1/4 per annum or at an interest rate based on LIBOR plus 2% per annum on the Amended Term Loan. Interest and principal on the Amended Term Loan were payable in quarterly installments ($0.6 million principal) through April 2000, beginning in April 1998.

      The Old Credit Agreements were fully repaid and the Amended Credit Agreements were cancelled when the company entered into the New Credit Agreements with General Electric Capital Inc.

      The weighted average interest rate on short term debt outstanding at December 31, 1998 and 1997 was 8.1% and 8.2%, respectively.

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

b) Long-term debt

The Company's long-term debt at December 31 was as follows:

                                                              1998       1997
Secured loans from Caisse de Depot et
   Placement du Quebec (Canadian $135,800)                  $ 88,182   $     --
Secured Senior Notes                                              --     29,500
Revolving credit facilities with
   Chase Manhattan (note 7a)                                      --      1,375
Capital Leases                                                              165
Other long-term debt                                             386        445
                                                        ------------------------
                                                              88,568     31,485
Less: amounts contractually due within
   one year                                                       --     (1,421)
                                                        ------------------------
      Total long-term debt, excluding
         current portion                                    $ 88,568   $ 30,064
================================================================================

Secured Loans

On November 19,1998, in connection with its acquisition of Sports Holdings Corp., the Company and Sport Maska Inc. entered into a Secured Loan Agreement with the Caisse de Depot et Placement du Quebec to borrow a total of Canadian $135,800. The loan is for a period of two years, maturing November 19, 2000 and may be extended for an additional one year term at the Company's request and upon payment of an extension fee. The loan bears interest at a rate equal to the Canadian Bankers' Acceptance Rate plus 4% or the Canadian Prime Rate plus 4.5%. At December 31, 1998 the interest rate was 11.25%.

The loan is collateralized by all of the tangible and intangible assets of the Company subject to the prior ranking claims on accounts receivable and inventories by the lenders under the Company's revolving credit facilities (see
Note 7a). The loan is guaranteed by the Company and all of its subsidiaries in Canada and the U.S.

The loan contains customary negative and affirmative covenants including those relating to capital expenditures, total indebtedness to EBITDA, minimum total EBITDA and minimum interest coverage.

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

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

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

In March 1998, the Company redeemed, in full, the Senior Secured Notes with the proceeds of additional borrowings under its Amended Credit Agreements and with the proceeds from the Amended Term Loan in the principal amount of $15,000 bearing interest at an alternate base rate plus 0.25% per annum or at an interest rate based on LIBOR plus 2.00% per annum. Interest and principal on the Amended Term Loan was payable in quarterly instalments ($625 principal) through April 2000, beginning in April 1998. The Amended Term Loan was repaid in full when the Company entered into its Secured Loan Agreement on November 19, 1998.

At December 31, 1998, future maturities of long-term debt based upon original terms were:

        -------------------------------------------------------------
          1999                                                     --
          2000                                                $88,182
          2001                                                     --
          2002                                                     --
          2003                                                     --
          Thereafter                                          $   385
        -------------------------------------------------------------

Cash payments of interest were $4,000 and $2,531 for the year ended December 31, 1998 and for April 12 through December 31, 1997 respectively.

Based on the borrowing rates currently available to the Company for bank loans and other financing with similar terms, the Company estimated that the fair value of its short-term debt and long-term debt at December 31, 1998 and 1997 equivalent to the carrying values in the financial statements. These values represent a general approximation of possible value and may never be realized.

8. Equity Transactions

As of the Effective Date, New THC had 15,000,000 shares of New Common Stock authorized. In addition, in April 1997, New THC issued 300,000 5-year warrants to Old THC's shareholders to purchase an aggregate of 300,000 shares of New Common Stock at an exercise price of $16.92 per share. During the year ended December 31, 1998, New THC issued 507 shares of New Common Stock with respect to the exercise of warrants. At December 31, 1998, 6,500,507 shares of New Common Stock were issued and outstanding. The Company also has 1,000,000 shares of preferred stock authorized at December 31, 1998.

On November 19, 1998, the Company issued (to the preferred shareholders) warrants to purchase 159,127 shares of New Common Stock of the Company at a purchase price of $.01 per share for a cash consideration of $1,665.

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

9. Preferred Stock

On November 19, 1998, the Company issued 100,000 shares of 13% Pay-In-Kind redeemable, $0.01 par value per share, cumulative preferred stock together with warrants to purchase 159,127 common shares of the Company at a purchase price of $0.01 per share, for cash consideration of $12,500 (par value).

The fair value of the warrants was determined to be $1,665 and has been recorded in Stockholder's Equity as common stock purchase warrants. The balance of the proceeds, $10,835, has been recorded as 13% Pay-In-Kind preferred stock. The difference between the redemption value of the preferred stock and the recorded amount is being accreted on a straight-line basis over the seven-year period ending November 19, 2005, by a charge to retained earnings.

Dividends, which are payable semi-annually from November 19, 1998, may be paid in cash or in shares of the 13% Pay-In-Kind preferred stock, at the Company's option. The preferred stock is non-voting. If the Company fails to redeem the preferred stock on or before November 19, 2005 and for a sixty day period or more after being notified of its failure to redeem the preferred stock, then the preferred stockholders, as a class of stockholders, have the option to elect one director to the Company's Board of Directors with the provision that the preferred stockholders are to elect 28% of the Company's directors. At December 31, 1998 unpaid dividends of $190 have been accrued on the preferred stock and are included in accrued liabilities.

The preferred stock is redeemable, at any time after November 19, 2000, in whole or in part, at the option of the Company, at a redemption price (together with all accumulated and unpaid dividends) as follows:

Year                                                     Percentage of par value

2000                                                            106.500%
2001                                                            104.333%
2002                                                            102.166%
2003 and thereafter                                             100.000%

The preferred stock must be redeemed by the Company upon a change of control or by November 19, 2005.

10. Restructuring and unusual charges

During 1998, as a result of the acquisition of Sports Holdings Corp., the Company recorded significant restructuring charges totaling $1,453 ($1,352 still unpaid at December 31, 1998) to reflect the impact of reorganizing its operations with those of the acquired company. The costs consist primarily of employee and related severance costs that have been accounted for as an unusual item.

Also during 1998, some unrecoverable costs totaling $447 resulting from a severe ice storm that struck the north eastern parts of North America were accounted for as an unusual item.

During 1997, prior to its emergence from bankruptcy, the Company recorded significant restructuring charges totaling $6,315 to reflect the impact of reorganizing operations strategically to position itself to sustain ongoing

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

profitability. These costs consist primarily of lease cancellation costs ($2,257) at its Peterborough, N.H. and Beauport, Quebec facilities, impairment of fixed assets ($1,659), principally leasehold improvements at its Peterborough, N.H. facility, and severance and employee costs associated with the shutdown of three of the Company's manufacturing facilities.

11. Chapter 11 and Debt Related Fees

As a result of the Company's Filing, Old THC's continuing operations incurred significant legal and professional fees totaling $1,243 for January 1 through April 11, 1997. These fees include the cost of the Company's legal counselors, financial advisors and consultants, as well as those of its bankers, senior noteholders and creditors. The Chapter 11 and debt related fees for January 1 through April 11, 1997 are net of $500 of interest earned on accumulated cash resulting from the Filing. These costs are included as Chapter 11 and debt related fees in the Consolidated Statements of Operations.

12. Related Party Transactions

In 1998, the Company paid its controlling shareholder, Wellspring Capital Management LLC a fee of $975 for investment banking services provided in connection with the acquisition of Sports Holdings Corp. and related acquisition financing. During 1998, the Company issued 100,000 shares of 13% Pay-in-Kind preferred shares to Phoenix Home Life Mutual Insurance Company, a common shareholder (see Note 9).

Old THC (including discontinued operations) leased property from companies controlled by certain former officers and directors of Old THC. Related party rent expense for January 1 through April 11, 1997 and the year ended December 31, 1996 was $617 and $2,160, respectively.

13. Leases

Certain of the Company's subsidiaries lease office and warehouse facilities and equipment are under operating lease agreements. Some lease agreements provide for annual rent increases based upon certain factors including the Consumer Price Index.

The following is a schedule of future minimum lease payments under non cancelable operating leases with initial terms in excess of one year at December 31, 1998:

           Operating Leases                               $
           1999                                             2,899
           2000                                             2,230
           2001                                             2,102
           2002                                             1,896
           2003                                             1,725
           Thereafter                                       2,627
           ------------------------------------------------------
                                                          $13,479
           ======================================================

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

Rental expense, including those to related parties, for the years ended December 31, 1998, 1997 and 1996 was approximately $2,724, $3,022 and $4,188, respectively. Rental expense for the year ended December 31, 1997 includes $1,938 for April 12 through December 31, 1997.

14. Royalties

Certain of the Company's subsidiaries have entered into agreements which call for royalty payments generally based on net sales of certain products and product lines. Certain agreements require guaranteed minimum payments over the royalty term. Future minimum payments under the agreements, for the years ended December 31, are as follows:

                   Royalties                        $
                   1999                                4,511
                   2000                                4,250
                   2001                                4,750
                   2002                                5,125
                   2003                                5,375
                   Thereafter                          8,750
                   -----------------------------------------
                                                    $ 32,761
                   =========================================

Royalty expense for the years ended December 31, 1998, 1997 and 1996, including guaranteed minimum payments, was approximately $ 2,594, $3,401 and $3,716, respectively. Royalty expense for the year ended December 31, 1997 includes $2,261 for April 12 through December 31, 1997.

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


15. Income Taxes

The components of income taxes are:

                                                New THC                    Old THC
                                                -------                    -------
                                            1998       1997           1997        1996
                                            ----       ----           ----        ----
                                                      April 12      January 1
                                                       through       through
                                                     December 31     April 11
                                                     -------------------------------------

Current:                     U.S.          $   140     $    165       $  18     $   151
                             Non-U.S.        1,303          565          14        (665)
------------------------------------------------------------------------------------------
                                             1,443          730          32        (514)
------------------------------------------------------------------------------------------
Deferred:                    U.S.               --           --          --          --
                             Non-U.S.         (258)         918          --          66
------------------------------------------------------------------------------------------
                                              (258)         918          --          66
Provision in Lieu of Taxes:  U.S.            2,400        1,150          --          --
                             Non-U.S.        1,018        1,835          --          --
------------------------------------------------------------------------------------------
                                             3,418        2,985          --          --
------------------------------------------------------------------------------------------
                                           $ 4,603      $ 4,633       $  32     $  (448)
==========================================================================================

The Company's effective income tax rate from continuing operations differed from the federal statutory rate as follows:

                                                New THC                    Old THC
                                                -------                    -------
                                            1998       1997           1997        1996
                                            ----       ----           ----        ----
                                                      April 12      January 1
                                                       through       through
                                                     December 31     April 11
                                        --------------------------------------------------


Income taxes based on U.S. federal
   tax rate                                34%         34%            (34%)     34%
Non-U.S. and state tax rates                1%          3%             (1%)     (1%)
Valuation allowance                       (15%)        13%             35%     (29%)
Goodwill amortization                      14%         --%             --%      --%
Deemed dividend under Subpart F            26%         --%             --%      --%
Other, net                                 11%         12%             --%      (2%)
------------------------------------------------------------------------------------------
Effective income tax rate                  71%         62%             --%       2%
==========================================================================================

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                                    New THC                 Old THC
                                                                    -------                 -------
                                                                     1998                    1997
                                                                     ----                    ----

                                                                U.S.      Non-U.S.       U.S.     Non-U.S.
-----------------------------------------------------------------------------------------------------------
Accounts receivable, principally due to allowance
   for doubtful accounts                                      $  1,500    $   --      $    980    $     --
Inventories, principally due to additional
   costs inventoried for tax purposes                              630        --         1,600          --
Other, net                                                         430        --           320          --
-----------------------------------------------------------------------------------------------------------
                                                                 2,560        --         2,900          --
Valuation allowance                                             (2,560)       --        (2,900)         --
-----------------------------------------------------------------------------------------------------------
Total current deferred tax assets (liabilities)               $     --    $   --      $     --    $     --
===========================================================================================================
Net operating loss carryforwards                                23,300       463        17,750         819
Plant, equipment and depreciation                                   (8)   (1,686)         (150)       (538)
Restructuring accruals                                              --    $1,501            --          --
Other, net                                                         730      (540)        1,000        (942)
-----------------------------------------------------------------------------------------------------------
                                                                24,022      (182)       18,600        (661)
Valuation allowance                                            (24,022)       --       (18,600)       (819)
-----------------------------------------------------------------------------------------------------------
Total non-current deferred tax assets (liabilities)           $     --    $ (182)     $     --    $ (1,480)
===========================================================================================================

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

At December 31, 1998, the Company has pre-reorganization net operating loss carryforwards related to U.S. operations for income tax purposes of approximately $46,000 ($52,000 in 1997). In 1997, the Company also had a pre-reorganization net operating loss carryforwards related to foreign operations for income tax purposes of approximately $2,000 (none in 1998). The remaining carryforward balances begin to expire in 2001 and have been fully reserved by a valuation allowance. The Company's ability to use remaining carryforwards is limited in use on an annual basis as a result of a change in control of the Company on April 11, 1997 in connection with the Reorganization Plan.

In addition, the Company has post-reorganization foreign tax credit carryovers in the amount of $2,000, $300 of which will expire December 31, 2002, and the balance of which will expire December 31, 2003.

Undistributed earnings from continuing operations of subsidiaries outside the U.S., for which no provision for U.S. taxes has been made, amounted to approximately $4,700 at December 31, 1998 and $7,000 at December 31, 1997. In the event earnings of these subsidiaries are remitted, foreign tax credits may be available to offset U.S. taxes.

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Net cash payments (refunds) for income taxes for the years ended December 31, 1998, 1997 and 1996 were $100, $108, and $389, respectively. Net cash payments for income taxes for the year ended December 31, 1997 includes $130 for April 12 through December 31, 1997.

16. Earnings Per Share

Net income per share for the year ended December 31, 1998 and April 12 through December 31, 1997:

                                                                                  New '97 THC    New '97 THC
                                                                                    April 12,     April 12,
                                                                                    Through       Through
                                                            1998         1998     December 31   December 31
                                                         --------------------------------------------------
                                                            Basic       Diluted       Basic       Diluted
Net income attributable to common stockholders           $    1,665   $    1,665   $    2,859   $    2,859
Weighted average common and common equivalent
shares outstanding:
   Common stock                                           6,500,507    6,500,507    6,500,000    6,500,000
   Common equivalent shares (a)                                          186,558           --      457,017
Total weighted average common and common
equivalent shares outstanding                             6,500,507    6,687,065    6,500,000    6,957,017
Net income per common share                              $     0.26   $     0.25   $     0.44   $     0.41
===========================================================================================================

(a) Common equivalent shares include warrants and stock options. The Company used the average book value of its common stock in calculating the common equivalent shares as required by Statement of Financial Accounting Standards No. 128 due to the fact that the Company's stock had extremely limited trading volume during the period.

17. Stock Option Plan

During 1998, the Company did not grant additional stock options. During 1997 and 1996, the Company granted stock options to purchase 952,222 shares of New Common Stock in the Company at a weighted average exercise price of $11.21 to certain key employees. The exercise prices of the stock options are not less than the estimated fair market value of the shares at the time the options were granted. Generally, these stock options become exercisable over a five-year vesting period and expire 10 years from the date of the grant.

Options granted for the New Common Stock are as follows:

                                                      Shares      Exercise Price
--------------------------------------------------------------------------------
December 31, 1996                                     840,000      10.00 - 16.00
Options Granted                                       112,222      10.00 - 16.00
Options Canceled                                           --                 --
Options Exercised                                          --                 --
--------------------------------------------------------------------------------
December 31, 1997 and 1998                            952,222    $ 10.00 - 16.00
================================================================================

No options were granted, canceled or exercised during 1998.

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

The following table summarizes information about stock options outstanding at December 31, 1998.

                            Outstanding                                        Exercisable
------------------------------------------------------------------------------------------------------
Exercise Price          Shares       Average Life(a)      Average           Shares     Average
Range                                                     Exercise Price               Exercise Price
------------------------------------------------------------------------------------------------------
 $10.00-11.99          627,224            7.84                 $10.00      235,667         $10.00
  12.00-14.99          238,332            7.71                  13.00       91,000          13.00
  15.00-16.00           86,666            7.71                  15.08       31,778          15.05
------------------------------------------------------------------------------------------------------
 Total                 952,222            7.80                 $11.21      358,444         $11.21
======================================================================================================

(a) Average contractual life remaining in years.

The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions for options granted in 1997 and 1996: dividend yields of 0%, weighted average expected volatility of 40% and 61.4%, respectively, weighted average risk-free interest rate of 8.5% and 6.7%, respectively, and weighted average expected lives of 5.5 years and 3.5 years, respectively.

Stock options outstanding at December 31, 1998 were 952,222 shares with weighted-average exercise price of $11.20 ($10.00 - $16.00 range of exercise prices), weighted average remaining contractual life of 7.8 years and 358,444 exercisable at December 31, 1998. Stock options outstanding at December 31, 1997 were 952,222 shares with weighted average exercise price of $11.21 ($10.00 - $16.00 range of exercise prices), weighted average remaining contractual life of
8.8 years and 154,444 exercisable at December 31, 1997; stock options outstanding at December 31, 1996 were 840,000 shares with weighted average price of $11.55 ($10.00 - $16.00 range of exercise prices), weighted average remaining contractual life of 9.8 years and none exercisable at December 31, 1996.

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

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

The pro forma amounts for the year ended December 31, 1998 and for April 12 through December 31, 1997 are:

                                                   1998                     1997
                                        --------------------------------------------------
                                        As Reported   Pro Forma    Pro Forma   As Reported
------------------------------------------------------------------------------------------
Net income attributable to
   common shares                          $  1,665      $   765     $  2,859    $  2,249
------------------------------------------------------------------------------------------
Net income per share:
      Basic net income per share          $    .26      $   .12     $    .44    $    .35
------------------------------------------------------------------------------------------
      Diluted net income per share        $    .25      $   .11     $    .41    $    .32
------------------------------------------------------------------------------------------

The Pro Forma net income amounts of Old THC for January 1 through April 11, 1997 was $48,829.

18. Contingencies and Litigation

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

In 1992, T. Copeland & Sons, Inc. ("Copeland"), the owner of a property adjacent to Maska's manufacturing facility in Bradford, Vermont, filed an action in Vermont Superior Court alleging that its property had been contaminated as a result of the Company's manufacturing activities and seeking compensatory and punitive damages under the Vermont Groundwater Protection Law and various common law theories. In June 1995, Maska settled this action for $1,000 cash, paid in July 1995, and a $6,000 promissory note. Under the Reorganization Plan, Copeland received a distribution of shares of New THC's New Common Stock to satisfy the note. Copeland asserted the right to recover from the Company the difference between the aggregate value of the New Common Stock and the amount of the promissory note. In October 1998, the Bankruptcy Court disallowed Copeland's claim to recover this difference. Copeland filed an appeal of this decision which is pending.

Maska commenced an action in the United States District Court for the District of Vermont (the "Vermont District Court") entitled Maska U.S. Inc. v. Kansa, et al., Doc. No. 1:93-CV-309 against its liability insurers seeking coverage for environmental cleanup costs arising out of claims brought by the State of Vermont and Copeland for their failure to defend or to indemnify Maska with respect to these claims. Maska reached settlements with three

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

of the liability insurers prior to trial. In September 1998, the Company received $4,950 from these liability insurers and included this income, net of $829 of related professional fees, as other income in the Consolidated Statements of Operations. The trial against three remaining liability insurers resulted in a jury verdict, in July 1998, in Maska's favor in the amount of $9,151. The jury verdict compensated Maska for its costs to defend itself against the claims and to clean up the soil and groundwater around its property. In October 1998, appeals were filed by two of the remaining liability insurers in the United States Court of Appeals for the Second Circuit. Those appeals are pending. The Company will continue to account for the verdict and settlements in its financial statements when realized.

B. Product Liability Litigation:

The Company is unaware of any personal injury claims for which there is inadequate insurance coverage.

American Home Assurance Company ("American Home") commenced, in 1991, a declaratory judgment action against the Company in the U.S. District Court for the District of Massachusetts ("Massachusetts District Court") in respect of its duty to defend and to indemnify the Company in an action in Quebec Superior Court in Montreal, Canada to recover defense costs related to a personal injury claim filed in 1989. The Company filed a response to the declaratory judgment action and a counter-claim in Quebec Superior Court alleging American Home failed to fulfill its duty to defend the Company. American Home has alleged that it is entitled to payment in full for any amounts it recovers against the Company. These actions have been settled, providing for a net final payment of $25 to American Home and the execution of mutual releases by all involved parties.

C. Other Litigation:

On October 16, 1997, ZMD Sports Investments Inc. and 2938201 Canada Inc., landlords of the Company's properties located in St. Jean, Quebec and St. Hyacinthe, Quebec, brought motions against the Company requiring the Company to undertake certain repairs to the properties for an estimated amount of $630. The Company believes these motions to be without merit.

In October 1997, the Company (SHC) sold the assets of its ski and snowboard division to Trak Inc. and 3410137 Inc. (collectively, "Trak"). In July 1998, Trak filed a claim against the Company (SHC, SHC Hockey Inc. and Tropsport Acquisitions Inc.) alleging certain incorrect representations and warranties in the context of this sale. They are claiming an amount in excess of $350. The Company believes that this claim is without merit.

Other than certain legal proceedings arising from the ordinary course of business, which the Company believes will not have a material adverse effect on the financial position, results of operations, or cash flows, there is no other litigation pending or threatened against the Company.

19. Segment Information

Reportable Segments

The Company has two reportable segments: Hard Goods and Soft Goods. The Hard Goods segment derives its revenue from the sale of skates, including ice hockey, roller hockey and figure skates, as well as protective hockey

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

equipment and sticks for both players and goaltenders. The Soft Goods segment derives its revenue from the sale of hockey apparel, such as authentic and replica hockey jerseys, as well as a high quality line of baseball style caps, jackets and other casual apparel using its own designs and graphics.

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment assets only include inventory.

Information about Segment Profit or Loss and Segment Assets

For the year ended and as at December 31, 1998

                                                 Hard         Soft       Segment
                                                Goods        Goods       Totals
--------------------------------------------------------------------------------
Net sales                                       73,983       36,834      110,817
Gross profit                                    29,848       15,943       45,791
Depreciation of property, plant
   and equipment                                   861          379        1,240
Segment assets                                  31,019       11,225       42,244
--------------------------------------------------------------------------------

For the year ended and as at December 31, 1997

--------------------------------------------------------------------------------
Net sales                                       82,626       41,128      123,754
Gross profit                                    32,913       17,066       49,979
Depreciation of property, plant
   and equipment                                   892          412        1,304
Segment assets                                  18,186       10,289       28,475
--------------------------------------------------------------------------------

For the year ended and as at December 31, 1996

--------------------------------------------------------------------------------
Net sales                                       92,573       47,748      140,321
Gross profit                                    32,292       15,416       47,708
Depreciation of property, plant
   and equipment                                   770          589        1,359
--------------------------------------------------------------------------------

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Reconciliations of Segment Profit or Loss and Segment Assets
================================================================================
                                                    1998       1997       1996
                                                   -----------------------------
Segment profit or loss                               Years Ended December 31
Gross Profit                                       45,791     49,979     47,708
Unallocated amounts:
   Selling general and administrative
   expenses                                        35,272     38,237     45,831
   Amortization of excess reorganizational
   value and goodwill                               2,606      1,712
   Restructuring and unusual charges                1,900      6,315      4,033
   Chapter 11 and debt related fees                    --      1,243      7,432
   Other (income) expense, net                     (4,588)       712         27
   Interest expense                                 4,108      3,922      9,555
Income (loss) before income taxes,
   and extraordinary gain on
   discharge of debt                                6,493     (2,162)   (19,170)
--------------------------------------------------------------------------------

                                                    1998       1997
---------------------------------------------------------------------
Segment assets
Total assets for reportable segments               42,244     28,475
Unallocated amounts
   Cash                                             2,593      8,051
   Accounts receivable                             36,790     22,759
   Prepaid expenses                                 3,513      2,847
   Income taxes receivable                            971        298
   Other receivables                                3,358      1,660
   Unallocated property, plant and
   equipment, net                                  22,063      9,508
   Intangible and other assets, net                95,646     45,182
---------------------------------------------------------------------
Total assets                                      207,178    118,780
---------------------------------------------------------------------

Geographic Information

Net Sales                                           1998       1997      1996
--------------------------------------------------------------------------------
United States                                      53,101     58,889     70,269
Canada                                             53,392     64,865     70,052
Europe and United Kingdom                           4,324
--------------------------------------------------------------------------------
                                                  110,817    123,754    140,321
--------------------------------------------------------------------------------

The segment of sales was based on location of the subsidiaries from which originated the sales.

Property, plant and equipment & goodwill            1998       1997
---------------------------------------------------------------------
 Canada                                            77,150     46,174
 USA                                               15,360      6,833
 Europe                                            19,951
---------------------------------------------------------------------
                                                  112,461     53,007
---------------------------------------------------------------------

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

20. New Accounting Pronouncements

Effective June 15, 1999, the Company will be required to implement Statement of Financial Accounting 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. The Company has not yet completed its evaluation of the impact of SFAS 133 on the financial statements however the Company does not include significant use of derivative instruments or hedging activities in its business operations.

Effective January 1, 1999, the Company will be required to implement AICPA Statement of Position 98-1 ("SOP 98-1") Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard is not expected to have any significant effect on the Company's financial position or result of operations.

Effective January 1, 1999 the Company will be required to implement AICPA Statement of Position 98-5 ("SOP 98-5") Reporting on the Costs of Start-Up Activities. This standard is not expected to have any significant effect on the Company's financial position or results of operators.

21. Fresh-Start Accounting

In connection with the emergence from bankruptcy, the Company adopted fresh-start reporting, as of April 11, 1997, in accordance with the requirements of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7").

In applying fresh-start reporting, the value of New THC was allocated to the Company's net assets in conformity with the procedures specified by Accounting Principles Board Opinion No. 16 Business Combinations. SOP 90-7 required a determination of the Company's reorganizational value, representing the fair value of all of the Company's assets and liabilities, and an allocation of such values to the assets and liabilities (excluding deferred taxes) based on their relative fair values with the excess in reorganizational value over market values recorded as an intangible asset. As a result, the carrying values of the Company's assets and liabilities were adjusted to fair value as of April 11, 1997. Reorganizational value in excess of amounts allocable to identifiable assets of approximately $48.0 million is being amortized on a straight line basis over twenty years. The application of SOP 90-7 resulted in the creation of a new reporting entity having no retained earnings or accumulated deficit.

For the purpose of the Reorganization Plan, the reorganizational equity value was estimated to be $66.6 million based in part on management's estimates of future operating results. Reorganizational value necessarily assumes that New THC will achieve its estimated future operating results in all material respects. If such results are not achieved, the value of New THC that is ultimately realized could be materially different.

The Reorganization Plan had a significant impact on the financial statements of New THC, including the creation of a new reporting entity upon emergence from bankruptcy through the application of fresh-start reporting pursuant to SOP 90-7. Accordingly, the Company's post-reorganization balance sheets, statements of operations and statements of cash flows, which reflect the application of fresh-start reporting, have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization. For accounting purposes, the inception date of New THC is deemed to be April 12, 1997.

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

The effects of the Reorganization Plan and fresh-start reporting on the Company's balance sheet at April 11, 1997 are as follows:

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 April 11, 1997

ASSETS                                          OLD THC     ADJUSTMENTS       NEW THC

Cash                                           $  40,554    $ (36,098) a     $   4,456
Other  current assets                             64,878         (189) b        64,689
                                               ---------------------------------------
     Total current assets                        105,432      (36,287)          69,145
Property, plant and equipment                     10,382           --           10,382
Intangible and other assets, net                   1,494       48,979  c        50,473
                                               ---------------------------------------
        Total assets                           $ 117,308    $  12,692        $ 130,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Short-term debt                                $      --    $   5,100  d     $   5,100
Accounts payable and accrued liabilities          18,029        3,162  e        21,191
Long term debt, current portion                      280        1,202  f         1,482
Current portion of liabilities subject to
   compromise under reorganization
   proceedings                                    45,035      (42,905) g         2,130
                                               ---------------------------------------
        Total current liabilities                 63,344      (33,441)          29,903
Long-term debt                                        --       32,935  f        32,935
Other liabilities                                    590           --              590
Liabilities subject to compromise under
   reorganization proceedings                    160,164     (160,164) g            --

                                               ---------------------------------------
        Total liabilities                        224,098     (160,670)          63,428

     Stockholders' equity (deficit)             (106,790)     173,362  h        66,572
                                               ---------------------------------------
        Total liabilities and stockholders'
          equity                               $ 117,308    $  12,692        $ 130,000
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

c. To record excess of identifiable asset value as a result of fresh-start reporting, including principally a valuation associated with New THC's trademarks and costs associated with obtaining new credit facilities.

d.    To record borrowings under new credit facilities.

e. To record accounts payable and accrued liabilities incurred pursuant to the Reorganization Plan.

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

f. To record long-term debt under new credit facilities, Senior Secured Notes and other long-term debt incurred pursuant to the Reorganization Plan.

g. To eliminate liabilities in accordance with the Reorganization Plan. The Reorganization Plan resulted in an extraordinary gain on debt forgiveness of approximately $58,726.

h. To reflect fresh-start reporting and the new equity structure of New THC pursuant to the Reorganization Plan.

The following Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1997 has been prepared giving effect to the consummation of the Reorganization Plan, including the implementation of fresh-start reporting, as if consummation had occurred on January 1, 1997. Due to the Reorganization Plan and implementation of fresh-start reporting, financial statements effective April 12, 1997 for New THC are not comparable to financial statements prior to that date for Old THC. However, for presentation of this statement, total results for 1997 are shown under the caption "Total Before Adjustments". The adjustments which give effect to the events that are directly attributable and expected to have a continuing impact on New THC and which are set forth under the caption "Adjustments" reflect the implementation of the Reorganization Plan and the adoption of fresh-start reporting as if they had occurred on January 1, 1997.

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      For the year ended December 31, 1997
                           (Unaudited) (in thousands)

                                       TOTAL BEFORE
                                        ADJUSTMENTS  ADJUSTMENTS      PRO FORMA
                                       -----------------------------------------

Net sales                               $ 123,754    $      --        $ 123,754
                                       -----------------------------------------
Operating income                            3,715        5,608  a         9,323
Debt related fees                           1,243       (1,243) b            --
Other expense, net                            712          210  c           922
Interest expense                            3,922        1,464  d         5,386
                                       -----------------------------------------

Income (loss) from continuing
   operations before income taxes and
   extraordinary gain on discharge
   of debt                                 (2,162)       5,177            3,015

Income taxes                                4,665        1,856  e         6,521
                                       -----------------------------------------

Net income (loss) from continuing
   operations before extraordinary
   gain on discharge of debt               (6,827)       3,321           (3,506)

Extraordinary gain on discharge
   of debt                                 58,726      (58,726) f            --
                                       -----------------------------------------

Net income (loss)                       $  51,899    $ (55,405)       $  (3,506)
                                        ========================================

The following is a brief description of the adjustments made in preparing the Pro Forma Condensed Consolidated Statement of Operations (unaudited).

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

a. To reflect adjustments of $6,315 for restructuring charges, net of $707 for amortization of the intangible associated with fresh-start reporting.

b. To reflect adjustments for costs incurred by Old THC outside of its continuing operations.

c. To reflect amortization of the deferred financing costs associated with New THC's new credit facilities.

d. To reflect incremental interest expense associated with New THC's new credit facilities and Senior Secured Notes.

e.    To reflect income taxes associated with adjustments.

f.    To reflect adjustments for extraordinary gain on discharge of debt.

                                                                     Schedule II

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  Years ended December 31, 1998, 1997, and 1996
                                 (In thousands)

                                                                      Additions
                                                           ---------------------------------

                                             Balance at     Charged to                                                   Balance at
                                            December 31,    costs and                         Translation               December 31,
          Description                           1997        expenses            Acquisition   adjustments   Deductions      1998

Allowance for doubtful accounts                $4,046        (2,109)                455           (75)        (127)         $2,444
                                                                                                               (A)
Allowance for returns, discounts,              $5,886         3,388                 837          (130)        4,597         $5,384
   rebates and cooperative advertising                                                                         (B)

Allowance for excess, obsolete and             $3,418         1,344                 441          (111)        1,942         $3,150
   slow moving inventories

                                                                      Additions
                                                           ---------------------------------

                                                            Charged to           Charged to                              Balance at
                                          Balance at April  costs and              other      Translation               December 31,
          Description                         11, 1997      expenses             accounts    adjustments    Deductions      1997

Allowance for doubtful accounts                $3,489           468                  0           (50)         (139)        $ 4,046
                                                                                                               (A)
Allowance for returns, discounts,              $4,231         7,883                  0           (57)         6,171        $ 5,886
   rebates and cooperative                                                                                     (B)
   advertising
Allowance for excess, obsolete and             $3,891         1,440                  0           (70)         1,843        $ 3,418
   slow moving inventories

                                                                      Additions
                                                           ---------------------------------

                                             Balance at     Charged to           Charged to                               Balance at
                                            December 31,    costs and              other      Translation                 April 11,
          Description                           1996        expenses             accounts    adjustments    Deductions      1997
------------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts                $3,596           248                  0           (27)           328       $ 3,489
                                                                                                               (A)
Allowance for returns, discounts,              $5,112         2,002                  0           (28)         2,855       $ 4,231
   rebates and cooperative                                                                                     (B)
   advertising
Allowance for excess, obsolete and             $4,791            51                  0           (26)           925       $ 3,891
   slow moving inventories

                                                                      Additions
                                                           ---------------------------------

                                             Balance at     Charged to           Charged to                              Balance at
                                            December 31,    costs and              other      Translation               December 31,
          Description                           1995        expenses             accounts    adjustments    Deductions      1996
------------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts                $5,337           621                  0            (6)         2,356       $ 3,596
                                                                                                               (A)
Allowance for returns, discounts,              $7,301         8,968                  0            (7)        11,150       $ 5,112
   rebates and cooperative                                                                                     (B)
   advertising
Allowance for excess, obsolete and             $6,536         4,380                  0           (11)         6,114       $ 4,791
   slow moving inventories
------------------------------------------------------------------------------------------------------------------------------------

(A)   Accounts written off as uncollectible, net of recoveries

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by Item 10 will be set forth under "Election of Directors" in the Company's 1999 Proxy Statement, which is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Item 11 will be set forth under "Executive Compensation" in the Company's 1999 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by Item 12 will be set forth under "Security Ownership of Beneficial Holders" in the Company's 1999 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required by Item 13 will be set forth under "Certain Transactions" in the Company's 1999 Proxy Statement, which is incorporated herein by reference.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) Financial Statements required by Item 14 are included and indexed in Part II, Item 8.

(a)(2) The financial statement schedules filed as part of this report include the following:

         Schedule                                                      Page
         --------                                                      ----

    II   Valuation and Qualifying Accounts and Reserves                 60

(a)(3) The following is a list of all Exhibits filed as part of this Report:

Exhibit No.   Description
-----------   -----------

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

10.23 Waiver and Amendment No. 4 to Credit Agreement, dated as of March 6, 1998, among the Company, #1 Apparel, Inc., Maska U.S., Inc., the Lenders named therein and The Chase Manhattan Bank, as agent. Filed as Exhibit 1 to the Company's Form 8-K dated March 16 , 1998 and incorporated herein by reference.

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

21            Subsidiaries of the Company (filed herewith).

27.1          Financial Data Schedule (filed herewith).

(b) Reports on Form 8-K.

On July 31, 1998, the Company filed a Current Report on Form 8-K announcing that Maska U.S., its wholly-owned subsidiary, obtained a favorable jury verdict in a suit Maska U.S. brought against several insurance companies to recover environmental expenses and damages with respect to its Bradford, Vermont facility. This report was filed in compliance with Item 5 of Form S-8.

On October 13, 1998, the Company filed a Current Report on Form 8-K announcing that it had entered into an agreement to acquire all of the outstanding stock of Sports Holding Corp. and its subsidiaries. This report was filed in compliance with Item 5 of Form 8-K.

On February 9, 1999, the Company filed a Current Report on Form 8-K with respect to the filing of an amendment to the Company's Amended and Restated Certificate of Incorporation pursuant to which the Company changed its name to "The Hockey Company." This report was filed in compliance with Item 5 of Form 8-K.

On February 9, 1999, the Company filed a Current Report on Form 8-K with respect to the completion of the acquisition of Sports Holding Corp. This report was filed in compliance with Item 2 of Form 8-K.

On March 9, 1999, the Company filed a Current Report on Form 8-K with respect to the extension to subsidiaries of the Company of revolving credit loans furnished by General Electric Capital Corporation and General Electric Capital Canada Inc. This report was filed in compliance with Item 5 of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Williston, State of Vermont, on the 13th day of April, 1999.

                                         THE HOCKEY COMPANY


                                         By: /s/ Russell J. David
                                             -----------------------------------
                                         Name:   Russell J. David
                                         Title:  Senior Vice President, Finance
                                                 & Administration

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

Signature                       Title                             Date
---------                       -----                             ----


/s/ Gerald B. Wasserman         Chairman of the Board,            April 13, 1999
-----------------------------   President and Chief
Gerald B. Wasserman             Executive Officer


/s/ Russell J. David            Senior Vice President,            April 13, 1999
-----------------------------   Finance & Administration
Russell J. David


/s/ Paul M. Chute               Director                          April 13, 1999
-----------------------------
Paul M. Chute


/s/ Martin S. Davis             Director                          April 13, 1999
-----------------------------
Martin S. Davis


/s/ Greg S. Feldman             Director                          April 13, 1999
-----------------------------
Greg S. Feldman


/s/ Jason B. Fortin             Director                          April 13, 1999
-----------------------------
Jason B. Fortin


/s/ James C. Pendergast         Director                          April 13, 1999
-----------------------------
James C. Pendergast

                               INDEX TO EXHIBITS

Exhibit No.                                                             Page No.

   21            Subsidiaries of the Company                               71

   27            Financial Data Schedule                                   72