Form 10-K/A
period 1998-12-31
HOCKEY CO
filed 1999-04-30
CIK 880036

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------


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

Item 8.     Financial Statements and Supplementary Data.......................20

Item 9.     Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure............................................61

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant................62

Item 11.    Executive Compensation............................................64

Item 12.    Security Ownership of Certain Beneficial Owners and Management....67

Item 13.    Certain Relationships and Related Transactions....................68

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
              Form 8-K........................................................68

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

Results of Operations

The Company's results of operations as a percentage of net sales for the periods indicated were as follows:

                                                                         Combined
                                                             1998          1997          1996
                                                           ----------------------------------
      Net sales                                             100.0%        100.0%        100.0%
      Gross profit                                           41.3%         40.4%         34.0%
      Selling, general and administrative expenses           31.8%         30.9%         32.7%
      Amortization of excess reorganization value and         2.4%          1.4%           --
        goodwill
      Restructuring and unusual charges                       1.7%          5.1%          2.9%
      Operating income (loss)                                 5.4%          3.0%         (1.6%)
      Chapter 11 and debt related fees                         --           1.0%          5.3%
      Other (income) expense, net                            (4.1%)         0.6%           --
      Interest expense                                        3.7%          3.1%          6.8%

      Income (Loss) before income taxes and
        extraordinary gain on discharge of debt               5.9%         (1.7%)       (13.7%)

      Income taxes                                            4.2%          3.8%         (0.4%)
      Income (Loss) before extraordinary gain on
        discharge of debt                                     1.7%         (5.5%)       (13.3%)
      Extraordinary gain on discharge of debt                  --          47.4%           --
      Net income (loss)                                       1.7%         41.9%        (13.3%)

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

Item 8. Financial Statements and Supplementary Data

                   Index To Consolidated Financial Statements

                                                                            Page
                                                                            ----

Reports of Independent Accountants


            Ernst & Young L.L.P.                                              21
            PriceWaterhouseCoopers, LLP                                       22
            KPMG Wideri Oy Ab                                                 23
            PriceWaterhouseCoopers, LLP                                       24
            Raymond, Chabot, Martin, Pare                                25 - 27


Consolidated Financial Statements

      Consolidated Balance Sheets at December 31, 1998 and 1997               28

      Consolidated Statements of Operations
            for the year ended December 31, 1998, April 12 through
            December 31, 1997, January 1 through April 11, 1997 and
            the year ended December 31, 1996.                                 29

      Consolidated Statements of Stockholders' Equity (Deficit) for the
            year ended December 31, 1998, April 12 through
            December 31, 1997, January 1 through April 11, 1997.              30


      Statements of Comprehensive Income (Loss)
            for the year ended December 31, 1998, April 12 through
            December 31, 1997, January 1 through April 11, 1997
            and the year ended December 31, 1996.                             30


      Consolidated Statements of Cash Flows
            for the year ended December 31, 1998, April 12 through
            December 31, 1997, January 1 through April 11, 1997
            and the year ended December 31, 1996.                        31 - 32

      Notes to Consolidated Financial Statements                         33 - 59

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


Montreal, Canada                                           /s/ Ernst & Young
March 9, 1999.                                             Chartered Accountants

                        Report Of Independent Accountants


To The Board of Directors and Stockholders of Jofa Holdings Group.

We have audited the consolidated balance sheet of Jofa Holdings Group as December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.


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


In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jofa Holdings Group and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with United States generally accepted accounting principles.

Borlange, Sweden
February 12, 1999




/s/ PRICEWATERHOUSECOOPERS, LLP

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


Helsinki, Finland
April 8, 1999


/s/ KPMG Wideri Oy Ab

                        Report Of Independent Accountants

The Board of Directors and Stockholders
SLM International, Inc.


We have audited the consolidated statements of operations, stockholders' (deficit) equity and cash flows of SLM International, Inc. and Subsidiaries for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We did not audit the 1996 financial statements of certain companies, whose financial statements total net sales of $67,182,000 for the years ended December 31, 1996. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those companies, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.


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


In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of SLM International, Inc. and Subsidiaries for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                  /s/ PRICEWATERHOUSECOOPERS LLP


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
                                     ============================================================================================


                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
               For the years ended December 31, 1998, 1997 and 1996
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

                               THE HOCKEY COMPANY
                       (Formerly SLM INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997 AND 1996
                                 (In thousands)

                                                                           New THC                                Old THC
                                                                -------------------------------------------------------------------
                                                                   1998              1997                1997                1996
                                                                   ----              ----                ----                ----
                                                                                    April 12           January 1
                                                                                     through            through
                                                                                   December 31          April 11
                                                                -------------------------------------------------------------------
INVESTING ACTIVITIES:
Acquisition of a subsidiary, net of cash acquired                 (62,933)                 --                 --                 --
Proceeds from sale of subsidiary, net                                  --               1,831                 --                 --
Purchases of fixed assets                                          (3,480)             (1,732)              (285)            (2,776)
Proceeds from sales of fixed assets                                   146                 535                 73                307
Proceeds from disposal of discontinued operations                      --                  --                 --              5,947
                                                                -------------------------------------------------------------------
Net cash provided by (used in) investing activities               (66,267)                634               (212)             3,478
                                                                -------------------------------------------------------------------
FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings                            2,979              (4,685)                --                323
Proceeds from long term debt                                      102,500                  --                 --                 --
Principal payments of debt                                        (70,924)             (2,929)               (89)            (5,737)
Exercise of warrants                                                    8                  --                 --                 --
Issuance of preferred stock                                        10,835                  --                 --                 --
Issuance of common stock purchase warrants                          1,665                  --                 --                 --
Deferred financing costs                                           (5,288)                (63)            (2,146)                --
Liabilities subject to compromise                                      --                  --            (36,098)                --
                                                                -------------------------------------------------------------------

Net cash provided by (used in) financing activities                41,775               (7677)           (38,333)            (5,414)

                                                                -------------------------------------------------------------------
Effects of foreign exchange rate changes on cash
  and cash equivalents                                                (84)               (277)               (22)               (28)
                                                                -------------------------------------------------------------------
Increase (decrease) in cash                                        (5,458)              3,595            (31,133)            16,984
Cash and cash equivalents at beginning of period                    8,051               4,456             35,589             18,605
                                                                -------------------------------------------------------------------
Cash and cash equivalents at end of period                      $   2,593           $   8,051          $   4,456          $  35,589
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

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

b) Long-term debt

The Company's long-term debt at December 31 was as follows:

                                                              1998       1997
Secured loans from Caisse de Depot et
   Placement du Quebec (Canadian $135,800)                  $ 88,182   $     --
Secured Senior Notes                                              --     29,500
Revolving credit facilities with
   Chase Manhattan (note 7a)                                      --      1,375
Capital Leases                                                              165
Other long-term debt                                             386        445

--------------------------------------------------------------------------------

                                                              88,568     31,485
Less: amounts contractually due within
   one year                                                       --     (1,421)

--------------------------------------------------------------------------------

      Total long-term debt, excluding
         current portion                                    $ 88,568   $ 30,064
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


In March 1998, the Company redeemed, in full, the Senior Secured Notes with the proceeds of additional borrowings under its Amended Credit Agreements and with the proceeds from the Amended Term Loan in the principal amount of $15,000 bearing interest at an alternate base rate plus 0.25% per annum or at an interest rate based on LIBOR plus 2.00% per annum. Interest and principal on the Amended Term Loan was payable in quarterly installments ($625 principal) through April 2000, beginning in April 1998. The Amended Term Loan was repaid in full when the Company entered into its Secured Loan Agreement on November 19, 1998.


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

           ------------------------------------------------------

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

                   -----------------------------------------

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
==========================================================================================

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                                    New THC                 Old THC
                                                                    -------                 -------
                                                                     1998                    1997
                                                                     ----                    ----

                                                                U.S.      Non-U.S.       U.S.     Non-U.S.
-----------------------------------------------------------------------------------------------------------
Accounts receivable, principally due to allowance
   for doubtful accounts                                      $  1,500    $   --      $    980    $     --
Inventories, principally due to additional
   costs inventoried for tax purposes                              630        --         1,600          --
Other, net                                                         430        --           320          --
-----------------------------------------------------------------------------------------------------------
                                                                 2,560        --         2,900          --
Valuation allowance                                             (2,560)       --        (2,900)         --
-----------------------------------------------------------------------------------------------------------
Total current deferred tax assets (liabilities)               $     --    $   --      $     --    $     --
===========================================================================================================
Net operating loss carryforwards                                23,300       463        17,750         819
Plant, equipment and depreciation                                   (8)   (1,686)         (150)       (538)

Restructuring accruals                                              --    $1,581            --          --

Other, net                                                         730      (540)        1,000        (942)
-----------------------------------------------------------------------------------------------------------
                                                                24,022      (182)       18,600        (661)
Valuation allowance                                            (24,022)       --       (18,600)       (819)
-----------------------------------------------------------------------------------------------------------
Total non-current deferred tax assets (liabilities)           $     --    $ (182)     $     --    $ (1,480)
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

16. Earnings Per Share

Net income per share for the year ended December 31, 1998 and April 12 through December 31, 1997:


-----------------------------------------------------------------------------------------------------------

                                                                                  New '97 THC    New '97 THC
                                                                                    April 12,     April 12,
                                                                                    Through       Through
                                                            1998         1998     December 31   December 31

-----------------------------------------------------------------------------------------------------------

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
--------------------------------------------------------------------------------


The segmentation of sales was based on location of the subsidiaries from which originated the sales.


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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant


Name                          Age          Position With Company
----                          ---          ---------------------

Gerald B. Wasserman            62          Chief Executive Officer, President,
                                           Chairman of the Board and Director
Paul M. Chute                  44          Director
Martin S. Davis                72          Director
Greg S. Feldman                42          Director
Jason B. Fortin                28          Director
James C. Pendergast            42          Director
Russell J. David               40          Senior Vice-President, Finance &
                                           Administration
Gordon T. Halliday             46          Senior Vice-President, Operations
Lawrence Davenport             52          Vice-President, Sales, U.S.
David Terreri                  45          Vice-President, Distribution &
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

Martin S. Davis became a Director of the Company in April 1997. Since January 1998, Mr. Davis has served as a Managing Partner of Wellspring Capital Management L.L.C., a private equity investment partnership, and since January 1995,has served as a Managing Partner of Wellspring Associates L.L.C. He was the Chief Executive Officer of Paramount Communications, Inc. (f/k/a Gulf + Western Industries, Inc.) from 1983 to 1994. In addition, Mr. Davis serves as a director of Lionel L.L.C., a manufacturer and marketer of toy trains, National Amusements, Inc. and Discovery Zone, Inc. an operator of children's indoor entertainment centers.

Greg S. Feldman became a director of the Company in July 1998. Mr. Feldman is a co-founder and a managing partner of Wellspring Associates L.L.C. and Wellspring Capital Management L.L.C. For four years prior to joining Wellspring, he was vice president in charge of acquisitions at EXOR America Inc. (formerly IFINT USA, Inc.), the U.S. investment arm of the Agnelli Group. For two years before joining EXOR, Mr. Feldman was vice president and co-founder of Clegg Industries, Inc., an investment firm backed by Drexel Burnham Lambert Incorporated to invest in leveraged acquisitions of middle market manufacturing companies.

Jason B. Fortin became a director of the Company in December 1998. Mr. Fortin is a Vice President of Wellspring Associates L.L.C. since March 1995. From 1992 until 1995, Mr. Fortin was in the corporate finance department of Donaldson, Lufkin & Jenrette Securities Corporation.

James C. Pendergast became a Director of the Company in April 1997. Since July 1993, Mr. Pendergast has been a Managing Director of Alliance Corporate Finance Group Inc., an investment advisor to its affiliate The Equitable Life Assurance Society of the United States ("Equitable"). From July 1986 until July 1993, he was employed by Eequitable Capital Management Corp., a subsidiary of Equitable.

Russell J. David, Senior Vice President, Finance & Administration, became Senior Vice-President, Finance of the Company in September 1997 having previously served as Vice-President, Finance since November 1996. From July 1994 through November 1996, he was Senior Vice-President and Chief Financial Officer of Peerless Carpet Corporation, an international carpet and floorcovering manufacturer and distributor. From June 1992 through July 1994, he was Executive Vice-President and Chief Operating Officer of Perrette Inc., a convenience store chain.

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

Board of Directors

The Board of Directors has responsibility for establishing broad corporate policies and for overseeing the performance of the Company, although it is not involved in day-to-day operations. Members of the Board are kept informed of the Company's business by various reports and documents sent to them in anticipation of Board meetings as well as by operating and financial reports presented at Board and various Committee meetings. The Board of Directors held 3 meetings during 1998 with 100% attendance by the directors.

The Board does not have audit, nominating or other corporation committees, but acts, as a whole, in performing the functions of such committees.

Directors do not receive any compensation for services rendered in their capacity as Directors; however, they do receive reimbursement of reasonable out-of-pocket expenses in respect of attendance at meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, the Company's directors, executive officers and holders of more than 10% of the Common Stock are required to report their initial ownership of the Company's equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates with respect to 1998. Based on representations of its directors and executive officers and copies of reports they have filed with the Securities and Exchange Commission, there were no late reports filed for 1998.


Item 11. Executive Compensation


Summary Compensation Table

The following Summary Compensation Table sets forth certain information for the years ended December 31, 1998 and 1997 concerning the cash and non-cash compensation earned by or awarded to the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company as at December 31, 1998 and as at the date hereof:

-------------------------------------------------------------------------------------------------------------
                                              Annual Compensation                   Long-Term Compensation
                                              -------------------                   ----------------------
                                Fiscal                         Other Annual         Stock         All Other
Name and Principal Position      Year    Salary     Bonus     Compensation (1)    Options (2)   Compensation

Gerald B. Wasserman              1998   $350,000                    -0-           -0-                -0-
Chief Executive Officer and      1997   $350,000   $100,000         -0-           72,222             -0-
President

Russell J. David                 1998   $138,300   $ 25,000         -0-           -0-                -0-
Senior Vice President, Finance   1997   $144,780   $ 29,000         -0-           -0-                -0-
and Administration

Gordon T. Halliday               1998   $138,300   $ 25,000         -0-           -0-                -0-
Senior Vice President,           1997   $132,700   $ 29,000         -0-           -0-                -0-
Operations(3)

Lawrence Davenport               1998   $153,000        -0-         -0-           -0-                -0-
Vice-President, Sales, U.S.(4)   1997   $128,288   $ 30,000         -0-           25,000             -0-

David Terreri                    1998   $178,500        -0-         -0-           -0-                -0-
Vice-President, Distribution &   1997   $174,311   $ 35,000         -0-           -0-                -0-
Customer Service(5)
-------------------------------------------------------------------------------------------------------------

(1) Includes other annual compensation nor properly categorized as salary or bonus. In addition, certain perquisites which do not exceed the lesser of $50,000 or 10% of the named individual's salary and bonus are excluded.


(2) Includes options to purchase shares of the Company's Common Stock, par value $0.01 per share (the "New Common Stock"), with respect to the stated number of shares. The shares of New Common Stock were first issued by the Company on the Effective Date of the Reorganization Plan.




(3) Gordon T. Halliday joined the Company as Senior Vice-President, Operations in January 1997 at an annualized salary of Canadian $200,000.

(4) Lawrence Davenport joined the Company as Vice-President, Sales, U.S. in February 1997 at an annualized salary of $150,000.

(5) David Terreri joined the Company as Vice-President, Distribution & Customer Service in January 1997 at an annualized salary of $175,000.

Stock Options and Stock Appreciation Rights

The following tables set forth certain information concerning the granting of options to purchase shares of the Company's New Common Stock to each of the executive officers of the Company named in the Summary Compensation Table above, as well as certain information concerning the exercise and value of such stock options for each of the individuals. Options generally become exercisable over periods of five years and subject to certain exceptions, expire no later than ten years from the date of grant.

                         STOCK OPTIONS GRANTED IN 1998

None.

                         OPTIONS EXERCISED IN 1998 AND
                     VALUE OF OPTIONS AT DECEMBER 31, 1998

-----------------------------------------------------------------------------------------------------------------
                                                                                   Value of Unexercised
                                                   Number of Unexercised               In-the-Money
                          Shares                  Options Held At Year End        Options At Year End (1)
                       Acquired on    Value       ------------------------        ------------------------
Name                     Exercise   Received    Exercisable    Unexercisable    Exercisable   Unexercisable
-----------------------------------------------------------------------------------------------------------------
Gerald B. Wasserman        -0-         -0-        288,888         433,334           N/A            N/A
Russell J. David           -0-         -0-         10,000          15,000           N/A            N/A
Gordon T. Halliday         -0-         -0-         13,000          52,000           N/A            N/A
Lawrence Davenport         -0-         -0-          5,000          20,000           N/A            N/A
David Terreri              -0-         -0-         10,000          40,000           N/A            N/A
-----------------------------------------------------------------------------------------------------------------

The Company's New Common Stock was not issued until April 11, 1997, the Effective Date of the Reorganization Plan. The value of unexercised in-the-money options at year end has not been determined due to the extremely limited amount of trading activity if the Company's New Common Stock.

Employment Agreements

Effective September 1, 1996, the Company entered into a five-year employment agreement with Gerald B. Wasserman employing him as President and Chief Executive Officer of the Company. The employment agreement will be renewed automatically for successive one-year periods unless either party provides timely notice. As compensation for his services during the term of his employment agreement, Mr. Wasserman is entitled to receive a basic salary at a rate of $350,00 per year, which base salary may be increased by the Board of Directors on an annual basis. In addition, Mr. Wasserman was granted options to purchase an aggregate of 722,222 shares of the Company's New Common Stock (of such options, options to purchase 650,000 shares were granted in 1996). An option (the "First Option") with respect to 361,111 of such shares was granted at an exercise price of $10.00 per share, and an option (the "Second Option", and together with the First Option, the "Options") with respect to 361,111 such shares was granted at an exercise prices ranging from $12.00 per share through $16.00 per share. Subject to the provisions of the employment agreement related to early termination, the Options have a term of ten years from the date of grant and vest in five equal annual installments on September 1 of each year, commencing on September 1, 1997.

In the event the Company terminates Mr. Wasserman's employment without "cause", as defined, the Company will be obligated to make severance payments to Mr. Wasserman in an aggregate amount equal to six months of then-current base salary for each completed year of service up to an aggregate amount equal to one-year's then-current base salary. In addition, all granted out unvested First Options will vest immediately and Mr. Wasserman will be entitled to any options which have vested as of the date of such termination. In the event the Company terminates the employment agreement for "cause" as defined, all of the Company's obligations under the employment agreement will terminate as of the date of such termination, except that Mr. Wasserman will be entitled to any Options which have vested as of such date. If Mr. Wasserman resigns by reason of a Downgrading Event following a Change of Control (both as defined therein), the Company will be obligated to pay him an aggregate of twelve months of then-current base salary. Upon a Change of Control, all Options will vest immediately.

Effective September 1, 1997, Russell J. David was elected Senior Vice-President, Finance. Mr. David joined the Company on November 11, 1996 as Vice-President, Finance. Mr. David receives an annual salary of Canadian $200,000, subject to annual review, and is eligible to participate in the Company's bonus plan up to a maximum of 40% of then-current salary pursuant to such plan, with a guaranteed bonus of 20% of his salary for the first year of his employment. Mr. David also has been granted stock options to purchase 25,000 shares of the Company's New Common Stock at an exercise price of $10.00 per share. The options have a term of ten years, vest ratably over five years and vest immediately upon a termination of employment of Mr. David without "cause". Upon three months' notice of termination of employment by the Company, Mr. David will be entitled to receive as severance one year's salary in the first year of service with the Company and up to a maximum of fifteen months thereafter.

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

Effective February 1997, Lawrence Davenport was elected Vice-President, Sales, U.S. of the Company. Mr. Davenport receives an annual salary of $150,000, subject to annual review, and is eligible to participate in the Company's bonus plan. Mr. Davenport has also been granted stock options to purchase 25,000 shares of the Company's New Common Stock at an exercise price of $10.00 per share. These options have a term of ten years, vest ratably over five years and vest immediately upon a termination of Mr. Davenport's employment without "cause". Upon three months' notice by the Company, Mr. Davenport's employment may be terminated and he will be entitled to receive as severance three months' then current base salary for each year of service with the Company up to a maximum of fifteen months.

Effective January 9, 1997, David Terreri was elected Vice-President, Distribution & Customer Service of the Company at a base salary of $175,000 per year, subject to annual review. Mr. Terreri is also eligible to participate in the Company's bonus plan up to a maximum of 40% of the then-current salary with a bonus of 20% of Mr. Terreri's salary guaranteed in the fist year of his employment. Mr. Terreri has been granted stock options to purchase 50,000 shares of the Company's New Common Stock at an exercise price of $10.00 per share. These options have a term of ten years, vest ratably over five years and vest immediately upon a termination of Mr. Terreri's employment without "cause". Upon three months' notice of termination of employment by the Company, Mr. Terreri will be entitled to receive as severance six months' salary per year of service in the first year of service and twelve months' salary per year of service with the Company thereafter up to a maximum of fifteen months.

Retirement and Long-term Incentive Plan

During 1998 the Company introduced a contributory defined contribution plan (the "Pension Plan"). The named executive officers of the Company, Russell J. David, Senior Vice President, Finance & Adminstration, Gordon T. Halliday, Senior Vice President, Operations, Lawrence Davenport, Vice President, Sales, U.S., and David Terreri, Vice President, Distribution & Customer Service, entered into supplementary executive retirement agreements ("SERP"). The SERP benefit equals 2% of base earning at retirement times years of service minius the pension provided by the Company's pension plan. These SERPS are unfunded. The Company also maintains a 401(k) defined contribution plan for its U.S. employees, under which the Company makes a matching contribution of up to 50% of eligible employee contributions. During the year ended December 31, 1998, matching contributions totaling $19,700 were made by the Company on behalf of these executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management


The following table sets forth certain information regarding beneficial ownership of the Company's New Common Stock as of March 26, 1999 (except where otherwise noted) with respect to (a) each person known to be the beneficial owner of more than 5% of the outstanding shares of New Common Stock, (b) each Director of the Company, (c) the Company's executive officers and (d) all officers and directors of the Company as a group (except as indicated in the footnotes to the table, all such shares of New Common Stock are owned with sole voting and investment power):

                                                                  Of Total Number Of Shares
                                                                  Beneficially Owned, Shares
                                      Beneficial Ownership(1)     Which May Be Acquired
Name Of Beneficial Owner            No. Of Shares   % of Class    Within 60 Days
------------------------            -------------   ----------    --------------
WS Acquisition L.L.C.(2)              3,286,845        53.6%               -0-
The Equitable Life Assurance
  Society of the United States(3)     1,253,684        20.5%               -0-
The Northwestern Mutual Life
  Insurance Company(4)                  394,015         6.4%               -0-
Phoenix Home Life Mutual
  Insurance Company(5)                  358,195         5.8%               -0-
Gerald B. Wasserman (6)(7)              288,888         4.7%         2,888,888
Paul M. Chute(5)                            -0-         -0-                -0-
Martin S. Davis(2)                     3,286,845       53.6%               -0-
Greg S. Feldman(2)                          -0-         -0-                -0-
Jason B. Fortin)(2)                         -0-         -0-                -0-
James C. Pendergast(3)                      -0-         -0-                -0-
Russell J. David(6)(7)                   10,000         0.2%            10,000
Gordon T. Halliday(6)(7)                 13,000         0.2%            13,000
Lawrence Davenport (6)(7)                 5,000         0.1%             5,000
David Terreri(6)(7)                      10,000         0.2%            10,000
All Officers and Directors
  as a Group (9 persons)(2)(3)(5)     3,613,733        58.9%           326,888

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

(2) The address for such owner is WS Acquisition L.L.C., 620 Fifth Avenue, New York, New York 10020. Martin S. Davis' beneficial ownership includes 3,286,845 shares owned by WS Acquisition L.L.C. Mr. Davis is a Managing Partner of Wellspring Associates L.L.C. and affiliate of WS Acquisition L.L.C. Greg S. Feldman's beneficial ownership excludes 3,286,845 shares owned by WS Acquisition L.L.C. Mr. Feldman is a Managing Partner of Wellspring Associates L.L.C., an affiliate of WS Acquisition L.L.C. Jason
      B. Fortin's beneficial ownership excludes 3,286,845 shares owned by WS Acquisition L.L.C. Mr. Fortin is a Vice President of Wellspring Associates L.L.C., an affiliate of WS Acquisition L.L.C.

(3) The address for such owner is 1290 Avenue of the Americas, New York, New York 10104. James C. Pendergast's beneficial ownership excludes 1,253,684 shares owned by The Equitable Life Assurance Society of the United States. Mr. Pendergast is a Managing Director of Alliance Corporate Finance Group Inc., an affiliate of The Equitable Life Assurance Life Assurance Society of the United States.

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

(6) The Address for such owners is c/o Masks U.S., Inc., 139 Harvest Lane, Willision, Vermont 05495-8919.

(7) Does not include stock options which have been granted that have not vested as of March 26, 1998 (see Item 11).

Item 13. Certain Relationships and Related Transactions


In 1998 the Company paid its controlling shareholder, Wellspring Capital Management L.L.C., a fee of $975,000 for investment banking services provided in connection with the acquisition of Sports Holding Corp. and related acquisition financing.


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


2.5 Agreement and Plan or Reorganization, dated as of October 6, 1998, among SLM International, Inc., Sports Maska Inc., SLM Acquisition Corp. and Sports Holding Corp. Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 19, 1998 and incorporated herein by reference.


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


10.20 Amendment to Credit Agreement, dated as of May 28, 1997, among the Company, #1 Apparel, Inc., Maska U.S., Inc., the Lenders named therein and The Chase Manhattan Bank, as agent. Filed as Exhibit 1 to the Company's Current Report on Form 8-K dated May 29, 1997 and incorporated herein by reference.

10.21 Amendment No. 2 to Credit Agreement, dated as of January 30, 1997, among the Company, #1 Apparel, Inc., Maska U.S., Inc., the Lenders named therein and The Chase Manhattan Bank, as agent. Filed as
              Exhibit 2 to the Company's Current Report on Form 8-K dated May 29, 1997 and incorporated herein by reference.

10.22 Waiver and Amendment No. 3 to Credit Agreement, dated as of September 30, 1997, among the Company, #1 Apparel, Inc., Maska U.S., Inc., the Lenders named therein and The Chase Manhattan Bank, as agent. Filed as Exhibit 2 to the Company's Current Report on Form 8-K dated March 6, 1998 and incorporated herein by reference.

10.23 Waiver and Amendment No. 4 to Credit Agreement, dated as of March 6, 1998, among the Company, #1 Apparel, Inc., Maska U.S., Inc., the Lenders named therein and The Chase Manhattan Bank, as agent. Filed as Exhibit 1 to the Company's Current Report on Form 8-K dated March 16 , 1998 and incorporated herein by reference.

10.24 Amending Agreement No. 2, dated March 10, 1998 among Sport Maska Inc., SLM Trademark Acquisition Canada Corporation and The Chase Manhattan Bank of Canada. Filed as Exhibit 2 to the Company's Current Report on Form 8-K dated March 16, 1998 and incorporated herein by reference.


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


10.42 Form of Voting Agreement and Irrevocable Proxy, dated as of October ___, 1998, among SLM International, Inc., SLM Acquisition Corp. and the Stockholder whose signature appears on the signature page thereto. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 19, 1998 (and filed on
              February 9, 1999) and incorporated herein by reference.

10.43 Preferred Stock and Warrant Purchase Agreement, dated as of November 19, 1998, by and between Phoenix Home Life Mutual Insurance Company and SLM International, Inc. Filed as Exhibit
              10.2 to the Company's Current Report on Form 8-K dated November 19, 1998 (and filed on February 9, 1999) and incorporated herein by reference.

10.44 Credit Agreement, dated November 19, 1998, among SLM International, Inc. and Sports Maska Inc. (as Borrowers) and Caisse de Depot et Placement du Quebec (as Agent and Lender). Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 19, 1998 (and filed on February 9, 1999) and incorporated herein by reference.

10.45 Credit Agreement, dated as of November 19, 1998, between Maska U.S., Inc., SHC Hockey Inc., the other Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto from time to time. Filed as Exhibit
              10.1 to the Company's Current Report on Form 8-K dated November 19, 1998 (and filed on March 9, 1999) and incorporated herein by reference.

10.46 Credit Agreement, dated as of November 19, 1998, between Sport Maska Inc., Tropsport Acquisitions Inc., the Company, the other Credit Parties signatory thereto, the Lenders signatory thereto from time to time and General Electric Capital Canada Inc. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 19, 1998 (and filed on March 9, 1999) and incorporated herein by reference.

10.47 Intercreditor Agreement, dated as of November 19, 1998, among General Electric Capital Corporation, General Electric Capital Canada Inc., Caisse de Depot et Placement du Quebec, the Company and certain affiliates of the Company signatory thereto. Filed as
              Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 19, 1998 (and filed on March 9, 1999) and incorporated herein by reference.


21            Subsidiaries of the Company (filed herewith).


23.1          Consent of Independent Accountants (filed herewith).


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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Williston, State of Vermont, on the 29th day of April, 1999.


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


Signature                       Title                             Date
---------                       -----                             ----



*                               Chairman of the Board,            April 29, 1999
-----------------------------   President and Chief
Gerald B. Wasserman             Executive Officer


/s/ Russell J. David            Senior Vice President,            April 29, 1999
-----------------------------   Finance & Administration
Russell J. David


*                               Director                          April 29, 1999
-----------------------------
Paul M. Chute


*                               Director                          April 29, 1999
-----------------------------
Martin S. Davis


*                               Director                          April 29, 1999
-----------------------------
Greg S. Feldman


*                               Director                          April 29, 1999
-----------------------------
Jason B. Fortin


*                               Director                          April 29, 1999
-----------------------------
James C. Pendergast


* By /s/ Russell J. David
  ---------------------------
  Russell J. David
  Attorney-in-fact

                               INDEX TO EXHIBITS

Exhibit No.


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

2.5 Agreement and Plan or Reorganization, dated as of October 6, 1998, among SLM International, Inc., Sports Masks Inc., SLM Acquisition Corp. and Sports Holding Corp. Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 19, 1998 and incorporated herein by reference.

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

10.20 Amendment to Credit Agreement, dated as of May 28, 1997, among the Company, #1 Apparel, Inc., Maska U.S., Inc., the Lenders named therein and The Chase Manhattan Bank, as agent. Filed as Exhibit 1 to the Company's Current Report on Form 8-K dated May 29, 1997 and incorporated herein by reference.

10.21 Amendment No. 2 to Credit Agreement, dated as of January 30, 1997, among the Company, #1 Apparel, Inc., Maska U.S., Inc., the Lenders named therein and The Chase Manhattan Bank, as agent. Filed as
              Exhibit 2 to the Company's Current Report on Form 8-K dated May 29, 1997 and incorporated herein by reference.

10.22 Waiver and Amendment No. 3 to Credit Agreement, dated as of September 30, 1997, among the Company, #1 Apparel, Inc., Maska U.S., Inc., the Lenders named therein and The Chase Manhattan Bank, as agent. Filed as Exhibit 2 to the Company's Current Report on Form 8-K dated March 6, 1998 and incorporated herein by reference.

10.23 Waiver and Amendment No. 4 to Credit Agreement, dated as of March 6, 1998, among the Company, #1 Apparel, Inc., Maska U.S., Inc., the Lenders named therein and The Chase Manhattan Bank, as agent. Filed as Exhibit 1 to the Company's Current Report on Form 8-K dated March 16 , 1998 and incorporated herein by reference.

10.24 Amending Agreement No. 2, dated March 10, 1998 among Sport Maska Inc., SLM Trademark Acquisition Canada Corporation and The Chase Manhattan Bank of Canada. Filed as Exhibit 2 to the Company's Current Report on Form 8-K dated March 16, 1998 and incorporated herein by reference.

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

10.42 Form of Voting Agreement and Irrevocable Proxy, dated as of October ___, 1998, among SLM International, Inc., SLM Acquisition Corp. and the Stockholder whose signature appears on the signature page thereto. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 19, 1998 (and filed on
              February 9, 1999) and incorporated herein by reference.

10.43 Preferred Stock and Warrant Purchase Agreement, dated as of November 19, 1998, by and between Phoenix Home Life Mutual Insurance Company and SLM International, Inc. Filed as Exhibit
              10.2 to the Company's Current Report on Form 8-K dated November 19, 1998 (and filed on February 9, 1999) and incorporated herein by reference.

10.44 Credit Agreement, dated November 19, 1998, among SLM International, Inc. and Sports Maska Inc. (as Borrowers) and Caisse de Depot et Placement du Quebec (as Agent and Lender). Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 19, 1998 (and filed on February 9, 1999) and incorporated herein by reference.

10.45 Credit Agreement, dated as of November 19, 1998, between Maska U.S., Inc., SHC Hockey Inc., the other Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto from time to time. Filed as Exhibit
              10.1 to the Company's Current Report on Form 8-K dated November 19, 1998 (and filed on March 9, 1999) and incorporated herein by reference.

10.46 Credit Agreement, dated as of November 19, 1998, between Sport Maska Inc., Tropsport Acquisitions Inc., the Company, the other Credit Parties signatory thereto, the Lenders signatory thereto from time to time and General Electric Capital Canada Inc. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 19, 1998 (and filed on March 9, 1999) and incorporated herein by reference.

10.47 Intercreditor Agreement, dated as of November 19, 1998, among General Electric Capital Corporation, General Electric Capital Canada Inc., Caisse de Depot et Placement du Quebec, the Company and certain affiliates of the Company signatory thereto. Filed as
              Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 19, 1998 (and filed on March 9, 1999) and incorporated herein by reference.


21            Subsidiaries of the Company (filed herewith).


23.1          Consent of Independent Accountants (filed herewith).

27.1          Financial Data Schedule (filed herewith).