Form 10-Q
period 1999-03-27
HOCKEY CO
filed 1999-05-11
CIK 880036

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ---------------------------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 27, 1999

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________to ___________________

Commission file number                    0 - 19596
                       ---------------------------------------------------------

              THE HOCKEY COMPANY (Formerly SLM International, Inc.)
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         13-36-32297
           --------                                         -----------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)

c/o Maska U.S., Inc., 929 Harvest Lane, P.O. Box 1200, Williston, VT     05495
--------------------------------------------------------------------------------
   (Address of principal executive offices)                           (Zip code)

Registrant's telephone number, including area code (802) 872-4226
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days :

YES |X| NO |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS :

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under the plan confirmed by the court :

YES |X| NO |_|

APPLICABLE ONLY TO CORPORATE ISSUERS :

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                     Outstanding at May 11, 1999
             -----                     ---------------------------
         Common Stock,                         6,500,507
         $.01 par value

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                                    FORM 10-Q

                                      Index

Page No.

Part I     Financial Information
------     ---------------------

Item 1.    Financial Statements

           Unaudited Consolidated Balance Sheets at March 27,
           1999,  December 31, 1998 and March 28, 1998                         1

           Unaudited Consolidated Statements of Operations for the
           Three Months ended March 27, 1999 and March 28, 1998                2

           Unaudited Consolidated Statements of Comprehensive Loss
           for the Three Months ended March 27, 1999 and March 28, 1998        3

           Unaudited Consolidated Statements of Cash Flows for the
           Three Months ended March 27, 1999 and March 28, 1998                4

           Notes to Unaudited Consolidated Financial Statements                5

Item  2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                12

Part II    Other Information
-------    -----------------

Item 1.    Legal Proceedings                                                  16

Item 2.    Changes in Securities                                              16

Item 3.    Defaults Upon Senior Securities                                    16

Item 4.    Submission of Matters to a Vote of Security Holders                16

Item 5.    Other Information                                                  16

Item 6.    Exhibits and Reports on Form 8-K                                   16

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                            March 27, 1999   December 31, 1998  March 28, 1998(a)
                                                            --------------   -----------------  -----------------
ASSETS

Current assets
     Cash and cash equivalents                                  $     577         $   2,593         $      77
     Accounts receivable, net                                      26,472            36,790            13,238
     Inventories (see Note 3)                                      52,339            42,244            30,538
     Prepaid expenses and other assets                              5,565             7,842             4,797
                                                                ---------         ---------         ---------
     Total current assets                                          84,953            89,469            48,650
Property, plant and equipment, net of accumulated
     depreciation and amortization ($4,661, $3,605
     and $2,091  respectively)                                     21,829            22,063             9,613
Intangible and other assets, net of accumulated
     amortization (see Note 4)                                     95,566            95,646            44,519
                                                                ---------         ---------         ---------
     Total assets                                               $ 202,348         $ 207,178         $ 102,782
                                                                =========         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Short-term debt (see Note 5a)                              $  11,022         $   8,572         $   4,564
     Accounts payable and accrued liabilities                      24,473            25,929            14,002
     Long-term debt, current portion (see Note 5b)                     --                --             2,826
     Income taxes payable                                           1,680             2,689               999
     Liabilities subject to compromise under
         reorganization proceedings (see Note 2b)                   1,130             1,130             1,130
                                                                ---------         ---------         ---------
     Total current liabilities                                     38,305            38,320            23,521
Long-term debt (see Note 5b)                                       89,818            88,568            12,670
Deferred income taxes                                                 175               182             1,501
                                                                ---------         ---------         ---------
     Total liabilities                                            128,298           127,070            37,692
                                                                ---------         ---------         ---------

Commitments and contingencies (see Note 8)

13% Pay-In-Kind preferred stock (see Note 6)                       10,939            10,870                --
                                                                ---------         ---------         ---------

Stockholders' equity
Commonstock, par value $0.01 per share, 15,000,000
      shares authorized, 6,500,507 shares issued and
      outstanding at March 27, 1999, December 31, 1997 and
      March 28, 1998                                                   65                65                65
Common stock purchase warrants, 159,127 issued and
     outstanding at March 27, 1999 and December 31, 1998            1,665             1,665                --
Additional paid-in capital                                         66,515            66,515            66,515
Retained earnings                                                  (2,246)            4,524            (1,113)
Foreign currency translation adjustments                           (2,888)           (3,531)             (377)
                                                                ---------         ---------         ---------
     Total stockholders' equity                                    63,111            69,238            65,090
                                                                ---------         ---------         ---------
     Total liabilities and stockholders' equity                 $ 202,348         $ 207,178         $ 102,782
                                                                =========         =========         =========

(a) Effective November 19, 1998, the Company acquired all of the issued and outstanding share capital of Sports Holdings Corp. As at March 28, 1998 the balance sheet does not include the accounts of Sports Holdings Corp.

          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                 For the Three Months ended
                                                                   March 27, 1999   March 28, 1998    March 28, 1998
                                                                                          (a)           Proforma (b)
                                                                   -------------------------------------------------
Net sales                                                              $ 27,277         $ 17,517         $ 30,781
Cost of goods sold                                                       16,234           10,892           18,652
                                                                   -------------------------------------------------
       Gross profit                                                      11,043            6,625           12,129
Selling, general and administrative expenses                             13,438            8,654           16,152
       Amortization of excess reorganization value and goodwill           1,047              624            1,154
                                                                   -------------------------------------------------
       Operating loss                                                    (3,442)          (2,653)          (5,177)
Other expense, net                                                          575              105              361
Interest expense                                                          2,637            1,191            2,909
                                                                   -------------------------------------------------
       Loss  before income taxes                                         (6,654)          (3,949)          (8,447)
Income taxes                                                               (360)              23             (457)
                                                                   -------------------------------------------------
Net loss                                                                 (6,294)          (3,972)          (7,990)
Preferred stock dividends                                                   406               --              406
Accretion of 13% Pay-In-Kind preferred stock                                 69               --               69
                                                                   -------------------------------------------------
Net loss attributable to common stockholders                           $ (6,769)        $ (3,972)        $ (8,465)
                                                                   =================================================
Basic and Diluted net loss per share (see Note 7)                      $  (1.04)        $   (.61)        $  (1.30)
                                                                   =================================================

(a) Effective November 19, 1998, the Company acquired all of the issued and outstanding share capital of Sports Holdings Corp. As such, the results of operations of Sports Holdings Corp. for the three months period ended March 28, 1998 are not included

(b) The proforma results of operations for the three months ended March 28, 1998 include the results of operations of Sports Holdings Corp. as if the acquisition of Sports Holdings Corp. had taken place on January 1, 1998.

          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                       (Formerly SLM Intrenational, Inc.)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (In thousands)

                                                                For the Three Months ended
                                                              March 27, 1999   March 28, 1998
                                                                                    (a)
                                                              -------------------------------
Net loss attributable to common stockholders                      $(6,769)        $(3,972)
Foreign currency translation adjustments                              643             172
                                                              -------------------------------
Net comprehensive loss attributable to common stockholders        $(6,126)        $(3,800)
                                                              ===============================

(a) Effective November 19, 1998, the Company acquired all of the issued and outstanding share capital of Sports Holdings Corp. As such, the comprehensive loss of Sports Holdings Corp. for the three month period ended March 28, 1998 is not included.

          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                         For the Three Months ended
                                                                                      -------------------------------
                                                                                      March 27, 1999   March 28, 1998
                                                                                                            (a)
                                                                                      -------------------------------
OPERATING ACTIVITIES :
Net loss                                                                                 $ (6,294)        $ (3,972)
Adjustments to reconcile net income  to net cash provided by (used in)  operating activities :
       Depreciation and amortization                                                        2,477            1,427
       Provisions for inventory, doubtful accounts and other deductions                       375            2,430
       Deferred income taxes                                                                 (390)              --
       Gain on sale and disposal of fixed assets                                               --              (13)
       Loss on foreign exchange                                                               147               --
Change in operating assets and liabilities :
       Accounts receivable                                                                 10,371            7,419
       Inventories                                                                         (9,293)          (1,878)
       Prepaid expenses and other assets                                                    1,438             (228)
       Accounts payable and accrued liabilities                                            (2,350)            (622)
                                                                                      -------------------------------
           Net cash provided by (used in) operating activities                             (3,519)           4,563
                                                                                      -------------------------------

INVESTING ACTIVITIES :
       Purchases of fixed assets                                                             (676)            (636)
       Proceeds from sales of fixed assets                                                     10               30
                                                                                      -------------------------------
           Net cash used in investing activities                                             (666)            (606)
                                                                                      -------------------------------
FINANCING ACTIVITIES :
       Proceeds from borrowings, net                                                        2,447            4,149
       Principal payments on debt                                                            (300)         (30,990)
       Proceeds from long-term debt                                                            --           15,000
       Exercise of warrants                                                                    --                8
       Deferred financing costs                                                                --              (90)
                                                                                      -------------------------------

           Net cash provided by (used in)  financing activities                             2,147          (11,923)
                                                                                      -------------------------------
Effects of foreign exchange rate changes on cash                                               22               (8)
                                                                                      -------------------------------
Decrease in cash                                                                           (2,016)          (7,974)
Cash and cash equivalents at beginning of period                                            2,593            8,051
                                                                                      -------------------------------
Cash and cash equivalents at end of period                                               $    577         $     77
                                                                                      ===============================

(a) Effective November 19, 1998, the Company acquired all of the issued and outstanding share capital of Sports Holdings Corp. As such, the cash flows of Sports Holding Corp. for the three month period ended March 28, 1998 are not included.

          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

1. Description of Business and Summary of Significant Accounting Policies

A. Description of Business, Change of Corporate Name and Principles of
Consolidation:

The Hockey Company was incorporated in September 1991 and reorganized in April 1997.

On January 31, 1999, the Board of Directors of The Hockey Company (the "Company") adopted an amendment to the Company's Certificate of Incorporation by unanimous written consent to change the name of the Company from SLM International, Inc. to The Hockey Company. The amendment was filed with the Secretary of the State of the State of Delaware on February 9, 1999.

The Company designs, develops, manufactures and markets a broad range of sporting goods. The Company manufactures hockey and hockey related products, including hockey uniforms, hockey sticks, protective equipment, hockey, figure and inline skates as well as street hockey products, marketed under the CCM(R) brand name as well as the Jofa(R), Koho(R), Heaton(R), Titan(R), and Canadien
(TM) brand names, and private label brands and licensed sports apparel under the CCM(R) and #1 Apparel(TM) brand names. The Company sells its products worldwide to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors. The Company manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally.

All significant intercompany transactions and accounts are eliminated.

B. Basis of Presentation :

The accompanying unaudited interim consolidated financial statements appearing in this quarterly report have been prepared on a basis consistent with the annual financial statements of THC and its subsidiaries (collectively, the "Company").

In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the Company's Unaudited Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Loss and Statements of Cash Flows for the 1999 and 1998 periods have been included. These unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. Results for the interim periods are not necessarily a basis from which to project results for the full year due to the seasonality of the Company's business. These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998. Certain prior period amounts have been reclassified to conform to the current period presentation.

C. Accounting Pronouncements

Effective June 15, 1999, the Company will be required to implement Statement of Financial Accounting Standards 133 ("SFAS 133") Accounting for Derivative Instruments and Hedging Activities. The Company has not yet completed its evaluation of the impact of SFAS 133 on the financial statements; however, the Company does not include significant use of derivative instruments or hedging activities in its business operations.

Effective January 1, 1999, the Company was required to implement AICPA Statement of Position 98-1 ("SOP 98-1") Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard did not have any significant effect on the Company's financial position or result of operations.

Effective January 1, 1999, the Company was required to implement AICPA statement of Position 98-5 ("SOP 98-5") Reporting on the Costs of Start-Up Activities. This standard did not have any significant effect on the Company's financial position or results of operations.

2. Significant Activities

a) Business Acquisition-Sports Holdings Corporation

Effective November 19, 1998 ("Aquisition Date"), the Company acquired all of the issued and outstanding capital stock of Sports Holdings Corp., a privately held manufacturer and distributor of hockey equipment sold under the Jofa(R), Koho(R), Heaton(R) , Titan(R) and Canadien(TM) brand names, with operations in Canada, the United States, Finland and Sweden. The operations are carried out through Tropsport Acquisitions Inc. in Canada, SHC Hockey Inc. (formerly Karhu U.S.A. Inc.) in the United States, KHF Sports Oy in Finland and JOFA Holding AB, JOFA AB and JOFA Norge A/S in Sweden, all of which were 100%-owned by Sports Holdings Corp. at the acquisition date. The acquisition has been accounted for using the purchase method and, accordingly, the purchase price was allocated to the acquired assets and liabilities based on their estimated fair value as at the acquisition date. The excess of the purchase price over the fair value of the identifiable net assets acquired ($53.1 million) has been recorded as goodwill and is being amortized on a straight-line basis over a period of 25 years. On April 1, 1999, SHC Hockey Inc. merged with Maska U.S., Inc. and Tropsport Acquisitions Inc. amalgamated with Sport Maska Inc.

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

b)  Liabilities Subject to Compromise Under Reorganization Proceedings

THC and six of its subsidiaries (collectively, "Old THC") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Filing") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on October 24, 1995 (the "Petition Date"). The Bankruptcy Court entered an order authorizing the joint administration of Old THC's Chapter 11 cases (the "Chapter 11 Cases"). On September 12, 1996, Old THC filed a Chapter 11 Plan of Reorganization and, on November 13, 1996, Old THC filed a First Amended Chapter 11 Plan of Reorganization, as amended from time to time (the "Reorganization Plan"), with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan which became effective on April 11, 1997 (the "Effective Date") and Old THC emerged from bankruptcy ("New THC").

Substantially all the Company's liabilities as of the Petition Date were subject to compromise under a plan of reorganization, except as otherwise provided by order of the Bankruptcy Court. The Company was generally not permitted to make payments with respect to its pre-Petition Date liabilities until a plan of reorganization was confirmed by the Bankruptcy Court and consummated.

Liabilities subject to compromise under reorganization proceedings consist of priority claims, the repayment of which the Company is required to prioritize under bankruptcy law, which are comprised principally of income and property tax claims. At March 27, 1999, December 31, 1998 and March 28, 1998, priority claims of $1,130 remain subject to resolution with the Bankruptcy Court.

3. Inventories

Net inventories consist of:

                                         March 27, 1999  December 31, 1998     March 28, 1998
---------------------------------------------------------------------------------------------
          Finished products                     $40,403            $31,659            $23,274
          Work in process                         2,866              2,145              1,407
          Raw materials and supplies              9,070              8,440              5,857
---------------------------------------------------------------------------------------------
                                                $52,339            $42,244            $30,538
=============================================================================================

4. Intangible and other assets

Net intangible and other assets consist of:

                                               March 27, 1999  December 31, 1998     March 28, 1998
---------------------------------------------------------------------------------------------------
          Goodwill                                    $52,942            $52,913            $    --
          Excess Reorganization intangible             36,920             37,485             42,920
          Deferred Financing Costs                      4,492              4,878              1,583
          Other                                         1,212                370                 16
---------------------------------------------------------------------------------------------------
                                                      $95,566            $95,646            $44,519
===================================================================================================

Amortization expense for intangible assets was $ 1,475 for the three months ended March 27, 1999 compared to $808 for the three months ended March 28, 1998.

5. Revolving credit facilities and long-term debt

a) Revolving credit facilities

i)

Effective November 19, 1998, two of the Company's U.S. subsidiaries, Maska U.S. Inc. and SHC Hockey Inc. entered into a credit agreement (the "New U.S. Credit Agreement") with the lenders referred to therein and with General Electric Capital Corporation as Agent and Lender. Simultaneously, two of the Company's Canadian subsidiaries, Sport Maska Inc. and Tropsport Acquisitions Inc. entered into a credit agreement (the "New Canadian Credit Agreement") with the lenders referred to therein and General Electric Capital Canada Inc., as Agent and Lender. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements (collectively "the New Credit Agreements") is U.S. $70,000, U.S. $35,000 for each of the New Credit Agreements (or its Canadian dollar equivalent in the case of the Canadian Credit Agreement). Each of the New Credit Agreements is subject to a minimum excess requirement of $1,750. The New Credit Agreements are collateralized by eligible accounts receivable and inventories of the borrowers and are further collateralized by a guarantee of the Company and its other North American subsidiaries. Total borrowings outstanding under the New Credit Agreements at March 27, 1999 and December 31, 1998 were $6,786 and $5,176 (Excluding outstanding letters of credit for $4,600 at March 27, 1999 and $6,400 at December 31, 1998). The New Credit Agreements are for a period of two years with a possible extension of one year by the Company.

Borrowings under the New U.S. Credit Agreements bear interest at rates between U.S. prime plus 0.25%-1.00% and LIBOR plus 1.50%-2.50% depending on the borrowers' Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the New Canadian Credit Agreement bear interest at rates between the Canadian prime rate and 0.75%-2.00% and LIBOR plus

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

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

During March 1998, the Company amended its Old Credit Agreements ("Amended Credit Agreements") to take advantage of its improved borrowing capacity. In completing the amendments the Company redeemed, in full, its Senior Secured Notes and all amounts outstanding under the $4,000 Term Loan under its Old U.S. Credit Agreement. The redemptions were effected by the Amended Credit Agreements (additional revolving credit loan borrowings under the Amended Credit Agreements and the Amended Term Loan) and use of the Company's cash on hand. The maximum amount of loans that may have been outstanding under the Amended Credit Agreements was $60,000, consisting of $45,000 revolving credit loans and a $15,000 term loan ("Amended Term Loan"). Borrowings under the Amended Credit Agreements beared interest at an alternate base rate per annum or at an interest rate based on LIBOR plus 1 3/4% per annum on Amended U.S. revolving credit loans, at Chase Canada's prime rate or at an alternate base rate per annum on Canadian revolving credit loans, and an alternate base rate plus 1/4 per annum or at an interest rate based on LIBOR plus 2% per annum on the Amended Term Loan. Interest and principal on the Amended Term Loan were payable in quarterly installments ($600 principal) through April 2000, beginning in April 1998. Total amounts outstanding under the Amended Credit Agreements were $19,564 at March 28, 1998.

The Old Credit Agreements were fully repaid and the Amended Credit Agreements were cancelled when the Company entered into the New Credit Agreements with General Electric Capital Inc.

b) Long-term debt

Secured Loans

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

Senior Secured Notes

On April 11, 1997, the Company issued $29,500 principal amount of 14% Senior Secured Notes due April 1, 2004 (the "Senior Secured Notes"), pursuant to an Indenture with The Bank of New York, as trustee. Interest was payable on the Senior Secured Notes semi-annually at the rate of 14% per annum, with such interest rate being permanently reduced by up to 4% if the Company met certain earnings tests.

In March 1998, the Company redeemed, in full, the Senior Secured Notes with the proceeds of additional borrowings under its Amended Credit Agreements and with the proceeds from the Amended Term Loan in the principal amount of $15,000 bearing interest at an alternate base rate plus 0.25% per annum or at an interest rate based on LIBOR plus 2.00% per annum. Interest and principal on the Amended Term Loan was payable in quarterly instalment ($625 principal) through April 2000, beginning in April 1998. The Amended Term Loan was repaid in full when the Company entered into its Secured Loan Agreement on November 19, 1998.

6. Preferred Stock

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

On November 19, 1998, the Company issued 100,000 shares of 13% Pay-In-Kind redeemable, $0.01 par value per share, cumulative preferred stock together with warrants to purchase 159,127 common shares of the Company at a purchase price of $0.01 per share, for cash consideration of $12,500 (par value).

The fair value of the warrants was determined to be $1,665 and has been recorded in Stockholder's Equity as common stock purchase warrants. The balance of the proceeds, $10,835, has been recorded as 13% Pay-In-Kind preferred stock. The difference between the redemption value of the preferred stock and the recorded amount is being accreted on a straight-line basis over the seven year period ending November 19, 2005, by a charge to retained earnings.

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

The preferred stock is redeemable, at any time after November 19, 2000, in whole or in part, at the option of the Company, at a redemption price (together with all accumulated and unpaid dividends) as follows :

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

7. Earnings Per Share

Net loss per share for the three month periods are as follows :

Proforma

                                                For the Three     For the Three     For the Three
                                                 Months ended      Months ended      Months ended
                                               March 27, 1999    March 28, 1998    March 28, 1998
                                                                                           (b)
-------------------------------------------------------------------------------------------------
Net loss attributable to common stockholders      $    (6,769)      $    (3,972)      $    (8,465)
Weighted average common shares outstanding          6,500,507         6,500,437         6,500,437
-------------------------------------------------------------------------------------------------
Net loss per share (Basic (a))                    $     (1.04)      $     (0.61)      $     (1.30)
=================================================================================================

(a) Common equivalent shares include warrants and stock options when dilutive. The Company used the average book value of its common stock in calculating the common equivalent shares as required by statement of Financial Accounting Standards no. 128 due to the fact that Company's stock had extremely limited trading volume during the period. As a result of the net losses for the three month period ended March 27, 1999 and March 28, 1998, and the market price used, there was an antidilutive effect and, therefore, Diluted losses per share equal Basic losses per share.

(b) The proforma results of operations for the three months ended March 28, 1998 include the results of operations of Sports Holdings Corp. as if the acquisition of Sports Holdings Corp. had taken place on January 1, 1998.

8. Contingencies and Litigation

A. Environmental Litigation :

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

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Vermont Department of Environmental Conservation in July 1998. The remediation of the property has begun. The estimated cost of remediating the property, as detailed in the CAP, is approximately $2,550. These amounts have and will be paid out over the term of the remediation currently estimated to be 30 years. The Company believes it has accrued sufficient amounts for this matter.

In 1992, T. Copeland & Sons, Inc. (" Copeland ") the owner of a property adjacent to Maska's manufacturing facility in Bradford, Vermont, filed an action in Vermont Superior Court alleging that its property had been contaminated as a result of the Company's manufacturing activities and seeking compensatory and punitive damages under the Vermont Groundwater Protection Law and various common law theories. In June 1995, Maska settled this action for $1,000 cash, paid in July 1995, and a $6,000 promissory note. Under the Reorganization Plan, Copeland received a distribution of shares of New THC's New Common Stock to satisfy the note. Copeland asserted the right to recover from the Company the difference between the aggregate value of the New Common Stock and the amount of the promissory note. In October 1998, the Bankruptcy Court disallowed Copeland's claim to recover this difference. Copeland filed an appeal of this decision which is pending.

Maska commenced an action in the United States District Court for the District of Vermont (the "Vermont District Court") entitled Maska U.S. Inc. v. Kansa, et al., Doc. No. 1 :93-CV-309 against its liability insurers seeking coverage for environmental cleanup costs arising out of claims brought by the State of Vermont and Copeland for their failure to defend or to indemnify Maska with respect to these claims. Maska reached settlements with three of the liability insurers prior to trial. In September 1998, the Company received $4,950 from these liability insurers and included this income, net of $829 of related professional fees, as other income in the Consolidated Statements of Operations. The trial against three remaining liability insurers resulted in a jury verdict, in July 1998, in Maska's favor in the amount of $9,151. The jury verdict compensated Maska for its costs to defend itself against the claims and to clean up the soil and groundwater around its property. In October 1998, appeals were filed by two of the remaining liability insurers in the United States Court of Appeals for the Second Circuit. Those appeals are pending. The Company will continue to account for the verdict and settlements in its financial statements when realized.

B. Product Liability Litigation :

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

C. Other Litigation :

On October 16, 1997, ZMD Sports Investments Inc. and 2938201 Canada Inc., landlords of the Company's properties located in St. Jean, Quebec and St. Hyacinthe, Quebec, brought motions against the Company requiring the Company to undertake certain repairs to the properties for an estimated $630. The Company believes these motions to be without merit.

In October 1997, the Company (SHC) sold the assets of its ski and snowboard division to Trak Inc. and 3410137 Inc., collectively "Trak". In July 1998, Trak filed a claim against the Company (SHC, SHC Hockey Inc. and Tropsport Acquisitions Inc.) alleging certain incorrect representations and warranties in the context of this sale. They are claiming an amount in excess of $350. The Company believes that this claim is without merit.

Other than certain legal proceedings arising from the ordinary course of business, which the Company believes will not have a material adverse effect on the financial position, results of operations or cash flows, there is no other litigation pending or threatened against the Company.

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

9.  Segment Information

Reportable Segments
-------------------

The Company has two reportable segments : Hard Goods and Soft Goods. The Hard Goods segment derives its revenue from the sale of skates, including ice-hockey, roller-hockey and figure skates, as well as protective hockey equipment and sticks for both players and goaltenders. The Soft Goods segment derives its revenue from the sale of hockey apparel, such as authentic and replica hockey jerseys, as well as a high quality line of baseball style caps, jackets and other casual apparel using its own designs and graphics.

Measurement of Segment Profit or Loss and Segment Assets
--------------------------------------------------------

Segment assets only include inventory.

Information about Segment Profit or Loss and Segment Assets
-----------------------------------------------------------

                                                                 Hard     Soft  Segment
                                                                Goods    Goods   Totals
For the three month period ended and as at March 27, 1999
---------------------------------------------------------------------------------------
Net sales                                                      20,324    6,953   27,277
Gross profit                                                    8,379    2,664   11,043
Depreciation of property, plant and equipment                     847      155    1,002
Segment assets                                                 38,997   13,342   52,339
---------------------------------------------------------------------------------------

For the three month period ended and as at March 28, 1998
---------------------------------------------------------------------------------------
Net sales                                                       9,876    7,641   17,517
Gross profit                                                    3,835    2,790    6,625
Depreciation of property, plant and equipment                     424      195      619
Segment assets                                                 19,955   10,583   30,538
---------------------------------------------------------------------------------------

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Reconciliations of segment profit or loss and segment assets
------------------------------------------------------------

                                                               Three Month period ended
                                                                    1999       1998
                                                                  March 27   March 28
---------------------------------------------------------------------------------------
Segment profit or loss
Gross Profit                                                        11,043      6,625
Unallocated amounts :
      Selling general and administrative expenses                   13,438      8,654
      Amortization of excess reorganizational value and goodwill     1,047        624
      Restructuring and unusual charges                                 --         --
      Chapter 11 and debt related fees                                  --         --
      Other  expense, net                                              575        105
      Interest expense                                               2,637      1,191
---------------------------------------------------------------------------------------
Loss before income taxes                                            (6,654)    (3,949)
---------------------------------------------------------------------------------------

                                                                    1999       1998
                                                                  March 27   March 28
---------------------------------------------------------------------------------------
Segment assets
Total assets for reportable segments                                52,339     30,538
Unallocated amounts
      Cash                                                             577         77
      Accounts receivable                                           26,472     13,238
      Prepaid expenses of other receivables                          5,565      4,797
      Unallocated property, plant and  equipment, net               21,829      9,613
      Intangible and other assets, net                              95,566     44,519
---------------------------------------------------------------------------------------
Total assets                                                       202,348    102,782
---------------------------------------------------------------------------------------

Geographic information
----------------------

                                                               Three Month period ended
                                                                    1999       1998
                                                                  March 27   March 28
---------------------------------------------------------------------------------------
United States                                                       12,651      9,171
Canada                                                               8,980      7,598
Europe and United Kingdom                                            5,646        748
---------------------------------------------------------------------------------------
                                                                    27,277     17,517
---------------------------------------------------------------------------------------

The segmentation of sales is based on location of the subsidiaries from which the sales originated.

Property, plant and equipment & goodwill                            1999       1998
                                                                  March 27   March 28
---------------------------------------------------------------------------------------
Canada                                                              76,798     45,991
USA                                                                 15,253      6,542
Europe                                                              19,640         --
---------------------------------------------------------------------------------------
                                                                   111,691     52,533
---------------------------------------------------------------------------------------

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Item 2.

Introduction

The Hockey Company was incorporated in September 1991 and reorganized in April 1997.

On January 31, 1999, the Board of Directors of The Hockey Company (the "Company") adopted an amendment to the Company's certificate of Incorporation by unanimous written consent to change the name of the Company from SLM International, Inc. to The Hockey Company. The amendment was filed with the Secretary of State of the State of Delaware on February 9, 1999.

The operations of The Hockey Company and its subsidiaries (collectively, the "Company") include the design, development, manufacturing and marketing of a broad range of sporting goods. The Company manufactures hockey and hockey related products, including hockey uniforms, hockey sticks, protective equipment, hockey, figure and inline skates and street hockey products, marketed under the CCM(R), JOFA(R), KOHO(R), Heaton(R), Titan(R) and Canadien(TM) brand names, and private label brands and licensed sports apparel under the CCM(R),, and #1 Apparel(TM) names.The Company sells its products worldwide to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors. The Company manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally.

Effective November 19, 1998, the Company acquired all of the issued and outstanding share capital of Sports Holdings, Corp., a privately held manufacturer and marketer of hockey equipment. The results of operations related to this acquisition have been included in these consolidated financial statements from the effective date of acquisiton.

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

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations for the Three Month period ended March 27, 1999 and March 28, 1998.

1999 Compared to 1998 (proforma)

The results of operations for the three month period ended March 27, 1999 is being compared to the proforma results of operations for the three month period ended March 28, 1998 in order to compare 1999 results to 1998 as if the acquisition of Sports Holdings Corp. had taken place on January 1, 1998. The Company believes that this comparison is more meaningful than a comparison to actual 1998 results. Net sales decreased 11.4% to $27.3 million in the three months ended March 27, 1999, as compared to $30.8 million in the three months ended March 28, 1998. The decrease was attributable primarily to lower sales of inline skates, apparel and protective equipment, offset, in part, by higher sales of goaltender equipment and the distribution of non-hockey products in Europe. The Company's customers continued to attempt to reduce their retail and distributor inventory levels to more acceptable levels, having an effect on sales in the first quarter of 1999.

Gross profit for the three months ended March 27, 1999 was $11.0 million compared to $12.1 million in 1998, a decrease of 9.1% attributable to the reduction of sales referred to above. Measured as a percentage of net sales, gross profit margins increased to 40.5% in 1999 from 39.4% in 1998, reflecting the positive results of ongoing cost reduction initiatives, as well as a better sales mix of prime product sales versus discontinued product sales.

For the three months ended March 27, 1999, selling, general and administrative expenses decreased 16.8% to $13.4 million compared to $16.2 million in 1998. Measured as a percentage of net sales, these expenses were 49.3% in 1999 compared to 52.5% in 1998. Selling, general and administrative expenses have been reduced substantially due to ongoing cost reductions resulting from the synergies realized from the acquisition and integration of Sports Holdings Corp.

The amortization of excess reorganization value and goodwill decreased from $1.2 million in 1998 to $1.0 million in 1999. The operating loss for the three month period ending March 27, 1999 was $3.4 million, compared to $5.2 million for the three month period ending March 28, 1998.

Other expense consisted primarily of amortization of deferred financing costs that increased in the fourth quarter of 1998 following the acquisition of Sport Holdings Corp. ($0.4 million of amortization expense in the three months ending March 27, 1999 compared to $0.2 million in the three months ending March 28,
1998).

Interest expense of $2.6 million for the three months ended March 27, 1999 decreased by $0.3 million from the same period for the prior year ($2.9 million).

The Company's net loss for the three months ended March 27, 1999 was $6.3 million compared to $8.0 million for the three months ended March 28, 1998.

Liquidity and Capital Resources

Management expects to finance the Company's working capital and capital expenditures requirements through cash generated by its operations and through its existing credit facilities. Effective November 19, 1998, two of the Company's subsidiaries, Maska U.S. Inc. and SHC Hockey Inc., entered into a credit agreement (the "New U.S. Credit Agreement") with the lenders referred to therein and with General Electric Capital Corporation as Agent and Lender. Simultaneously, two of the Company's Canadian subsidiaries, Sport Maska Inc. and Tropsport Acquisitions Inc., entered into a credit agreement (the " New Canadian Credit Agreement") with the lenders referred to therein and General Electric Capital Canada Inc. as Agent and Lender. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements (collectively, the "New Credit Agreements") is $70.0 million.

The New Credit Agreements are for a period of two years with a possible extension of one year by the Company. Total borrowings outstanding under the New Credit Agreements were $6.8 million on March 28, 1999 (not considering $4.6 million of letters of credit outstanding).

In addition, on November 19, 1998 in connection with its acquisition of Sports Holdings Corp., the Company and Sport Maska Inc. entered into a credit agreement with the Caisse de Depot et Placement du Quebec to borrow the Canadian dollar equivalent of $87,500,000. The loan is for a period of two years, maturing November 19, 2000 and may be extended for an additional one year term at the Company's request and upon payment of an extension fee.

The Company's financing requirements for long-term growth, future capital expenditures and debt service are expected to be met through cash generated from its New Credit Agreements. During the three months ended March 27, 1999, the Company's operations used $3.5 million of cash from its operations as compared to $4.6 million of cash provided in 1998. The difference is mainly attributable to accelerated building of inventory in 1999 compared to 1998. The inventory increased by $10.1 million during the three months period ending March 27, 1999 as compared to $2.1 million during the three month period ending March 28, 1998. Loss before interest, taxes, depreciation, amortization, restructuring and unusual charges (EBITDA) was $1.4 million for the period ended March 27, 1999 compared to $1.3 million in 1998.

Cash used in investing activities during the three months ended March 27, 1999 and the three months ended March 28, 1998 included $0.7 million and $0.6 million, respectively, of purchases of fixed assets.

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

During the three month period ended March 27, 1999, financing activities provided $2.1 million resulting from borrowings under the Company's New Credit Agreements compared to a use of cash of $11.9 million for the same period last year. The use of cash in 1998 resulted primarily from principal payments on debt ($31.0 million) including the redemption of the Senior Secured Notes ($29.5 million) and the term loan under the Old U.S. Credit Agreement ($1.4 million), offset in part by borrowings under the Company's New Credit Agreements for the redemption of its long-term debt.

The Company follows the customary practice in the sporting goods industry of offering extended payment terms to credit-worthy customers on qualified orders. The Company's working capital requirements generally peak in the third and fourth quarters as it builds inventory and make shipments under these extended payment terms.

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

The Company's information system modification objectives, which includes the Year 2000 issues, are being managed by experienced internal professionals and are expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems and by monitoring supplier and other third party interfaces. The Company believes that it will be able to achieve Year 2000 compliance by the end of 1999. While the Company believe its plans are adequate to address its Year 2000 concerns, many factors could affect its ultimate success including, but not limited to, the continued availability of outside resources and adequate financing. The Company has not incurred significant separately identifiable costs related to Year 2000 issues and does not expect to incur significant additional costs in order to become Year 2000 compliant. The time and cost estimates are based on currently available information. The results could differ materially from those anticipated subject to uncertainties regarding the availability of resources and the remediation success of the Company's suppliers and customers among others.

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. The participating countries agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the legacy currencies) and the euro were established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002.) During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency. The Company is addressing the potential impact resulting from the euro conversion, including competitive implications related to pricing and foreign currency considerations.

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

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)
                                     PART II
                                OTHER INFORMATION

Item 1.     Legal Proceedings.

            Reference is made to Note 8 of Notes to Unaudited Consolidated Financial Statements included in Part I of this report.

Item 2.     Changes in Securities.

            None.

Item 3.     Defaults Upon Senior Securities.

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits :

                  27.1 Financial Data Schedule.

            (b)   Reports on Form 8-K :

            (i) On February 9, 1999, the Company filed a Current Report on Form 8-K with respect to the filing of an amendment to the Company's Amended and Restated Certificate of Incorporation pursuant to which the Company changed its name to "The Hockey Company." This report was filed in compliance with Item 5 of Form 8-K.

            (ii) On February 9, 1999, the Company filed a Current Report on Form 8-K with respect to the completion of the acquisition of Sports Holding Corp. This report was filed in compliance with
                  Item 2 of Form 8-K.

            (iii) On March 9, 1999, the Company filed a Current Report on Form
                  8-K with respect to the extension to subsidiaries of the Company of revolving credit loans furnished by General Electric Capital Corporation and General Electric Capital Canada Inc. This report was filed in compliance with Item 5 of Form 8-K.

                               THE HOCKEY COMPANY
                       (Formerly SLM International, Inc.)

SIGNATURES

      Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the town of Williston, state of Vermont, on the 11th day of May, 1999.

THE HOCKEY COMPANY

(Formerly SLM International Inc.).

      (Registrant)

                     By: /s/ Russell J. David
                         -------------------------------------------------------
                         Name:  Russell J. David
                         Title: Senior Vice-President , Finance & Administration
                                (Principal Financial and Accounting Officer)

--------------------------------------------------------------------------------
Date: MAY 11, 1999
--------------------------------------------------------------------------------