Form 10-K/A
period 1998-12-31
HOCKEY CO
filed 1999-05-18
CIK 880036

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

                                      NONE

================================================================================

Item 8. Financial Statements and Supplementary Data

                   Index To Consolidated Financial Statements

                                                                            Page
                                                                            ----

Reports of Independent Accountants


            Ernst & Young LLP                                                 21
            PriceWaterhouseCoopers, LLP                                       22
            KPMG Wideri Oy Ab                                                 23
            PriceWaterhouseCoopers, LLP                                       24
            Raymond, Chabot, Martin, Pare                                25 - 27


Consolidated Financial Statements

      Consolidated Balance Sheets at December 31, 1998 and 1997               28

      Consolidated Statements of Operations
            for the year ended December 31, 1998, April 12 through
            December 31, 1997, January 1 through April 11, 1997 and
            the year ended December 31, 1996.                                 29

      Consolidated Statements of Stockholders' Equity (Deficit) for the
            year ended December 31, 1998, April 12 through
            December 31, 1997, January 1 through April 11, 1997.              30

      Statements of Comprehensive Income (Loss)
            for the year ended December 31, 1998, April 12 through
            December 31, 1997, January 1 through April 11, 1997
            and the year ended December 31, 1996.                             30

      Consolidated Statements of Cash Flows
            for the year ended December 31, 1998, April 12 through
            December 31, 1997, January 1 through April 11, 1997
            and the year ended December 31, 1996.                        31 - 32

      Notes to Consolidated Financial Statements                         33 - 59

                       Report Of Independent Accountants

The Board of Directors and Stockholders
The Hockey Company (formerly SLM International, Inc.)


We have audited the accompanying consolidated balance sheets of The Hockey Company (formerly SLM International, Inc.) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1998 and for the periods January 1, 1997 to April 11, 1997 and April 12, 1997 to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. We did not audit the balance sheet of KHF Sports Oy or Jofa Holdings Group, wholly-owned subsidiaries acquired in 1998, which statements reflect total assets and revenues of $31.2 million and $4.3 million respectively, as of December 31, 1998. Those balance sheets were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the balance sheet data included for KHF Sports Oy and Jofa Holdings Group, is based solely on the report of other auditors.


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



Montreal, Canada                                           /s/ Ernst & Young LLP
March 9, 1999.                                             Chartered Accountants

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Williston, State of Vermont, on the 18th day of May, 1999.


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

Signature                       Title                             Date
---------                       -----                             ----



*                               Chairman of the Board,              May 18, 1999
-----------------------------   President and Chief
Gerald B. Wasserman             Executive Officer


/s/ Russell J. David            Senior Vice President,              May 18, 1999
-----------------------------   Finance & Administration
Russell J. David


*                               Director                            May 18, 1999
-----------------------------
Paul M. Chute


*                               Director                            May 18, 1999
-----------------------------
Martin S. Davis


*                               Director                            May 18, 1999
-----------------------------
Greg S. Feldman


*                               Director                            May 18, 1999
-----------------------------
Jason B. Fortin


*                               Director                            May 18, 1999
-----------------------------
James C. Pendergast


* By /s/ Russell J. David
  ---------------------------
  Russell J. David
  Attorney-in-fact