Form 10-Q
period 1999-08-09
HOCKEY CO
filed 1999-08-10
CIK 880036

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                             -----------------------------


                                      FORM 10-Q

     (Mark One)
     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 26, 1999
                               ------------------------------------------------
                                         OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to
                               ------------------------------     -------------
Commission file number                        0 - 19596
                       --------------------------------------------------------

                THE HOCKEY COMPANY (Formerly SLM International, Inc.)
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

            DELAWARE                                13-36-32297
-------------------------------------------------------------------------------
   (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)              Identification No.)

c/o Maska U.S., Inc., 929 Harvest Lane, P.O. Box 1200, Williston, VT   05495
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip code)

Registrant's telephone number, including area code          (802) 872-4226
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

                          YES      X         NO
                                  ---           ---

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under the plan confirmed by the court :

                          YES      X         NO
                                  ---           ---

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                  Outstanding at August 7, 1999
-------------------------------------------------------------------------------
        Common Stock,                     6,500,541
       $.01 par value

                           THE HOCKEY COMPANY
                               FORM 10-Q
                       CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                             (In thousands)


                                                                                    PAGE NO.
--------------------------------------------------------------------------------------------

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Balance Sheets at June 26, 1999 and
          December 31, 1998                                                             1

          Unaudited Consolidated Statements of Operations for the Three
          Months and Six Months ended June 26, 1999 and for the Three Months
          and Six Months ended June 27, 1998                                            2

          Unaudited Consolidated Statements of Comprehensive (Loss) Income
          for the Three Months and Six Months ended June 26, 1999 for the
          Three Months and Six Months ended June 27, 1998                               3

          Unaudited Consolidated Statements of Cash Flows for the Six Months
          Ended June 26, 1999 and for the Six Months Ended June 27, 1998                4

          Notes to Unaudited Consolidated Financial Statements                          5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                 12


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                             15

Item 2.   Changes in Securities                                                         15

Item 3.   Defaults Upon Senior Securities                                               15

Item 4.   Submission of Matters to a Vote of Security Holders                           15

Item 5.   Other Information                                                             15

Item 6.   Exhibits and Reports on Form 8-K                                              15


                                  THE HOCKEY COMPANY
                                      FORM 10-Q
                              CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                    (In thousands)



                                                                                  June 26, 1999       Dec. 31, 1998
                                                                                  ---------------------------------
ASSETS

Current assets
       Cash and cash equivalents                                                       $     33            $  2,593
       Accounts receivable, net                                                          44,935              36,790
       Inventories (See Note 3)                                                          61,228              42,244
       Prepaid expenses and other assets                                                  6,186               7,842
                                                                                  ---------------------------------
       Total current assets                                                             112,382              89,469

Property, plant and equipment, net of accumulated depreciation and amortization
       ($2,016 and $3,605, respectively)                                                 22,015              22,063
Intangible and other assets, net of accumulated amortization (See note 4)                96,867              95,646
                                                                                  ---------------------------------
       Total assets                                                                    $231,264            $207,178
                                                                                  ---------------------------------
                                                                                  ---------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
       Short-term debt (See Note 5)                                                    $ 34,268            $  8,572
       Accounts payable and accrued liabilities                                          26,694              25,929
       Income taxes payable                                                               1,987               2,689
       Other current liabilities                                                            698               1,130
                                                                                  ---------------------------------
       Total current liabilities                                                         63,647              38,320
Long-term debt (See Note 5)                                                              92,892              88,568
Deferred income taxes                                                                       110                 182
                                                                                  ---------------------------------
       Total liabilities                                                                156,649             127,070
                                                                                  ---------------------------------
Commitments and contingencies (See Note 8)

13% Pay-In-Kind preferred stock (See Note 6)                                             10,977              10,870

Stockholders' equity
Common stock, par value $0.01 per share, 15,000,000 shares authorized,
       6,500,541 shares issued and outstanding at June 26, 1999 and 6,500,007
       shares issued and outstanding at December 31, 1998                                    65                  65
Common stock purchase warrants, 159,127 issued and outstanding at
       June 26, 1999 and December 31, 1998                                                1,665               1,665
Additional paid-in capital                                                               66,515              66,515
Retained (deficit) earnings                                                              (2,620)              4,524
Foreign currency translation adjustments                                                 (1,987)             (3,531)
                                                                                  ---------------------------------
       Total stockholders' equity                                                        63,638              69,238
                                                                                  ---------------------------------
       Total liabilities and stockholders' equity                                      $231,264            $207,178
                                                                                  ---------------------------------
                                                                                  ---------------------------------

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                  THE HOCKEY COMPANY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                           (In thousands, except share data)


                                       1999              1999             1998            1998          1998 Pro-       1998 Pro-
                                                                                                          Forma          Forma
                                  For the Three       For the Six     For the Three    For the Six    For the Three   For the Six
                                  Months ended        Months ended     Months ended    Months ended    Months ended   Months ended
                                    June 26              June 26         June 27(a)      June 27(a)      June 27(b)    June 27(b)
                                  ------------------------------------------------------------------------------------------------
Net sales                            $ 41,637         $ 68,914         $ 24,458         $ 42,279          $ 44,123       $75,208

Cost of goods sold                     22,532           38,766           14,508           25,704            25,698        44,654
                                  ------------------------------------------------------------------------------------------------
  Gross profit                         19,105           30,148            9,950           16,575            18,425        30,554

Selling, general and
     administrative expenses           14,495           27,933            9,057           17,711            15,428        31,580

Amortization of excess
     reorganization
     Value and goodwill                 1,135            2,182              602            1,226             1,135         2,289
                                  ------------------------------------------------------------------------------------------------
  Operating income (loss)               3,475               33              291           (2,362)            1,862        (3,315)

Other (income) expense, net               826            1,401              (99)               6               313           674

Interest expense                        2,577            5,214              492            1,683             2,910         5,819
                                  ------------------------------------------------------------------------------------------------
(Loss) income  before income
     taxes                                 72           (6,582)            (102)          (4,051)           (1,361)       (9,808)

Income taxes                                2             (358)              23               46               (73)         (342)
                                  ------------------------------------------------------------------------------------------------
  Net (loss) income                        70           (6,224)            (125)          (4,097)           (1,288)       (9,466)
                                  ------------------------------------------------------------------------------------------------
                                  ------------------------------------------------------------------------------------------------
Preferred Stock Dividends                 406              812                -                -               406           813

Accretion of 13% Pay-In-Kind
     Preferred Stock                       38              107                -                -                50           119
                                  ------------------------------------------------------------------------------------------------
Net Loss Attributable to Common
     Shareholders                        (374)          (7,143)            (125)          (4,097)           (1,744)      (10,398)
                                  ------------------------------------------------------------------------------------------------
                                  ------------------------------------------------------------------------------------------------
Basic and diluted net income per
     share (See Note 7)                  (0.06)          (1.10)           (0.02)           (0.63)            (0.27)        (1.60)



(a) Effective November 19, 1998, the Company acquired all of the issued and outstanding share capital of Sports Holdings Corp. As such, the results of operations of Sports Holdings Corp. for the three and six month periods ended June 27, 1998 are not included.

(b) The proforma results of operations for the three and six month periods ended June 27, 1998 include the results of operations of Sports Holdings Corp. as if the acquisition of Sports Holdings Corp. had taken place on January 1, 1998.


     The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                THE HOCKEY COMPANY
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                    (UNAUDITED)
                                   (In thousands)





                                                  1999          1999           1998           1998
                                             ---------------------------------------------------------
                                             For the Three   For the Six   For the Three   For the Six
                                              Months ended   Months ended   Months ended  Months ended
                                                 June 26        June 26      June 27(a)     June 27(a)
                                             ---------------------------------------------------------
Net (loss) income                              $ (374)         $ (7,143)      $  (125)       $(4,097)

Foreign currency translation adjustments          901             1,544        (1,581)        (1,109)
                                             ---------------------------------------------------------
Net comprehensive (loss) income                   527            (5,599)       (1,706)        (5,206)
                                             ---------------------------------------------------------
                                             ---------------------------------------------------------


(a) Effective November 19, 1998, the Company acquired all of the issued and outstanding share capital of Sports Holdings Corp. As such, the results of operations of Sports Holdings Corp. for the three and six month periods ended June 27, 1998 are not included.


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                  THE HOCKEY COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (In thousands)


                                                                                            1999              1998
                                                                                        ------------------------------
                                                                                        For the Six      For the Six
                                                                                        Months ended     Months ended
                                                                                            June 26       June 27(a)
                                                                                        ------------------------------
OPERATING ACTIVITIES:
Net (loss) income                                                                           $ (6,224)       $ (4,097)
Adjustments to reconcile net (loss) income  to net cash (used in) provided by operating activities:
        Depreciation and amortization                                                          5,057           2,840
        Provisions for inventory, doubtful accounts and other deductions                       1,690           1,775
        Deferred Income Taxes                                                                   (337)              -
        Loss (gain) on sale and disposal of fixed assets                                          (9)            (53)
        Loss (gain) on foreign exchange                                                          540            (240)
Change in operating assets and liabilities:
        Accounts receivable                                                                   (8,609)           (604)
        Inventories                                                                          (17,729)         (6,421)
        Prepaid expenses and other assets                                                      1,997             311
        Accounts payable and accrued liabilities                                                (979)          1,081
        Income taxes payable                                                                    (858)            517
                                                                                        ------------------------------
              Net cash (used in) provided by operating activities                            (25,461)         (4,891)
                                                                                        ------------------------------
INVESTING ACTIVITIES:
        Purchases of fixed assets                                                             (1,806)         (1,054)
        Proceeds from sales of fixed assets                                                      118              78
                                                                                        ------------------------------
              Net cash (used in) provided by investing activities                             (1,688)           (976)
                                                                                        ------------------------------
FINANCING ACTIVITIES:
        Proceeds from borrowings, net                                                         25,321          15,052
        Principal payments on debt                                                                 -         (31,956)
        Proceeds from long-term debt                                                            (300)         15,000
        Exercise of warrants                                                                       -               8
        Deferred financing costs                                                                   -             (90)
        Liabilities subject to compromise                                                       (432)              -
                                                                                        ------------------------------
              Net cash (used in)  provided by financing activities                            24,589          (1,986)
                                                                                        ------------------------------
Effects of foreign exchange rate changes on cash                                                   -               5
                                                                                        ------------------------------
Decrease in cash                                                                              (2,560)         (7,848)
Cash and cash equivalents at beginning of period                                               2,593           8,051
                                                                                        ------------------------------
Cash and cash equivalents at end of period                                                  $     33        $    203
                                                                                        ------------------------------
                                                                                        ------------------------------

(a) Effective November 19, 1998, the Company acquired all of the issued and outstanding share capital of Sports Holdings Corp. As such, the results of operations of Sports Holdings Corp. for the six month period ended June 27, 1998 are not included.

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

A. DESCRIPTION OF BUSINESS, CHANGE OF CORPORATE NAME AND PRINCIPLES OF CONSOLIDATION

     The Hockey Company was incorporated in September 1991 and reorganized in April 1997.

     On January 31, 1999, the Board of Directors and stockholders of The Hockey Company ("THC" or the "Company") adopted an amendment to the Company's Certificate of Incorporation to change the name of the Company from SLM International, Inc. to The Hockey Company.

     The Company designs, develops, manufactures and markets a broad range of sporting goods. The Company manufactures hockey and hockey related products, including hockey uniforms, hockey sticks, goaltender equipment, protective equipment, hockey, figure and inline skates as well as street hockey products. These are marketed under the CCM-Registered Trademark- brand name as well as the JOFA-Registered Trademark-, KOHO-Registered Trademark-, HEATON-Registered Trademark-, TITAN-Registered Trademark- and Canadien-TM- brand names, and private label brands and licensed sports apparel under the CCM-Registered Trademark- and #1 APPAREL-TM- brand names. The Company sells its products world-wide to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors.
The Company manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally.

     All significant inter-company transactions and accounts are eliminated.

B.  BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements appearing in this quarterly report have been prepared on a basis consistent with the annual financial statements of THC and its subsidiaries (collectively, the "Company").

     In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the Company's Unaudited Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive (Loss) Income and Statements of Cash Flows for the 1999 and 1998 periods have been included. These unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. Results for the interim periods are not necessarily a basis from which to project results for the full year due to the seasonality of the Company's business. These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998. Certain prior period amounts have been reclassified to conform to the current period presentation.

C.  ACCOUNTING PRONOUNCEMENTS

     For years beginning after June 15, 1999, the Company is required to implement Statement of Financial Accounting Standards 133 ("SFAS 133") Accounting for Derivative Instruments and Hedging Activities. The Company has not yet completed its evaluation of the impact of SFAS 133 on the financial statements; however, the Company does not include significant use of derivative instruments or hedging activities in its business operations.

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

2.  SIGNIFICANT ACTIVITIES

BUSINESS ACQUISITION-SPORTS HOLDINGS CORP.

     Effective November 19, 1998 ("Acquisition Date"), the Company acquired all of the issued and outstanding capital stock of Sports Holdings Corp., a privately held manufacturer and distributor of hockey equipment sold under the JOFA-Registered Trademark-, KOHO-Registered Trademark-, HEATON-Registered Trademark-, TITAN-Registered Trademark- and CANADIEN-TM- brand names, with operations in Canada, the United States, Finland and Sweden. The operations were carried out through Tropsport Acquisitions Inc. in Canada, SHC Hockey Inc. (formerly Karhu U.S.A. Inc.) in the United States, KHF Sports Oy in Finland and JOFA Holding AB, JOFA AB and JOFA Norge A/S in Sweden, all of which were 100%-owned by Sports Holdings Corp. at the acquisition date. The acquisition has been accounted for using the purchase method and, accordingly, the purchase price was allocated to the acquired assets and liabilities based on their estimated fair value as at the acquisition date. The excess of the purchase price over the

                                 THE HOCKEY COMPANY
                         (FORMERLY SLM INTERNATIONAL, INC.)
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands, except share data)


fair value of the identifiable net assets acquired ($53.1 million) has been recorded as goodwill and is being amortized on a straight-line basis over a period of 25 years. On April 1, 1999, SHC Hockey Inc. merged with Maska U.S., Inc. and Tropsport Acquisitions Inc. amalgamated with Sport Maska Inc.

3.  INVENTORIES

Net inventories consist of:



                                                 June 26, 1999   December 31, 1998
----------------------------------------------------------------------------------
           Finished products                         $48,477             $31,659
           Work in process                             2,798               2,145
           Raw materials and supplies                  9,953               8,440
                                                 ---------------------------------
                                                     $61,228             $42,244
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------


4.  INTANGIBLE AND OTHER ASSETS

Net intangible and other assets consist of:


                                                 June 26, 1999   December 31, 1998
----------------------------------------------------------------------------------
           Goodwill                                  $53,429             $52,913
           Excess Reorganization intangible           36,385              37,485
           Deferred Financing Costs                    4,169               4,878
           Other                                       2,883                 370
                                                 ---------------------------------
                                                     $96,866             $95,646
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------


Amortization expense for intangible assets was $1,566 and $3,041 for the three and six months ended June 26, 1999, and $4,560 for the twelve months ended December 31, 1998.

5.  REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

a)  REVOLVING CREDIT FACILITIES

i) Effective November 19, 1998, two of the Company's U.S. subsidiaries, Maska U.S. Inc. and SHC Hockey Inc., entered into a credit agreement (the "New U.S. Credit Agreement") with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender. Simultaneously, two of the Company's Canadian subsidiaries, Sport Maska Inc. and Tropsport Acquisitions Inc., entered into a credit agreement (the "New Canadian Credit Agreement") with the lenders referred to therein and General Electric Capital Canada Inc., as Agent and Lender. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements (collectively "the New Credit Agreements") is $70,000, $35,000 for each of the New Credit Agreements (or its Canadian dollar equivalent in the case of the Canadian Credit Agreement). Each of the New Credit Agreements is subject to a minimum excess requirement of $1,750. The New Credit Agreements are collateralized by eligible accounts receivable and inventories of the borrowers and are further collateralized by a guarantee of the Company and its other North American subsidiaries. Total borrowings outstanding under the New Credit Agreements at June 26, 1999 and December 31, 1998 were $27,868 and $8,572 respectively (excluding outstanding letters of credit of $1,893 at June 26, 1999 and $6,374 at December 31, 1998). The New Credit Agreements are for a period of two years with a possible extension of one year by the Company. The Company has sufficient borrowing capacity to meet its operating requirements.

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

                                 THE HOCKEY COMPANY
                         (FORMERLY SLM INTERNATIONAL, INC.)
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands, except share data)


ii) Effective March 18, 1999, Jofa AB, a Swedish subsidiary of the Company, entered into two credit agreements with MeritaNordbanken in Sweden. The maximum amount of loans and letters of credit that may be outstanding under each agreement is SEK 50 million ($6 million) and SEK 15 million ($1.8 million). The SEK 50 million facility is collateralized by the assets of the company, excluding intellectual property, bears interest at a rate of STIBOR plus 0.65% and is renewable annually. The SEK 15 million facility is collateralized by a letter of credit issued by General Electric Capital Corp. and bears interest at a rate of STIBOR plus 0.30% and expires on October 31, 1999. Total borrowings as at June 26, 1999 were SEK 35.9 million ($4.2 million).

     Effective July 14, 1999, KHF Sports Oy, a Finnish subsidiary of the Company, entered into a credit agreement with MeritaNordbanken in Finland. The maximum amount of loans and letters of credit that may be outstanding under the agreement is FIM 30 million ($5.3 million). The facility is collateralized by the assets of the company, bears interest at a rate of EURIBOR plus 2.0% and is renewable annually. Total borrowings as at June 26, 1999 were FIM 12.2 million ($2.2 million).

iii) On April 11, 1997, THC and two of its U.S. subsidiaries, Maska U.S., Inc. and #1 Apparel, Inc. (the "U.S. Subsidiaries"), entered into a Credit Agreement (the "Old U.S. Credit Agreement") with the lenders referred to therein (the "Lenders") and The Chase Manhattan Bank, as Agent ("Chase"). Simultaneously, one of the Company's Canadian subsidiaries, Sport Maska Inc., entered into a Credit Agreement (the "Old Canadian Credit Agreement" and, together with the Old U.S. Credit Agreement, the "Old Credit Agreements") with The Chase Manhattan Bank of Canada ("Chase Canada").

     During March 1998, the Company amended its Old Credit Agreements ("Amended Credit Agreements") to take advantage of its improved borrowing capacity. In completing the amendments the Company redeemed, in full, its Senior Secured Notes and all amounts outstanding under the $4,000 Term Loan under its Old U.S. Credit Agreement. The redemption was effected by the Amended Credit Agreements (additional revolving credit loan borrowings under the Amended Credit Agreements and the Amended Term Loan) and use of the Company's cash on hand. The maximum amount of loans that may have been outstanding under the Amended Credit Agreements was $60,000, consisting of $45,000 revolving credit loans and a $15,000 term loan ("Amended Term Loan").
 Borrowings under the Amended Credit Agreements bore interest at an alternate base rate per annum or at an interest rate based on LIBOR plus 1 3/4% per annum on Amended U.S. revolving credit loans, at Chase Canada's prime rate or at an alternate base rate per annum on Canadian revolving credit loans, and an alternate base rate plus 1/4 per annum or at an interest rate based on LIBOR plus 2% per annum on the Amended Term Loan. Interest and principal on the Amended Term Loan were payable in quarterly instalments ($600 principal) through April 2000, beginning in April 1998. Total amounts outstanding under the Amended Credit Agreements were $29,842 at June 26, 1998.

     The Old Credit Agreements were fully repaid and the Amended Credit Agreements were cancelled when the Company entered into the New Credit Agreements with General Electric Capital Inc on November 19, 1998.

b) LONG-TERM DEBT

SECURED LOANS

     On November 19, 1998, in connection with its acquisition of Sports Holdings Corp., the Company and Sport Maska Inc. entered into a Secured Loan Agreement with the Caisse de Depot et Placement du Quebec to borrow a total of Canadian $135,800. The loan is for a period of two years, maturing November 19, 2000 and may be extended for an additional one-year term at the Company's request and upon payment of an extension fee. The loan bears interest at a rate equal to the Canadian Bankers' Acceptance Rate plus 4% or the Canadian Prime Rate plus 4.5%.

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


6.  PREFERRED STOCK

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

     The preferred stock is redeemable, at any time after November 19, 2000, in whole or in part, at the option of the Company, at a redemption price (together with all accumulated and unpaid dividends) as follows:



Year                 Percentage of par value
2000                          106.500%
2001                          104.333%
2002                          102.166%
2003 and thereafter           100.000%


The preferred stock must be redeemed by the Company upon a change of control or by November 19, 2005.

7.  EARNINGS PER SHARE

NET LOSS PER SHARE FOR THE THREE AND SIX-MONTH PERIODS ARE AS FOLLOWS:




                                              1999           1999           1998             1998       1998 Pro-     1998 pro-
                                                                                                          Forma         Forma
                                          For the Three   For the Six    For the Three  For the Six   For the Three   For the Six
                                          Months ended    Months ended   Months ended   Months ended  Months ended    Months ended
                                             June 26         June 26       June 27(a)    June 27(a)     June 27(b)      June 27(b)
                                          ----------------------------------------------------------------------------------------
Net loss attributable to common
stockholders                               $     (374)      $   (7,143)    $     (125)   $   (4,097)   $     (1,744)  $   (10,398)
Weighted average common shares
outstanding                                 6,500,541        6,500,541      6,500,507     6,500,507       6,500,507     6,500,507
                                          ---------------------------------------------------------------------------------------
Net loss per share (Basic (a))                  (0.06)           (1.10)         (0.02)        (0.63)           (0.27)       (1.60)


(a) Common equivalent shares include warrants and stock options when dilutive. The Company used the average book value of its common stock in calculating the common equivalent shares as required by statement of Financial Accounting Standards no. 128 due to the fact that Company's stock had extremely limited trading volume during the period. As a result of the net losses for the three and six month periods ended June 26, 1999 and June 27, 1998, and the market price used, there was an anti-dilutive effect and, therefore, diluted loss per share equal basic loss per share. At June 26, 1999 and June 27, 1998 outstanding options were not considered in the earnings per share calculation because they would be anti-dilutive.

(b) The proforma results of operations for the three and six months ended June 27, 1998 include the results of operations of Sports Holdings Corp. as if the acquisition of Sports Holdings Corp. had taken place on January 1, 1998.

8.  CONTINGENCIES AND LITIGATION

A.  ENVIRONMENTAL LITIGATION

     In 1992, T. Copeland & Sons, Inc. ("Copeland") the owner of a property adjacent to Maska's manufacturing facility in Bradford, Vermont, filed an action in Vermont Superior Court alleging that its property had been contaminated as a result of the Company's manufacturing activities and seeking compensatory and punitive damages under the Vermont Groundwater Protection Law and various common law theories. In June 1995, Maska settled this action for $1,000 cash, paid in July 1995, and a $6,000 promissory note. Subsequently, Copeland received a distribution of shares of THC's Common Stock to satisfy the note. Copeland asserted the right to recover from the Company the difference between the aggregate value of the Common Stock and the amount of the promissory note. In October 1998, Copeland's claim to recover this difference was disallowed. Copeland filed an appeal of this decision, which is pending.

     Maska commenced an action in the United States District Court for the District of Vermont (the "Vermont District Court") entitled MASKA U.S. INC.
V. KANSA, ET AL., Doc. No. 1: 93-CV-309 against its liability insurers seeking coverage for environmental cleanup costs arising out of claims brought by the State of Vermont and Copeland for their failure to defend or to indemnify Maska with respect to these claims. Maska reached settlements with three of the liability insurers prior to trial. In September 1998, the Company received $4,950 from these liability insurers and included this income, net of $829 of related professional fees, as other income in the Consolidated Statements of Operations. The trial against three remaining liability insurers resulted in a jury verdict, in July 1998, in Maska's favor in the amount of $9,151. The jury verdict compensated Maska for its costs to defend itself against the claims and to clean up the soil and groundwater around its property. In October 1998, appeals were filed by two of the remaining liability insurers in the United States Court of Appeals for the Second Circuit. Those appeals are pending. The Company will continue to account for the verdict and settlements in its financial statements when realized.

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

9.  SEGMENT INFORMATION

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


INFORMATION ABOUT SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS


1999                                                Hard Goods                    Soft Goods              Segment Total
                                      --------------------------------------------------------------------------------------
                                      For the Three   For the Six   For the Three  For the Six   For the Three  For the Six
                                       Months ended   Months ended   Months ended  Months ended   Months ended  Months ended
                                         June 26        June 26        June 26       June 26        June 26       June 26
                                      --------------------------------------------------------------------------------------
Net sales to external customers          $33,412        $53,736         $8,225      $15,178       $41,637       $68,914
Gross profit                              15,361         23,740          3,744        6,408        19,105        30,148
Depreciation of property, plant and
equipment                                    859          1,706            155          310         1,014         2,016
Inventory                                 44,864         44,864         16,364       16,364        61,228        61,228




1998                                             Hard Goods                    Soft Goods                     Segment Total
                                     ---------------------------------------------------------------------------------------------

                                      For the Three    For the Six   For the Three    For the Six    For the Three    For the Six
                                       Months ended    Months ended   Months ended    Months ended    Months ended    Months ended
                                        June 27(a)      June 27(a)     June 27(a)      June 27(a)      June 27(a)      June 27(a)
                                     ---------------------------------------------------------------------------------------------
Net sales to external customers           $16,772         $26,952         $7,686         $15,327         $24,458         $42,279
Gross profit                                7,104          10,939          2,846           5,636           9,950          16,575
Depreciation of property, plant and
equipment                                     472             945            143             285             615           1,230
Inventory                                  22,221          22,221         12,418          12,418          34,639          34,639



RECONCILIATION OF SEGMENT PROFIT OR LOSS


                                                              For the Three      For the Six    For the Three      For the Six
                                                              Months ended      Months ended    Months ended       Months ended
                                                              June 26, 1999     June 26, 1999   June 27, 1998     June 27, 1998
                                                              -----------------------------------------------------------------
Segment Gross Profit                                              $19,105           $30,148          $9,950           $16,575

Unallocated amounts:
         Selling general and administrative expenses               14,495            27,933           9,057            17,711
         Amortization of excess reorganizational value and          1,135             2,182             602             1,226
         goodwill
         Other expense, net                                           826             1,401             (99)                6
         Interest expense                                           2,577             5,214             492             1,683
                                                              ---------------------------------------------------------------
Loss before income taxes                                               72            (6,582)           (102)           (4,051)
                                                              ---------------------------------------------------------------


                                 THE HOCKEY COMPANY
                         (FORMERLY SLM INTERNATIONAL, INC.)
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


ITEM 2.

INTRODUCTION

     The Hockey Company was incorporated in September 1991 and reorganized in April 1997.

     On January 31, 1999, the Board of Directors and stockholders of The Hockey Company (the "Company") adopted an amendment to the Company's certificate of Incorporation to change the name of the Company from SLM International, Inc. to
The Hockey Company.   The amendment was filed with the Secretary of State of the
State of Delaware on February 9, 1999.

     The operations of The Hockey Company and its subsidiaries (collectively, the "Company") include the design, development, manufacturing and marketing of a broad range of sporting goods. The Company manufactures hockey and hockey related products, including hockey uniforms, hockey sticks, protective equipment, hockey, figure and inline skates and street hockey products, marketed under the CCM-Registered Trademark-, JOFA-Registered Trademark-, KOHO-Registered Trademark-, HEATON-Registered Trademark-, TITAN-Registered Trademark- AND CANADIEN-TM- brand names, and private label brands and licensed sports apparel under the CCM-Registered Trademark-,, and #1 APPAREL-TM- names. The Company sells its products worldwide to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors. The Company manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS AND THE THREE MONTHS ENDED JUNE 26,
1999

1999 COMPARED TO 1998 (PROFORMA)

     THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 26, 1999 ARE BEING COMPARED TO THE PROFORMA RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 27, 1998 IN ORDER TO COMPARE 1999 RESULTS TO 1998 AS IF THE ACQUISITION OF SPORTS HOLDINGS CORP. HAD TAKEN PLACE ON JANUARY 1, 1998. THE COMPANY BELIEVES THAT THIS COMPARISON IS MORE MEANINGFUL THAN A COMPARISON TO ACTUAL 1998 RESULTS.

     Net sales decreased 8.4% to $68.9 million in the six months ended June 26, 1999, as compared to $75.2 million in the six months ended June 27, 1998. For the three months ended June 26, 1999 net sales were $41.6 million, representing a 5.6% decrease compared to net sales in the three months ended June 27, 1998 of $44.1 million. The decrease was attributable primarily to lower sales of ice and inline skates, and protective equipment, offset, in part, by higher sales of goaltender equipment and the distribution of non-hockey products in Europe. The Company believes that customers continued to attempt to reduce their retail and distributor inventory levels to more acceptable levels, having an effect on sales in the first half of 1999. In addition, the Company experienced significant shipping backlogs of orders on hand due to the post-acquisition system integration that had taken place as a result of the acquisition and integration of Sports Holding Corp. These changes are not expected to have an impact on operations or result in any lost sales in the third and fourth quarters.

     Gross profit for the six months ended June 26, 1999 was $30.1 million compared to $30.6 million in 1998, a decrease of 1.6%. Gross profit for the three months ended June 26, 1999 was $19.1 million compared to $18.4 million in 1998, an increase of 3.8%, attributable to the mix of products sold in the period. Measured as a percentage of net sales, gross profit margins increased to 43.7% in the first half of 1999 from 40.6% in the same period in 1998. This reflects the positive results of ongoing cost reduction initiatives, as well as a more favourable sales mix.

                                 THE HOCKEY COMPANY
                         (FORMERLY SLM INTERNATIONAL, INC.)
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


     For the six months ended June 26, 1999, selling, general and administrative expenses decreased 11.7% to $27.9 million compared to $31.6 million in the first half of 1998. In the three months ended June 26, 1999, these expenses decreased 5.8% to $14.5 million from $15.4 million in 1998. Measured as a percentage of net sales, these expenses were 40.5% in 1999 compared to 42.0% in 1998. Selling, general and administrative expenses have been reduced substantially due to ongoing cost reductions resulting from the synergies realized from the acquisition and integration of Sports Holdings Corp.

     Earnings before interest, taxes, depreciation and amortization (EBITDA), which is a measure of cash generated from operations, was $4.0 million for the six months ($5.4 million for the three months) ended June 26, 1999 compared to $1.5 million (proforma) for the six months ($4.4 million for the three months) ended June 27, 1998.

     The amortization of excess reorganization value and goodwill decreased slightly from $2.3 million in the first half of 1998 to $2.2 million in the first half of 1999. The operating income for the six month period ended June 26, 1999 was $33 thousand, compared to a loss of $3.3 million for the six month period ending June 26, 1998.

     Other expense consists primarily of amortization of deferred financing costs as a result of the new financing established at the acquisition of Sports Holding Corp. ($0.9 million of amortization expense in the six months ending June 26, 1999 compared to $0.4 million in the six months ending June 27, 1998).

     Interest expense of $5.2 million for the six months ended June 26, 1999 decreased by $0.6 million from the same period for the prior year ($5.8 million). For the three months ended June 26, 1999 interest expense decreased to $2.6 million compared to $2.9 million for the same period of the prior year.

     The Company's net loss for the six months ended June 26, 1999 was $6.2 million compared to $9.5 million for the six months ended June 27, 1998. For the three months ended June 26, 1999, the Company had a net income of $70 thousand compared to a net loss of $1.3 million for the three months ended June 27, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Management expects to finance the Company's working capital and capital expenditures requirements through cash generated by its operations and through its existing credit facilities. Effective November 19, 1998, two of the Company's subsidiaries, Maska U.S. Inc. and SHC Hockey Inc., entered into a credit agreement (the "New U.S. Credit Agreement") with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender. Simultaneously, two of the Company's Canadian subsidiaries, Sport Maska Inc. and Tropsport Acquisitions Inc., entered into a credit agreement (the " New Canadian Credit Agreement") with the lenders referred to therein and General Electric Capital Canada Inc. as Agent and Lender. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements (collectively, the "New Credit Agreements") is $70.0 million.

     The New Credit Agreements are for a period of two years with a possible extension of one year by the Company. Total borrowings outstanding under the New Credit Agreements were $27.9 million on June 26, 1999 (excluding $1.9 million of letters of credit outstanding).

     In addition, on November 19, 1998 in connection with its acquisition of Sports Holdings Corp., the Company and Sport Maska Inc. entered into a credit agreement with the Caisse de Depot et Placement du Quebec to borrow the Canadian dollar equivalent of $87,500,000. The loan is for a period of two years, maturing November 19, 2000 and may be extended for an additional one-year term at the Company's request and upon payment of an extension fee.

     The Company's financing requirements for long-term growth, future capital expenditures and debt service are expected to be met through cash borrowed under its New Credit Agreements. During the six months ended June 26, 1999, the Company's operations used $25.5 million of cash from its operations as compared to $4.9 million of cash used in the first half of 1998. The difference is mainly attributable to the building of inventory and accounts receivable in 1999 compared to 1998. The inventory increased by $17.7 million during the six-month period ending June 26, 1999 as compared to $6.4 million during the six-month period ending June 26, 1998. Accounts receivable increased $8.6 million in the first half of 1999 versus $0.6 million in the same period of 1998.

     Cash used in investing activities during the six months ended June 26, 1999 and the six months ended June 27, 1998 included $1.8 million and $1.1 million, respectively, of purchases of fixed assets.

     During the six month period ended June 26, 1999, financing activities provided $24.6 million primarily from borrowings under the Company's New Credit Agreements compared to a use of cash of $2.0 million for the same period last year. The use of cash in 1998 resulted primarily from principal payments on debt ($32.0 million) including the redemption of the Senior Secured Notes ($29.5 million) and the term loan under the Old U.S. Credit Agreement ($1.4 million), offset in part by borrowings under the Company's New Credit Agreements for the redemption of its long-term debt.

                                 THE HOCKEY COMPANY
                         (FORMERLY SLM INTERNATIONAL, INC.)
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


     The Company follows the customary practice in the sporting goods industry of offering extended payment terms to credit-worthy customers on qualified orders. The Company's working capital requirements generally peak in the third and fourth quarters as it builds inventory and make shipments under these extended payment terms, resulting in accounts receivable.

YEAR 2000 CONVERSION

     The inability of business processes to continue to function correctly in the Year 2000 could have serious adverse effects on companies and entities throughout the world. The Company has undertaken a global effort to identify and mitigate Year 2000 issues in its information systems, products, facilities, suppliers and customers.

     The Company recognizes the need to ensure that its systems, applications and hardware will recognize and process transactions for the Year 2000 and beyond. The Company, in its continuing efforts to increase efficiency and improve operations, initiated information system modifications. The information system modifications include, but are not limited to, Year 2000 compliance programs to ensure that all systems and key processes will function properly with respect to dates related to the Year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues when their systems interface with the Company's systems or may otherwise impact operations. Based on the Company's evaluation to date, management believes that alternative sources of supply are available or could be developed within a reasonable amount of time should compliance become an issue for individual suppliers to the Company.

     The Company's information system modification objectives, which includes the Year 2000 issues, are being managed by experienced internal professionals and are expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems and by monitoring supplier and other third party interfaces. The Company believes that it will be able to achieve Year 2000 compliance before the end of 1999. While the Company believes its plans are adequate to address its Year 2000 concerns, many factors could affect its ultimate success including, but not limited to, the continued availability of outside resources and adequate financing. The Company has not incurred significant separately identifiable costs related to Year 2000 issues and does not expect to incur significant additional costs in order to become Year 2000 compliant. The time and cost estimates are based on currently available information. The results could differ materially from those anticipated subject to uncertainties regarding the availability of resources and the remediation success of the Company's suppliers and customers among others.

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

     Management currently believes that the introduction of the Euro will not have a material impact related to pricing or foreign currency exposures. Finland and Sweden, where the Company has overseas operations, are not member countries of the European Union, and as a result, did not adopt the Euro. The subsidiaries' transactions and debt are denominated in their local currencies. However, uncertainty exists as to the effects the Euro will have on the marketplace.

                                 THE HOCKEY COMPANY
                                      PART II
                                 OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          Reference is made to Note 8 of the Notes to Unaudited
          Consolidated Financial Statements included in Part I of this report.

ITEM 2.   CHANGES IN SECURITIES.
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.

Item 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits:

                27.1   Financial Data Schedule.

          (b) Reports on Form 8-K:

                No reports were filed on Form 8-K during the three months ended June 26, 1999.

                                 THE HOCKEY COMPANY



                                     SIGNATURES

          Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE HOCKEY COMPANY
                         (Formerly SLM International, Inc.)
                                     (REGISTRANT)


                     By: /s/ Russell J. David
                         ------------------------------
                         Name:  Russell J. David
                         Title: Senior Vice President, Finance
                                (Principal Financial and Accounting Officer)




Date: August 9, 1999