Form 10-Q
period 1999-11-02
HOCKEY CO
filed 1999-11-08
CIK 880036

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      -----------------------------------

                                    FORM 10-Q

    (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 25, 1999
                               -------------------------------------------------

                                       OR

     [    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------
Commission file number                    0 - 19596
                       ---------------------------------------------------------

                               THE HOCKEY COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                             13-36-32297
--------------------------------------------------------------------------------
    (State or other jurisdiction of              (IRS Employer
     incorporation or organization)            Identification No.)

c/o Maska U.S., Inc., 929 Harvest Lane, P.O. Box 1200, Williston, VT   05495
--------------------------------------------------------------------------------
         (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code      (802) 872-4226
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

               YES      X                       NO
                     ------                           -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

                  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under the plan confirmed by the court :

              YES      X                        NO
                    ------                            -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Outstanding at October 28, 1999
--------------------------------------------------------------------------------
       Common Stock,                             6,500,549
      $.01 par value

                               THE HOCKEY COMPANY
                                    FORM 10-Q
                                      INDEX




                                                                                                           PAGE NO.
-------------------------------------------------------------------------------------------------------------------

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Unaudited Consolidated Balance Sheets at September 25, 1999 and
           December 31, 1998                                                                                 1

           Unaudited Consolidated Statements of Operations for the Three
           Months and Nine Months ended September 25, 1999 and for the
           Three Months and Nine Months ended September 26, 1998                                             2

           Unaudited Consolidated Statements of Comprehensive (Loss) Income
           for the Three Months and Nine Months ended September 25, 1999 and
           for the Three Months and Nine Months ended September 26, 1998                                     3

           Unaudited Consolidated Statements of Cash Flows for the Nine Months
           Ended September 25, 1999 and for the Nine Months ended September
           26, 1998                                                                                          4

           Notes to Unaudited Consolidated Financial Statements                                              5


Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                            11

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                14

Item 2.    Changes in Securities                                                                            14

Item 3.    Defaults Upon Senior Securities                                                                  14

Item 4.    Submission of Matters to a Vote of Security Holders                                              14

Item 5.    Other Information                                                                                14

Item 6.    Exhibits and Reports on Form 8-K                                                                 14

                               THE HOCKEY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)



                                                                               Sept. 25, 1999       Dec. 31, 1998
                                                                             ----------------------------------------
ASSETS

Current assets
     Cash and cash equivalents                                                     $     (21)          $   2,593
     Accounts receivable, net                                                         76,280              36,790
     Inventories (See Note 3)                                                         50,301              42,244
     Prepaid expenses and other assets                                                 3,532               7,842
                                                                                   -----------------------------
     Total current assets                                                          $ 130,092           $  89,469

Property, plant and equipment, net of accumulated depreciation and
     amortization ($3,000 and $3,605, respectively)                                   21,653              22,063
Intangible and other assets, net of accumulated amortization (See note 4)             94,731              95,646
                                                                                   -----------------------------
     Total assets                                                                  $ 246,476           $ 207,178
                                                                                   -----------------------------
                                                                                   -----------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Short-term debt (See Note 5)                                                  $  44,566           $   8,572
     Accounts payable                                                                  5,960               8,660
     Accrued liabilities                                                              22,155              17,269
     Income taxes payable                                                              1,038               2,689
     Other current liabilities                                                           698               1,130
                                                                                   -----------------------------
     Total current liabilities                                                     $  74,417           $  38,320
Long-term debt (See Note 5)                                                           92,240              88,568
Deferred income taxes                                                                    162                 182
                                                                                   -----------------------------
     Total liabilities                                                             $ 166,819           $ 127,070
                                                                                   -----------------------------

Commitments and contingencies (See Note 8)



13% Pay-In-Kind preferred stock (See Note 6)                                          11,036              10,870

Stockholders' equity
Common stock, par value $0.01 per share, 15,000,000 shares authorized,
      6,500,549 shares issued and outstanding at September 25, 1999 and
      6,500,007 shares issued and outstanding at December 31, 1998                        65                  65
Common stock purchase warrants, 159,127 issued and outstanding at
 September 25, 1999 and December 31, 1998                                              1,665               1,665
Additional paid-in capital                                                            66,515              66,515
Retained earnings                                                                      2,272               4,524
Foreign currency translation adjustments                                              (1,896)             (3,531)
                                                                                   -----------------------------
     Total stockholders' equity                                                    $  68,621           $  69,238
                                                                                   -----------------------------
     Total liabilities and stockholders' equity                                    $ 246,476           $ 207,178
                                                                                   -----------------------------
                                                                                   -----------------------------

 The accompanying notes are an integral part of the unaudited consolidated financial statements.
                                       1

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (In thousands, except share data)


                                                                                                   1998
                                          1999          1999          1998           1998        Pro-Forma       1998
                                         For the                     For the                      For the      Pro-Forma
                                          Three     For the Nine      Three      For the Nine      Three     For the Nine
                                      Months ended  Months ended  Months ended   Months ended  Months ended  Months ended
                                        Sept. 25      Sept. 25    Sept. 26 (a)   Sept. 26 (a)  Sept. 26 (b)  Sept. 26 (b)
                                      -------------------------------------------------------------------------------------
Net sales                                $   69,879    $  138,793    $   33,795     $   76,074    $   60,924   $   136,132

Cost of goods sold                           40,935        79,701        19,486         45,190        35,003        79,657
                                      -------------------------------------------------------------------------------------
       Gross profit                      $   28,944    $   59,092    $   14,309     $   30,884    $   25,921    $   56,475

Selling, general and administrative
    expenses                                 16,641        44,574         8,694         26,405        15,017        46,597

Amortization of excess reorganization
      value and goodwill                      1,113         3,295           603          1,829         1,636         3,392
                                      -------------------------------------------------------------------------------------
       Operating income                  $   11,190    $   11,223    $    5,012     $    2,650    $    9,268    $    6,486

Other (income) expense, net (c)                 552         1,953        (4,302)        (4,026)       (4,695)       (3,488)

Interest expense                              3,485         8,699           686          2,369         2,910         8,729
                                      -------------------------------------------------------------------------------------
Income  before income taxes              $    7,153     $     571    $    8,358     $    4,307    $   11,053    $    1,245

Income taxes                                  1,795         1,437         2,305          2,351           409            67
                                      -------------------------------------------------------------------------------------
       Net income (loss)                 $    5,358     $    (866)   $    6,053     $    1,956    $   10,644    $    1,178
                                      =====================================================================================
Preferred stock dividends                       407         1,219             -              -           406         1,219

Accretion of 13% Pay-In-Kind
  preferred stock                                59           166             -              -            50           169
                                      -------------------------------------------------------------------------------------
Net (loss) income attributable to
 common shareholders                     $    4,892    $   (2,251)   $    6,053     $    1,956    $   10,188    $    (210)
                                      =====================================================================================
Basic (loss) earnings per share
      (See Note 7)                       $    0.75     $   (0.35)    $     0.93     $     0.30    $     1.57    $    (0.03)
Diluted (loss) earnings per share
      (See Note 7)                       $    0.73     $   (0.35)    $     0.90     $     0.30    $     1.52    $    (0.03)


(a) Effective November 19, 1998, the Company acquired all of the issued and outstanding share capital of Sports Holdings Corp. As such, the results of operations of Sports Holdings Corp. for the three and nine month periods ended September 26, 1998 are not included.

(b) The proforma results of operations for the three and nine month periods ended September 26, 1998 include the results of operations of Sports Holdings Corp. as if the acquisition of Sports Holdings Corp. had taken place on January 1, 1998.

(c) In 1998, the Company reported other income of $4.1 million as a result of the settlement of certain outstanding litigation.


 The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                   (UNAUDITED)
                                 (In thousands)


                                                    1999              1999              1998              1998
                                              ------------------------------------------------------------------------
                                                For the Three     For the Nine      For the Three     For the Nine
                                                Months ended      Months ended      Months ended      Months ended
                                                  Sept. 25          Sept. 25         Sept. 26(a)       Sept. 26(a)
                                              ------------------------------------------------------------------------
Net income                                         $      4,892      $     (2,251)     $      6,053      $      1,956
Foreign currency translation adjustments                     91             1,635            (1,211)           (2,320)
                                              ------------------------------------------------------------------------

Net comprehensive (loss) income                    $      4,983      $       (616)     $      4,842      $       (364)
                                              ------------------------------------------------------------------------


(a) Effective November 19, 1998, the Company acquired all of the issued and outstanding share capital of Sports Holdings Corp. As such, the results of operations of Sports Holdings Corp. for the three and nine-month periods ended September 26, 1998 are not included.

 The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)



                                                                      1999             1998
                                                                ------------------------------------
                                                                  For the Nine      For the Nine
                                                                  Months ended      Months ended
                                                                    Sept. 25        Sept. 26(a)
                                                                ------------------------------------
OPERATING ACTIVITIES:
Net (loss) income                                                 $        (866)      $       1,956
Adjustments to reconcile net (loss) income  to net cash (used
     in) provided by operating activities:
       Depreciation and amortization                                       7,611              4,225
       Provisions for inventory, doubtful accounts and other
           deductions                                                      3,225              4,313
       Deferred Income Taxes                                                   -              1,441
       Loss (gain) on sale and disposal of fixed assets                       23                (92)
       Loss (gain) on foreign exchange                                       566               (378)
Change in operating assets and liabilities:
       Accounts receivable                                               (41,772)           (14,937)
       Inventories                                                        (7,700)            (2,193)
       Prepaid expenses and other assets                                   3,426                112
       Accounts payable and accrued liabilities                              629                955
       Income taxes payable                                                 (758)                 -
                                                                ------------------------------------
           Net cash (used in) provided by operating activities     $     (35,616)     $      (4,598)
                                                                ------------------------------------
INVESTING ACTIVITIES:
       Purchases of fixed assets                                          (2,210)            (1,486)
       Proceeds from sales of fixed assets                                   154                110
                                                                ------------------------------------
           Net cash (used in) provided by investing activities     $      (2,056)     $      (1,376)
                                                                ------------------------------------
FINANCING ACTIVITIES:
       Proceeds from borrowings, net                                      35,789             16,184
       Principal payments on debt                                           (300)           (32,716)
       Proceeds from long-term debt                                            -             15,000
       Exercise of warrants                                                    -                  8
       Deferred financing costs                                                -                (90)
       Liabilities subject to compromise                                    (432)                 -
                                                                ------------------------------------
           Net cash (used in)  provided by financing activities    $      35,057      $      (1,614)
                                                                ------------------------------------
Effects of foreign exchange rate changes on cash                               1                (77)
                                                                ------------------------------------
Decrease in cash                                                  $       (2,614)     $      (7,665)
Cash and cash equivalents at beginning of period                           2,593              8,051
                                                                ------------------------------------
Cash and cash equivalents at end of period                        $          (21)     $         386
                                                                ====================================



(a) Effective November 19, 1998, the Company acquired all of the issued and outstanding share capital of Sports Holdings Corp. As such, the results of operations of Sports Holdings Corp. for the nine- month period ended September 26, 1998 are not included.

 The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF BUSINESS, CHANGE OF CORPORATE NAME AND PRINCIPLES OF CONSOLIDATION

        The Hockey Company was incorporated in September 1991 and reorganized in April 1997.

        On January 31, 1999, the Board of Directors and stockholders of The Hockey Company ("THC") adopted an amendment to the Company's Certificate of Incorporation to change the name of THC from SLM International, Inc. to The Hockey Company.

        THC designs, develops, manufactures and markets a broad range of sporting goods. THC manufactures hockey and hockey related products, including hockey uniforms, hockey sticks, goaltender equipment, protective equipment, hockey, figure and inline skates as well as street hockey products. These are marketed under the CCM-Registered Trademark-, JOFA-Registered Trademark-, KOHO-Registered Trademark-, HEATON-Registered Trademark-, TITAN-Registered Trademark- and CANADIEN-TM- brand names, and private label brands and licensed sports apparel under the CCM-Registered Trademark- and #1 APPAREL-TM- brand names. THC sells its products world-wide to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors. THC manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally.

        All significant inter-company transactions and accounts are eliminated.

B.  BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements appearing in this quarterly report have been prepared on a basis consistent with the annual financial statements of THC and its subsidiaries (collectively, the "Company").

        In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the Company's Unaudited Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive (Loss) Income and Statements of Cash Flows for the 1999 and 1998 periods have been included. These unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. Results for the interim periods are not necessarily a basis from which to project results for the full year due to the seasonality of the Company's business. These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 1998. Certain prior period amounts have been reclassified to conform to the current period presentation.

C.  ACCOUNTING PRONOUNCEMENTS

        For years beginning after June 15, 1999, the Company is required to implement Statement of Financial Accounting Standards 133 ("SFAS 133") Accounting for Derivative Instruments and Hedging Activities. The Company has not yet completed its evaluation of the impact of SFAS 133 on the financial statements; however, the Company does not use derivative instruments or engage in hedging activities in its business operations.

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

2.  SIGNIFICANT ACTIVITIES

BUSINESS ACQUISITION-SPORTS HOLDINGS CORP.

        Effective November 19, 1998 ("Acquisition Date"), the Company acquired all of the issued and outstanding capital stock of Sports Holdings Corp., a privately held manufacturer and distributor of hockey equipment sold under the JOFA-Registered Trademark-, KOHO-Registered Trademark-, HEATON-Registered Trademark-, TITAN-Registered Trademark- and CANADIEN-TM- brand names, with operations in Canada, the United States, Finland and Sweden. The operations were carried out through Tropsport Acquisitions Inc. in Canada, SHC Hockey Inc. (formerly Karhu U.S.A. Inc.) in the United States, KHF Sports Oy in Finland and JOFA Holding AB, JOFA AB and JOFA Norge A/S in Sweden, all of which were 100%-owned by Sports Holdings Corp. at the acquisition date. The acquisition has been accounted for using the purchase method and, accordingly, the purchase price was allocated to the acquired assets and liabilities based on their estimated fair value as at the acquisition date. The excess of the purchase price over the fair value of the identifiable net assets acquired ($53,092) has been recorded as goodwill and is being amortized on a straight-line basis over a period of 25 years. On April 1, 1999, SHC Hockey Inc. merged with
Maska U.S., Inc. and Tropsport Acquisitions Inc. amalgamated with Sport Maska
Inc.

3.  INVENTORIES

Net inventories consist of:


                                                                        Sept. 25, 1999      December 31, 1998
  ------------------------------------------------------------------------------------------------------------
  ------------------------------------------------------------------------------------------------------------
          Finished products                                                  $  37,919             $   31,659
          Work in process                                                        2,813                  2,145
          Raw materials and supplies                                             9,569                  8,440
                                                                ----------------------------------------------

                                                                             $  50,301             $   42,244
  ============================================================================================================

4.  INTANGIBLE AND OTHER ASSETS

Net intangible and other assets consist of:


                                                                        Sept. 25, 1999      December 31, 1998
  ------------------------------------------------------------------------------------------------------------
          Goodwill                                                           $  52,708             $   52,913
          Excess Reorganization intangible                                      35,773                 37,485
          Deferred Financing Costs                                               3,722                  4,878
          Other                                                                  2,528                    370
                                                                ----------------------------------------------
                                                                             $  94,731             $   95,646
  ------------------------------------------------------------------------------------------------------------



Amortization expense for intangible assets was $1,544 and $4,611 for the three and nine months ended September 25, 1999, and $4,560 for the twelve months ended December 31, 1998.

5. REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

a)  REVOLVING CREDIT FACILITIES

i) Effective November 19, 1998, two of the Company's U.S. subsidiaries, Maska U.S., Inc. and SHC Hockey Inc., entered into a credit agreement (the "New U.S. Credit Agreement") with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender. Simultaneously, two of the Company's Canadian subsidiaries, Sport Maska Inc. and Tropsport Acquisitions Inc., entered into a credit agreement (the "New Canadian Credit Agreement") with the lenders referred to therein and General Electric Capital Canada Inc., as Agent and Lender. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements (collectively "the New Credit Agreements") is $70,000, $35,000 for each of the New Credit Agreements (or its Canadian dollar equivalent in the case of the Canadian Credit Agreement). Each of the New Credit Agreements is subject to a minimum excess requirement of $1,750. The New Credit Agreements are collateralized by eligible accounts receivable and inventories of the borrowers and are further collateralized by a guarantee of the Company and its other North American subsidiaries. Total borrowings outstanding under the New Credit Agreements at September 25, 1999 and December 31, 1998 were $37,252 and $8,572 respectively (excluding outstanding letters of credit of $1,843 at September 25, 1999 and $6,374 at December 31,
1998). The New Credit Agreements are for a period of two years with a possible extension of one year by the Company. The Company has sufficient borrowing capacity to meet its operating requirements.

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

ii) Effective March 18, 1999, Jofa AB, a Swedish subsidiary of the Company, entered into two credit agreements with MeritaNordbanken in Sweden. The maximum amount of loans and letters of credit that may be outstanding under each agreement is SEK 50,000 ($6,000) and SEK 15,000 ($1,800). The SEK 50,000
facility is collateralized by the assets of the company, excluding intellectual property, bears interest at a rate of STIBOR plus 0.65% and is renewable annually. The SEK 15,000 facility is collateralized by a letter of credit issued by General Electric Capital Corp. and bears interest at a rate of STIBOR plus 0.30% and expires on October 31, 1999. Total borrowings as at September 25, 1999 were SEK 46,119 ($5,677).

         Effective July 14, 1999, KHF Sports Oy, a Finnish subsidiary of the Company, entered into a credit agreement with MeritaNordbanken in Finland. The maximum amount of loans and letters of credit that may be outstanding under the agreement is FIM 30,000 ($5,300). The facility is collateralized by the assets of the company, bears interest at a rate of EURIBOR plus 2.0% and is renewable annually. Total borrowings as at September 25, 1999 were FIM 9,000 ($1,637).

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

        During March 1998, the Company amended its Old Credit Agreements ("Amended Credit Agreements") to take advantage of its improved borrowing capacity. In completing the amendments the Company redeemed, in full, its Senior Secured Notes and all amounts outstanding under the $4,000 Term Loan under its Old U.S. Credit Agreement. The redemption was effected by the Amended Credit Agreements (additional revolving credit loan borrowings under the Amended Credit Agreements and the Amended Term Loan) and use of the Company's cash on hand. The maximum amount of loans that may have been outstanding under the Amended Credit Agreements was $60,000, consisting of $45,000 revolving credit loans and a $15,000 term loan ("Amended Term Loan"). Borrowings under the Amended Credit Agreements bore interest at an alternate base rate per annum or at an interest rate based on LIBOR plus 1 3/4% per annum on Amended U.S. revolving credit loans, at Chase Canada's prime rate or at an alternate base rate per annum on Canadian revolving credit loans, and an alternate base rate plus 1/4 per annum or at an interest rate based on LIBOR plus 2% per annum on the Amended Term Loan. Interest and principal on the Amended Term Loan were payable in quarterly instalments ($600 principal) through April 2000, beginning in April 1998. Total amounts outstanding under the Amended Credit Agreements were $30,349 at September 25, 1998.

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


The preferred stock must be redeemed by the Company at the earlier of a change of control or by November 19, 2005.

7.  EARNINGS PER SHARE

EARNINGS (LOSS) PER SHARE FOR THE THREE AND NINE-MONTH PERIODS ARE AS FOLLOWS:

                                                                                                   1998
                                           1999          1999          1998          1998        Pro-Forma       1988
                                          For the                     For the                     For the      Pro-Forma
                                           Three     For the Nine      Three     For the Nine      Three     For the Nine
                                       Months ended  Months ended  Months ended  Months ended  Months ended  Months ended
                                         Sept. 25      Sept. 25     Sept. 26(a)  Sept. 26 (a)  Sept. 26 (b)  Sept. 26 (b)
                                       -------------------------------------------------------------------------------------
Net (loss) income attributable to
common stockholders                     $    4,892    $   (2,251)   $    6,053    $    1,956    $   10,188     $    (210)
Weighted average common shares
outstanding                              6,500,549     6,500,549     6,500,507     6,500,507     6,500,507     6,500,507
----------------------------------------------------------------------------------------------------------------------------
Basic (loss) earnings per share         $     0.75    $    (0.35)   $     0.93    $     0.30    $     1.57    $    (0.03)
----------------------------------------------------------------------------------------------------------------------------
Common equivalent shares                   190,706       190,706       191,203       191,203       191,203       191,203
Total weighted average common and
common equivalent shares outstanding     6,691,289     6,691,289     6,691,780     6,691,780     6,691,780     6,691,780
----------------------------------------------------------------------------------------------------------------------------
Diluted (loss) earnings per share       $     0.73    $    (0.35)   $     0.90    $     0.30    $     1.52    $    (0.03)
----------------------------------------------------------------------------------------------------------------------------


(a) Common equivalent shares include warrants and stock options when dilutive. The Company used the average book value of its common stock in calculating the common equivalent shares as required by statement of Financial Accounting Standards no. 128 due to the fact that Company's stock had extremely limited trading volume during the period. As a result of the net losses for the nine month periods ended September 25, 1999, and the market price used, there was an anti-dilutive effect and, therefore, diluted loss per share equals basic loss per share.

(b) The proforma results of operations for the three and nine months ended September 26, 1998 include the results of operations of Sports Holdings Corp. as if the acquisition of Sports Holdings Corp. had taken place on January 1, 1998.

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

        In October 1997, the Company (SHC) sold the assets of its ski and snowboard division to Trak Inc. and 3410137 Inc., collectively "Trak". In July 1998, Trak filed a claim against the Company (SHC, SHC Hockey Inc. and Tropsport Acquisitions Inc.), alleging certain incorrect representations and warranties in the context of this sale, for an amount in excess of $350. The Company believes that this claim is without merit.

        Other than certain legal proceedings arising from the ordinary course of business, which the Company believes will not have a material adverse effect on the financial position, results of operations or cash flows, there is no other litigation pending or threatened against the Company.

9.  SEGMENT INFORMATION

REPORTABLE SEGMENTS

        The Company has two reportable segments: Equipment and Apparel. The Equipment segment derives its revenue from the sale of skates, including ice-hockey, roller-hockey and figure skates, as well as protective hockey equipment and sticks for both players and goaltenders. The Apparel segment derives its revenue from the sale of hockey apparel, such as authentic and replica hockey jerseys, as well as a high quality line of baseball style caps, jackets and other casual apparel using its own designs and graphics.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

        Segment assets only include inventory.

INFORMATION ABOUT SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS



1999                                        Equipment                    Apparel                  Segment Total
                                    --------------------------- --------------------------- ---------------------------
                                      For the       For the       For the       For the       For the       For the
                                       Three          Nine         Three          Nine         Three          Nine
                                    Months ended  Months ended  Months ended  Months ended  Months ended  Months ended
                                      Sept. 25      Sept. 25      Sept. 25      Sept. 25      Sept. 25      Sept. 25
                                    ------------- ------------- ------------- ------------- ------------- -------------
Net sales to external customers        $  57,888     $ 111,624     $  11,991     $  27,169     $  69,879     $ 138,793
Gross profit                              23,900        47,640         5,044        11,452        28,944        59,092
Depreciation of property, plant
and equipment                                829         2,535           155           465           984         3,000
Inventory                                 35,856        35,856        14,445        14,445        50,301        50,301

1998                                        Equipment                    Apparel                  Segment Total
                                    --------------------------- --------------------------- ---------------------------
                                      For the       For the       For the       For the       For the       For the
                                       Three          Nine         Three          Nine         Three          Nine
                                    Months ended  Months ended  Months ended  Months ended  Months ended  Months ended
                                    Sept. 26(a)   Sept. 26 (a)  Sept. 26(a)   Sept. 26 (a)  Sept. 26(a)   Sept. 26 (a)
                                    ------------- ------------- ------------- ------------- ------------- -------------
Net sales to external customers        $  51,770     $ 111,651     $   9,154     $  24,481     $  60,924     $ 136,132
Gross profit                              21,715        46,633         4,206         9,842        25,921        56,475
Depreciation of property, plant
and equipment                                887         2,741           143           428         1,030         3,169
Inventory                                 34,399        34,399        11,936        11,936        46,338        46,338


RECONCILIATION OF SEGMENT PROFIT OR LOSS


                                                        --------------- -------------- ----------------- ----------------
                                                                        For the Nine    For the Three     For the Nine
                                                        For the Three   Months ended     Months ended     Months ended
                                                         Months ended     Sept. 25,       Sept. 26,         Sept. 26,
                                                        Sept. 25, 1999      1999           1998(a)           1998(a)
                                                        --------------- -------------- ----------------- ----------------
Segment Gross Profit                                        $   28,944     $   59,092       $    25,921      $    56,475

Unallocated amounts:

        Selling general and administrative expenses             16,641         44,574            15,017           46,597

        Amortization of excess reorganizational value
          and goodwill                                           1,113          3,295             1,636            3,392

        Other expense, net                                         552          1,953            (4,695)          (3,488)

        Interest expense                                         3,485          8,699             2,910            8,829
                                                        --------------- -------------- ----------------- ----------------
Income before income taxes                                   $   7,153       $    571       $    11,053      $     1,245
                                                        --------------- -------------- ----------------- ----------------




(a) The proforma results of operations for the three and nine month periods ended September 26, 1998 include the results of operations of Sports Holdings Corp. as if the acquisition of Sports Holdings Corp. had taken place on January 1, 1998.

                               THE HOCKEY COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2.

INTRODUCTION

        The Hockey Company was incorporated in September 1991 and reorganized in April 1997.

        On January 31, 1999, the Board of Directors and stockholders of The Hockey Company ("THC") adopted an amendment to THC's Certificate of Incorporation to change the name of THC from SLM International, Inc. to The Hockey Company. The amendment was filed with the Secretary of State of the State of Delaware on February 9, 1999.

        The operations of The Hockey Company and its subsidiaries (collectively, the "Company") include the design, development, manufacturing and marketing of a broad range of sporting goods. The Company manufactures hockey and hockey related products, including hockey uniforms, hockey sticks, protective equipment, hockey, figure and inline skates and street hockey products, marketed under the CCM-Registered Trademark-, JOFA-Registered Trademark-, KOHO-Registered Trademark-, HEATON-Registered Trademark-, TITAN-Registered Trademark- AND CANADIEN-TM- brand names, and private label brands and licensed sports apparel under the CCM-Registered Trademark-, and #1 APPAREL-TM- names. The Company sells its products worldwide to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors. The Company manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally.

        Effective November 19, 1998, the Company acquired all of the issued and outstanding share capital of Sports Holdings Corp., a privately held manufacturer and marketer of hockey equipment. The results of operations related to this acquisition have been included in these consolidated financial statements from the effective date of acquisition.

        The Company's business is seasonal. The seasonality of the Company's business affects net sales and borrowings under the Company's credit agreements. Traditional quarterly fluctuations in the Company's business may vary in the future depending upon, among other things, changes in order cycles and product mix.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 25, 1999

1999 COMPARED TO 1998 (PROFORMA)

        THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 25, 1999 ARE BEING COMPARED TO THE PROFORMA RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 26, 1998. THIS COMPARES 1999 RESULTS TO 1998 RESULTS AS IF THE ACQUISITION OF SPORTS HOLDINGS CORP. HAD TAKEN PLACE ON JANUARY 1, 1998. THE COMPANY BELIEVES THAT THIS COMPARISON IS MORE MEANINGFUL THAN A COMPARISON TO ACTUAL 1998 RESULTS.

        Net sales increased 2.0% to $138.8 million in the nine months ended September 25, 1999, as compared to $136.1 million in the nine months ended September 26, 1998. For the three months ended September 25, 1999 net sales were $69.9 million, representing a 14.7% increase compared to net sales in the three months ended September 26, 1998 of $60.9 million. The increase was attributable primarily to higher sales of ice skates, apparel and goaltender equipment, offset, in part, by lower sales of inline skates. The Company has eliminated the significant shipping backlogs of orders on hand which had existed earlier in the year.

        Gross profit for the nine months ended September 25, 1999 was $59.1 million compared to $56.5 million in 1998, an increase of 4.6%. Gross profit for the three months ended September 25, 1999 was $28.9 million compared to $25.9 million in 1998, an increase of 11.7%, attributable to the mix of products sold in the period. Measured as a percentage of net sales, gross profit margins increased to 42.6% in the nine months ended September 25,1999 from 41.7% in the same period in 1998. This reflects the positive results of ongoing cost reduction initiatives, as well as a more favourable sales mix.

        For the nine months ended September 25, 1999, selling, general and administrative expenses decreased 4.3% to $44.6 million compared to $46.6 million in the same period of 1998. In the three months ended September 25, 1999, these expenses increased 10.7% to $16.6 million from $15.0 million in 1998. Measured as a percentage of net sales, these expenses were 32.1% in the first nine months of 1999 compared to 34.2% in 1998 (23.8% versus 24.6% for the respective three month periods). Selling, general and administrative expenses have been reduced substantially due to ongoing cost reductions resulting from the synergies realized from the acquisition and integration of Sports Holdings Corp.

        The amortization of excess reorganization value and goodwill decreased slightly to $3.3 million in the first nine months of 1999 from $3.4 million in the same period in 1998. The operating income for the nine month period ended September 25, 1999 was $11.2 million, compared to $6.5 million for the nine month period ending September 26, 1998.

        Other expense (income) of $2.0 million consists primarily of amortization of deferred financing costs principally arising from the new financing established at the time of acquisition of Sports Holding Corp. ($1.3 million for the nine months ending September 25). In 1998 the Company reported other income of $4.1 million as a result of the settlement of certain outstanding litigation .

        EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA), WHICH IS A MEASURE OF CASH GENERATED FROM OPERATIONS, WAS $17.3 MILLION FOR THE NINE MONTHS ($6.6 MILLION FOR THE THREE MONTHS) ENDED SEPTEMBER 25, 1999 COMPARED TO $17.9 MILLION FOR THE NINE MONTHS ($9.6 MILLION FOR THE THREE MONTHS) ENDED SEPTEMBER 26, 1998 (WHICH INCLUDES THE $4.1 MILLION LITIGATION SETTLEMENT REFERRED TO ABOVE).

        Interest expense of $8.7 million for the nine months ended September 25, 1999 was the same as the same period of the prior year. For the three months ended September 25, 1999 interest expense decreased to $3.5 million compared to $2.9 million for the same period of the prior year.

        The Company's net loss for the nine months ended September 25, 1999 was $0.9 million compared to a net income of $1.2 million for the nine months ended September 26, 1998. For the three months ended September 25, 1999, the Company had a net income of $5.4 million compared to $10.6 million for the three months ended September 26, 1998.

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

        The New Credit Agreements are for a period of two years with a possible extension of one year by the Company. Total borrowings outstanding under the New Credit Agreements were $37.3 million on September 25, 1999 (excluding $1.9 million of letters of credit outstanding).

        In addition, on November 19, 1998 in connection with its acquisition of Sports Holdings Corp., the Company and Sport Maska Inc. entered into a credit agreement with the Caisse de Depot et Placement du Quebec to borrow a total of Canadian $135.8 million. The loan is for a period of two years, maturing November 19, 2000 and may be extended for an additional one-year term at the Company's request and upon payment of an extension fee.

        The Company's financing requirements for long-term growth, future capital expenditures and debt service are expected to be met through cash borrowed under its New Credit Agreements. During the nine months ended September 25, 1999, the Company's operations used $35.6 million of cash from its operations as compared to $4.6 million of cash used in the same nine months of 1998. The difference is mainly attributable to the building of inventory and accounts receivable in 1999 compared to 1998. The accounts receivable increased $41.8 million in the first nine months of 1999 versus $14.9 million in the same period of 1998. The inventory increased by $7.7 million during the nine-month period ending September 25, 1999 as compared to $2.2 million during the nine-month period ending September 26, 1998. Note that figures for 1998 do not include the results of Sports Holdings Corp.

        Cash used in investing activities during the nine months ended September 25, 1999 and the nine months ended September 26, 1998 included $2.2 million and $1.5 million, respectively, of purchases of fixed assets.

        During the nine month period ended September 25, 1999, financing activities provided $35.1 million primarily from borrowings under the Company's New Credit Agreements and provided $1.6 million for the same period last year. The variance in cash provided from 1998 is due primarily to principal payments on debt ($32.7 million) including the redemption of the Senior Secured Notes ($29.5 million) and the term loan under the Old U.S. Credit Agreement ($1.4 million), offset in part by borrowings under the Company's New Credit Agreements for the redemption of its long-term debt.

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

        The Company's information system modification objectives, which includes the Year 2000 issues, are being managed by experienced internal professionals and are expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems and by monitoring supplier and other third party interfaces. The Company believes that it will be able to achieve Year 2000 compliance before the end of 1999. While the Company believes its plans are adequate to address its Year 2000 concerns, many factors could affect its ultimate success including, but not limited to, the continued availability of outside resources and adequate financing. The Company has not incurred significant separately identifiable costs related to Year 2000 issues and does not expect to incur significant additional costs in order to become Year 2000 compliant. The time and cost estimates are based on currently available information. The results could differ materially from those anticipated, subject to uncertainties regarding the availability of resources and the remediation success of the Company's suppliers and customers among others.

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

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.
             Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
             None.

ITEM 5.      OTHER INFORMATION
             None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Exhibits:

                      27.1   Financial Data Schedule.

               (b) Reports on Form 8-K:

                      No reports were filed on Form 8-K during the three months ended September 25, 1999.

                               THE HOCKEY COMPANY


                                   SIGNATURES

         Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE HOCKEY COMPANY
                                  (REGISTRANT)

                By:   /s/ RUSSELL J. DAVID
                   -------------------------------------------
                   Name:      Russell J. David
                   Title:     Senior Vice President, Finance and Administration
                              (Principal Financial and Accounting Officer)

Date: November 8, 1999