Form 10-K
period 1999-12-31
HOCKEY CO
filed 2000-03-30
CIK 880036

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999      Commission file number 0-19596

                               THE HOCKEY COMPANY
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

                                  COMMON STOCK,
                                 PAR VALUE $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days: YES  X   No
                     ----     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 2000 has not been determined due to the extremely limited trading volume in the Registrant's Common Stock; however, 1,060,286 shares of the voting stock were held by non-affiliates of the registrant on March 6, 2000.

As of March 6, 1999, 6,500,549 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          TABLE OF CONTENTS

                                                                                                         PAGE
                                                       PART I

Item 1.   Business..........................................................................................3

Item 2.   Properties........................................................................................7

Item 3.   Legal Proceedings.................................................................................7

Item 4.   Submission of Matters to a Vote of Security Holders...............................................9

                                                       PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters............................10

Item 6.   Selected Financial Data..........................................................................10

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations............12

Item 7a.  Qualitative and Quantitative Disclosures about Market Risk ......................................19

Item 8.   Financial Statements and Supplementary Data......................................................20

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.............52

                                                      PART III

Item 10.  Directors and Executive Officers of the Registrant...............................................53

Item 11.  Executive Compensation...........................................................................55

Item 12.  Security Ownership of Certain Beneficial Owners and Management...................................58

Item 13.  Certain Relationships and Related Transactions...................................................60

                                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................60

         PART I

ITEM 1.  BUSINESS

OVERVIEW

        The Hockey Company ("THC" or the "Company") was incorporated in September 1991 and reorganized in April 1997.

        THC designs, develops, manufactures and markets a broad range of sporting goods. The Company manufactures hockey and hockey related products, including hockey uniforms, hockey sticks, goaltender equipment, protective equipment, hockey, figure and inline skates as well as street hockey products. These are marketed under the CCM-Registered Trademark-, JOFA-Registered Trademark-, KOHO-Registered Trademark-, HEATON-Registered Trademark-, TITAN-Registered Trademark- and CANADIEN-TM- brand names, and private label brands and licensed sports apparel under the CCM-Registered Trademark- and #1 APPAREL-TM- brand names. The Company sells its products world-wide to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors. THC manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally. THC products are worn by some of the top professional players in the NHL, including Mats Sundin, captain of the Toronto Maple Leafs, Mark Recchi of the Philadelphia Flyers, Patrick Roy of the Colorado Avalanche and Martin Brodeur of the New Jersey Devils.

OPERATIONS

INDUSTRY BACKGROUND

           The worldwide hockey equipment market is estimated at approximately $485 million and is divided into the following segments:

Ice & roller hockey skates          $185 Million
Protective equipment                $135 Million
Hockey sticks                       $125 Million
Goaltender's equipment              $ 40 Million

           The NHL-Registered Trademark- licensed apparel sales market is approximately $200 million. The popularity of NHL-Registered Trademark-licensed merchandise has been attributed to increased marketing efforts by the NHL-Registered Trademark- as well as the continued expansion into new markets such as Nashville in 1998, Atlanta in 1999 and Columbus and Minnesota in 2000.

STRATEGY

         The Hockey Company's strategy is based on superior product technology and brand leadership. The hockey equipment market is driven by new product innovation and the Company manages a portfolio of the world's leading brands - CCM-Registered Trademark-, KOHO-Registered Trademark- & JOFA-Registered Trademark-- that market these new technologies. Each brand is focused on a different consumer segment and multiple channels of distribution. The strategy is intended to allow the Company to fully penetrate all viable hockey markets with products it develops, manufactures and markets. The Company believes it can achieve annual revenue growth at a higher rate than the expected growth of the world-wide hockey market.

HOCKEY SKATES

           The Company markets a range of hockey and figure skates from professional caliber premium hockey skates to popular priced figure and recreational hockey skates. These products are sold under the CCM-Registered Trademark-(which includes the TACKS-Registered Trademark- line of premium hockey skates), Jofa-Registered Trademark- (in Europe) and Koho-Registered Trademark-brands. The Company estimates that during the 1999-2000 season approximately 30% of NHL-Registered Trademark- players are wearing its hockey skates. The Company also manufactures private label skates using specific retailers' brand names. The Company believes that it was the second largest manufacturer of hockey and figure skates in the world in 1999, based on units sold.

PROTECTIVE EQUIPMENT

           The Company manufactures and markets a complete line of hockey helmets, pants, shin pads, shoulder pads, elbow pads and gloves. These products are marketed under the CCM-Registered Trademark-, Jofa-Registered Trademark- and Koho-Registered Trademark- brand names. The Company estimates that, during the 1999-2000 hockey season, more than 96% of NHL-Registered Trademark- players are using one or more protective equipment distributed by the Company.

HOCKEY STICKS

           The Company manufactures and markets wood-fiberglass hockey sticks and replacement blades under the CCM-Registered Trademark-, Heaton-Registered Trademark-, Koho-Registered Trademark-, Titan-Registered Trademark-, Heaton-Registered Trademark- and Canadien-TM- brands. The Company believes that it is the largest and most technologically advanced hockey stick manufacturer in the world, with its facilities in Cowansville and Drummondville, Quebec, Canada, and Forssa, Finland.

GOALTENDERS' PROTECTIVE EQUIPMENT

           The Company manufactures and markets a complete range of goaltenders' protective equipment under the Heaton-Registered Trademark- and Koho-Registered Trademark- brands. The product offering includes leg pads, catch mitts, blockers, pants, masks and arm and body protectors. The Company has grown rapidly in this very segmented market, and has become an industry leader.

SPORTS APPAREL

           LICENSED HOCKEY APPAREL. The Company markets a broad range of hockey apparel under the CCM-Registered Trademark- brand, including authentic and replica NHL-Registered Trademark- hockey jerseys for all NHL teams which are sold pursuant to certain license agreements with the NHL-Registered Trademark-which run until the 2003-2004 hockey season. The Company also manufactures the authentic jerseys that are used by several teams in the East Coast Hockey League and most major NCAA hockey teams, as well as many amateur hockey teams in North America. These authentic and replica jerseys are sold primarily through retailers. The Company believes that it is among the world's largest manufacturers of hockey jerseys (authentic, replica and amateur gamewear) based on total dollars and units sold.

           CREATIVE APPAREL. The Company's #1 Apparel division manufactures and markets a high quality line of baseball style caps, jackets and other casual apparel using its own designs and graphics under licenses from the NHL-Registered Trademark-, IHL, AHL, ECHL, major colleges and universities and the NCAA. The division also distributes a line of authentic on-ice apparel worn by coaching staff and trainers. This division operates a custom embroidering business, selling to major corporations in North America.

SALES AND MARKETING

           The Company's products are sold throughout the world. In North America, the Company sells to more than 4,000 customers, including independent sporting goods stores, cooperative buying groups, mass merchandisers, sporting goods chains, department stores and wholesalers. Internationally, the Company has selling offices in France, Sweden, Finland and Norway and distributors in over 40 countries in Europe, South America, Central America, Africa, Australia and the Far East. Sporting goods products are sold to certain large customers by the Company's in-house sales staff, while an extensive network of approximately 90 independent sales representatives services other accounts. In 1999, no single account represented more than 10% of the Company's consolidated net sales. The Company distributes its products from distribution centers in the United States, Canada, Finland and Sweden.

           Retail sales of hockey products are seasonal, with the majority of retail sales occurring in the second and third calendar quarters.

GENERAL

TIMING OF ORDERS

           The timing of orders is largely influenced by the degree of consumer demand for product lines, inventory levels of retailers, marketing strategies, seasonality and overall economic conditions. The major period during which the Company receives its booking orders is January to May.

TRADEMARKS, PATENTS AND LICENSES

           The principal trademarks used by the Company are listed in the table set forth below. All are owned by the Company except for the "CCM-Registered Trademark-" trademarks which are owned by CCM Holdings (1983) Inc., which in turn is 50% owned by the Company through certain of its subsidiaries. The remaining 50% is owned by an unaffiliated Canadian company. All of the trademarks, including the "CCM-Registered Trademark-" trademark, are exclusive and perpetual for the product categories indicated. All of the trademarks, excluding the "CCM-Registered Trademark-" trademark, are also royalty free. The "CCM-Registered Trademark-" trademark carries a nominal annual fixed fee due to CCM Holdings (1983) Inc. that is not based on sales.

--------------------------------------------------------------------------------
Trademarks                           Category
--------------------------------------------------------------------------------
CCM-Registered Trademark-            Ice and roller hockey skates, figure
                                     skates, ice and roller hockey protective
                                     equipment, ice and roller hockey sticks,
                                     hockey jerseys and socks and related
                                     accessories and apparel
KOHO-Registered Trademark-           Ice and roller hockey skates, protective
                                     equipment (including goaltender equipment),
                                     hockey sticks and related accessories
JOFA-Registered Trademark-           Protective equipment, ice skates, hockey
                                     sticks and related accessories
HEATON-Registered Trademark-         Goaltender protective equipment, skates,
                                     sticks and related accessories
TITAN-Registered Trademark-          Hockey sticks
CANADIEN-TM-                         Hockey sticks
# 1 APPAREL-Registered Trademark-    Creative apparel
--------------------------------------------------------------------------------

           The Company's principal license agreements are with National Hockey League Enterprises, L.P. ("NHLE") and the National Hockey League Players Association ("NHLPA"). Under the NHLE agreements the Company has the right to use NHL-Registered Trademark- team logos, names and designs on hockey jerseys, headwear and accessories. Beginning with the 1999-2000 season, the Company has signed a "Center Ice" license agreement with the NHLE allowing it to market T-shirts, golf shirts, workout wear, outerwear & activewear bearing NHL-Registered Trademark- logos, names and designs. The Company also manufactures and markets hockey protective equipment under license from the NHLE. The protective equipment includes two categories, "Center Ice", also referred to as "the official equipment worn by the NHL-Registered Trademark-" in the shoulder, elbow and shin guard categories, and "Licensed Equipment", in the same three categories sold at more popular price points and targeted at the youth market.

           Under the NHLPA agreement, the Company has the right to use NHL-Registered Trademark- player names and numbers on NHL-Registered Trademark-licensed jerseys.

           The NHLE agreements, which run until the end of the 2003-2004 hockey season, provide the Company with the exclusive right to market and sell authentic jerseys for 15 NHL teams beginning with the 1999-2000 season, replica jerseys for all 30 NHL teams, and the authentic and replica NHL-Registered Trademark- All-Star game jerseys.

           The NHLE agreements expire on June 30, 2004. The NHLPA agreements expired on June 30, 1999; they have been extended, pending the resolution of negotiations between the parties and the execution of a new license agreement.

MANUFACTURING AND SOURCING

           NORTH AMERICA. The Company manufactures and distributes the majority of its products in 12 facilities located in Vermont, and Ontario and Quebec, Canada. Collectively these facilities have capabilities for knitting, cutting, sewing, embroidery, silk screen printing, injection and vacuum molding, skate and equipment manufacturing, and hockey stick manufacturing.

           FOREIGN. The Company manufactures and distributes some of its products in three facilities in Sweden and Finland. In addition, the Company sources products from Asia and the Czech Republic.

           The Company currently has one supplier who is responsible for products which are included as components in more than 10% of the Company's consolidated net sales. The Company has mitigated associated risks through retention of title and ownership of the tools and molds used in the process and management believes, it would, if necessary, be able to transition the process to other suppliers with no significant adverse effect on the Company's operations.

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

COMPETITION

           The sporting goods industry is highly fragmented. The Company competes with numerous companies in team related sporting goods, equipment and sports apparel. The Company is renowned for its high quality and innovative products and provides high levels of service to its customers. The Company competes directly with a number of ice hockey and roller hockey specific vendors. The Company's major competitors are Bauer Nike Hockey Inc., Easton Sports Inc., Mission Hockey Company and Sherwood Drolet Ltd.

           In NHL-Registered Trademark- licensed apparel, the Company competes with Pro Player Inc., a subsidiary of Fruit of the Loom, Inc. (currently under Chapter 11 protection).

EMPLOYEES

           As of December 31, 1999, the Company employed 1,756 persons. 1,471 are employed in Canada, 79 are employed in the United States and the balance are employed in Europe. None of the Company's employees in the United States are unionized. Approximately 350 of its employees at its St. Jean, Quebec facility , 75 employees at its Drummondville, Quebec facility and 55 employees of the Harrow, Ontario facility are unionized. The collective bargaining agreements with the unions expire in 2001 for Drummondville and in 2003 for St. Jean. The first collective bargaining agreement for Harrow is presently being negotiated.

ITEM 2.  PROPERTIES

           The Company believes that its existing manufacturing and distribution facilities have sufficient capacity to support the Company's business without the need for significant additional or upgraded equipment or capital expenditures. The following table summarizes each of the Company's principal facilities for its operations.

-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
LOCATION                         USE                                                           APPROXIMATE    LEASE/
                                                                                               SQUARE FEET     OWN
-------------------------------------------------------------------------------------------------------------------------
UNITED STATES
-------------
Bradford, Vermont                U.S. apparel distribution                                            84,000  Own
Georgia, Vermont                 Cross-dock and warehouse                                             16,500  Lease
Williston, Vermont               U.S. equipment distribution center, executive and                    70,000  Lease
                                 administrative offices
Branford, Connecticut            U.S Apparel offices                                                   2,432  Lease

CANADA
------
Cowansville, Quebec              Hockey stick manufacturing                                           45,428  Own
Drummondville, Quebec            Hockey stick manufacturing                                           63,235  Own
Lachine, Quebec                  Administrative offices and distribution center                       68,461  Lease
St. Jean, Quebec                 Hockey equipment and skate manufacturing                            138,000  Lease
St. Hyacinthe, Quebec            Hockey apparel, cutting and sewing                                   78,000  Lease
St. Hyacinthe, Quebec            Canadian distribution center and administrative offices             200,000  Lease
Cap de la Madeleine, Quebec      Hockey apparel sewing                                                12,000  Lease
Westmount, Quebec                Executive offices                                                    23,000  Lease
Mt. Forest, Ontario              Apparel manufacturing                                               125,000  Own
Harrow, Ontario                  Goaltender equipment manufacturing                                   15,000  Lease

EUROPE
------
Paris, France                    European sales office                                                 1,200  Lease
Forssa, Finland                  Warehouse                                                            38,736  Lease
Tammela, Finland                 Hockey stick factory, warehouse and offices                          50,249  Lease
Helsinki, Finland                Sales office                                                          1,474  Lease
Malung, Sweden                   Protective equipment factory, warehouse and offices                  96,805  Lease
Fredrikstad, Norway              Office and warehouse                                                 14,526  Lease

-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

A.  ENVIRONMENTAL LITIGATION

        In 1992, T. Copeland & Sons, Inc. (" Copeland "), the owner of a property adjacent to Maska's former manufacturing facility in Bradford, Vermont (now used as a US apparel distribution centre), filed an action in Vermont Superior Court alleging that its property had been contaminated as a result of the Company's manufacturing activities and seeking compensatory and punitive damages under the Vermont Groundwater Protection Law and various common law theories. In June 1995, Maska settled this action for $1 million cash, paid in July 1995, and a $6 million promissory note. Subsequently, Copeland received a distribution of shares of THC's

Common Stock to satisfy the note. Copeland asserted the right to recover from the Company the difference between the aggregate value of the Common Stock and the amount of the promissory note. In October 1998, Copeland's claim to recover this difference was disallowed. Copeland filed an appeal of this decision, which is pending.

        Maska commenced an action in the United States District Court for the District of Vermont (the "Vermont District Court") entitled MASKA U.S. INC. V. KANSA, ET AL., Doc. No. 1: 93-CV-309 against its liability insurers seeking coverage for environmental cleanup costs arising out of claims brought by the State of Vermont and Copeland for their failure to defend or to indemnify Maska with respect to these claims. Maska reached settlements with three of the liability insurers prior to trial. The trial against three remaining liability insurers resulted in a jury verdict, in July 1998, in Maska's favor in the amount of $9.2 million. The jury verdict compensated Maska for its costs to defend itself against the claims and to clean up the soil and groundwater around its property. In October 1998, appeals were filed by two of the remaining liability insurers in the United States Court of Appeals for the Second Circuit. In September 1999, the Company reached a settlement with one of the appealing insurers. The appeal by the remaining liability insurer was allowed and the Company intends no further action.

B.  PRODUCT LIABILITY LITIGATION

        The Company is unaware of any personal injury claims for which there is inadequate insurance coverage.

C.  OTHER LITIGATION

        On October 16, 1997, ZMD Sports Investments Inc. and 2938201 Canada Inc., landlords of the Company's properties located in St. Jean, Quebec and St. Hyacinthe, Quebec, brought motions against the Company requiring the Company to undertake certain repairs to the properties for an estimated $630,000. The Company believes these motions to be without merit.

        In October 1997, Sports Holdings Corp. (subsequently acquired by the Company) sold the assets of its ski and snowboard division to Trak Inc. and 3410137 Inc., collectively "Trak". In July 1998, Trak filed a claim against the Company (SHC, SHC Hockey Inc. and Tropsport Acquisitions Inc.), alleging certain incorrect representations and warranties in the context of this sale, for an amount in excess of $350,000. The Company believes that this claim is without merit.

         In September of 1999, NHL Enterprises, LP and NHL Enterprises Canada Inc. (together "NHL") asserted that the Company was in breach of its obligation to pay royalties pursuant to License Agreements between the NHL and the Company dated as of October 6, 1995, as amended. The NHL is claiming an overdue amount of $905,000 plus interest pursuant to a US license agreement and an overdue amount of CDN$267,000 plus interest, pursuant to a Canadian license agreement. The Company has denied these claims and has counter-claimed that its payment obligations pursuant to both license agreements were reduced due to the NHL work stoppage in 1994-95, and that the Company is therefore entitled to refunds from the NHL of $375,000 plus interest from the US license agreement and CDN$188,000 plus interest from the Canadian license agreement.

        The Company and the NHL have submitted their dispute with respect to the US license agreement to binding arbitration pursuant to its terms. The dispute between the Company and the NHL with respect to the Canadian license agreement is also be subject to binding arbitration, but has not yet been submitted. The Company believes that the claims of the NHL are without merit.

        Other than certain legal proceedings arising from the ordinary course of business, which the Company believes will not have a material adverse effect, either individually or collectively, on the financial position, results of operations or cash flows, there is no other litigation pending or threatened against the Company.

D.         REORGANIZATION CASE

           THC and six of its subsidiaries (collectively, "Old THC") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Filing") in the United States Bankruptcy Court for the

District of Delaware (the "Bankruptcy Court") on October 24, 1995 (the "Petition Date"). The Bankruptcy Court entered an order authorizing the joint administration of Old THC's Chapter 11 cases (the "Chapter 11 Cases"). On September 12, 1996, Old THC filed a Chapter 11 Plan of Reorganization and on November 13, 1996, Old THC filed a First Amended Chapter 11 Plan of Reorganization as amended from time to time (the "Reorganization Plan") with the Bankruptcy Court. On January 23, 1997, the Bankruptcy Court confirmed the Reorganization Plan which became effective on April 11, 1997 (the "Effective Date") and Old THC emerged from bankruptcy ("New THC"). See Note 2(b) to the Notes to Consolidated Financial Statements, page 33.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      NONE

        PART II

ITEM 5.    MARKET FOR  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

A.     PRICE RANGE OF COMMON STOCK

       Between May 24, 1995 and April 11, 1997, Old THC's common stock ("Old Common Stock") traded on the NASD Electronic Bulletin Board under the symbol "SLMI" (through October 1996) and "SLMIQ" thereafter. Prior to that date, Old THC's Old Common Stock was traded on the NASDAQ Stock Market.

       On April 11, 1997, the Effective Date of the Company's Plan of Reorganization, Old THC's Old Common Stock was extinguished and the holders of the Old Common Stock received a total of 300,000 five-year warrants (the "Warrants") to purchase an aggregate of 300,000 shares of new common stock ("New Common Stock") at an exercise price of $16.92 per share (subject to adjustments for stock splits, stock dividends, recapitalizations and similar transactions). Each holder of 67 shares of Old Common Stock received one Warrant to purchase, for cash, one share of new common stock , with no fractional warrants issued. On the Effective Date, New THC issued an aggregate of 6,500,000 shares of New Common Stock, $0.01 par value (as adjusted to take account of fractional interests pursuant to the Plan). New THC's New Common Stock and Warrants are quoted on the OTC Bulletin Board under the trade symbols "THCX" and "THCXW", respectively. The range of closing prices of the New Common Stock is not provided, as there has been a limited amount of trading activity in New THC's New Common Stock.

B.     APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

       The approximate number of record holders of New THC's New Common Stock as of March 6, 2000 was 300. The Company did not pay dividends on its Old Common Stock and has no current plans to pay cash dividends on its New Common Stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

       The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The selected consolidated financial data as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 are derived from the consolidated financial statements of the Company. For the presentation of this statement, results for New THC and Old THC have been combined for 1997.

       EBITDA is a measure of the cash generated from operations and has been included in the selected income statement highlights, because management believes that it would be a useful indicator for readers. EBITDA is defined as the earnings (net income) before interest, income and capital taxes, depreciation and amortization, and unusual items. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles, but is presented because it is a widely accepted indicator of a company's ability to source and incur debt. EBITDA should not be considered as an alternative to net income as an indicator of the company's operating performance or as an alternative to cash flows as a measure of liquidity.

       Following emergence from bankruptcy the Company adopted fresh-start reporting in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7").

       Note that the pro-forma results presented here will differ from those previously presented in the 8-K, incorporated by reference, given that the latter were only for the nine-month period ended September 30, 1998.

                             YEARS ENDED DECEMBER 31
                                 (in thousands)

                                                         --------------------------
                                                1999       1998(1)         1998         1997(2)       1996         1995
                                                          PROFORMA
                                                          UNAUDITED
----------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT HIGHLIGHTS:

Net sales                                  $   190,603   $   183,158  $   110,817   $   123,754    $  140,321   $   160,973
Cost of goods sold                             109,778       108,637       65,026        73,775        92,613       107,266
                                         -----------------------------------------------------------------------------------
GROSS PROFIT                                    80,825        74,521       45,791        49,979        47,708        53,707
Gross profit margin (%)                          42.4%         40.7%        41.3%         40.4%         34.0%         33.4%

Selling, general and administrative
expenses                                        58,990        58,484       35,272        38,237        45,831        59,753
%                                                30.9%         31.9%        31.8%         30.9%         32.7%         37.1%

OPERATING INCOME (LOSS)                         17,263        11,585        6,013         3,715        (2,156)      (21,517)

Interest expense                                12,025        11,400        4,108         3,922         9,555        17,078
NET INCOME (LOSS) BEFORE TAXES                   3,502           842        6,493        (2,162)      (19,170)      (51,274)

Income taxes                                     5,276         2,875        4,603         4,665          (448)          605
Extraordinary gain on discharge of debt             -             -            -         58,726            -             -

NET INCOME (LOSS)                               (1,774)       (2,033)       1,890        51,899       (18,722)      (51,879)
Earnings per Share(3) (Basic)                    (0.54)        (0.31)        0.25

EBITDA                                          27,319        23,474       15,893        14,316         5,401        (4,386)
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET HIGHLIGHTS:

Working capital                            $    60,416                $    51,149   $    45,736    $   50,678   $   110,088
TOTAL ASSETS                                   209,611                    207,178       118,780       124,925       138,028
Short-term debt                                 14,055                      8,572         2,966        45,404           702
Long Term debt                                  94,171                     88,568        30,064            -             -
STOCKHOLDERS' EQUITY                            63,637                     69,238        68,882       (97,189)      (78,642)
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
CASH FLOW STATEMENT HIGHLIGHTS:

Cash provided by Operations                $       876                $    19,118   $    18,258    $   18,948   $    (8,571)
Cash provided (used) by Investing
Activities                                      (4,649)                   (66,267)          422         3,478        15,606
Cash provided (used) by Financing                4,696                     41,775       (46,010)       (5,414)        3,107
Activities
TOTAL CASH INCREASE (DECREASE)                     926                     (5,458)      (27,538)       16,984        10,261
----------------------------------------------------------------------------------------------------------------------------

(1) Effective November 19, 1998, the Company acquired all of the issued and outstanding share capital of Sports Holdings Corp. The results of operations related to the acquisition have been included in the above table of selected consolidated financial data as if the acquisition had taken place on January 1, 1998. See Note 2a to the Notes to Consolidated Financial Statements for more information, p. 31.

(2) For presentation purposes, 1997 results for Old THC and New THC have been combined.

(3) EPS for years before 1998 are not presented because they are not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

See Part I, Item 1 Overview

    The following discussion provides an assessment of the Company's results of continuing operations, financial condition and liquidity and capital resources, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere herein. (All references to "Note(s)" refer to the Notes to the Consolidated Financial Statements.) The consolidated financial information presented below should be read in conjunction with the Results of Operations included in this Form 10-K. For the presentation of this statement, certain pro-forma financial comparisons of the year ended December 31, 1998 are based on results for that year compared to combined results of THC as if the acquisition of Sports Holdings Corp. ("SHC") had taken place on January 1, 1998. A Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1997 giving effect to the consummation of the Reorganization Plan, including the implementation of fresh-start reporting, as if consummation had occurred on January 1, 1997 is provided in Note 21 to the Notes to Consolidated Financial Statements on page 49 of this Form 10-K.

RESULTS OF OPERATIONS

    The Company's results of operations as a percentage of net sales for the periods indicated were as follows:

                                                                    1999              1998            1997
                                                                                 PRO FORMA (A)
                                                                     %             UNAUDITED           %
                                                                                       %
                                                            ----------------------------------------------------
     Net sales                                                         100.0             100.0            100.0
     GROSS PROFIT                                                       42.4              40.7             40.4
                                                            ----------------------------------------------------
     Selling, general and administrative expenses                       30.9              31.9             30.9
     Amortization of excess reorganization value and
         goodwill                                                        2.4               2.4              1.4
     Restructuring and unusual charges                                   0.4                 -              5.1
                                                            ----------------------------------------------------
     OPERATING INCOME                                                    9.1               6.3              3.0

     Chapter 11 and debt related fees                                      -                 -              1.0
     Other (income) expense, net                                         0.9              (0.4)             0.6
     Interest expense                                                    6.3               6.2              3.1
                                                            ----------------------------------------------------
     INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY
         GAIN ON DISCHARGE OF DEBT                                       1.8               0.5             (1.7)

     Income taxes                                                        2.8               1.6              3.8
                                                            ----------------------------------------------------
     Loss before extraordinary gain on discharge of debt                (0.9)             (1.1)            (5.5)
     Extraordinary gain on discharge of debt                               -                 -             47.4
                                                            ----------------------------------------------------
     NET INCOME (LOSS)                                                  (0.9)             (1.1)            41.9

     EBITDA                                                             14.3              12.8             11.3

(a) Effective November 19, 1998, the Company acquired all of the issued and outstanding share capital of SHC. The results of operations related to the acquisition have been included in the above table of selected consolidated financial data as if the acquisition had taken place on January 1, 1998. See
    Note 2a to the Notes to Consolidated Financial Statements for more information, p. 31.

(b) For presentation purposes, 1997 results for Old THC and New THC have been combined.

1999 COMPARED TO PRO FORMA 1998

       EFFECTIVE NOVEMBER 18, 1998, THE COMPANY ACQUIRED ALL THE ISSUED AND OUTSTANDING CAPITAL STOCK OF SHC. THIS TRANSACTION RESULTED IN SIGNIFICANT INCREASES TO THE COMPANY'S SALES AND COST OF SALES, AS WELL AS TO OPERATING EXPENSES (SELLING, GENERAL AND ADMINISTRATIVE, GOODWILL AMORTIZATION AND INTEREST). THE RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 ARE THEREFORE BEING COMPARED TO THE UNAUDITED PROFORMA RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998. THIS COMPARES 1999 RESULTS TO 1998 RESULTS AS IF THE ACQUISITION OF SHC HAD TAKEN PLACE ON JANUARY 1, 1998. THE COMPANY BELIEVES THAT THIS COMPARISON IS MORE MEANINGFUL THAN A COMPARISON TO ACTUAL 1998 RESULTS.

       Net sales grew by 4.1% in 1999 to $190.6 million, from $183.2 million in 1998. Factors contributing to this growth include strengthening apparel sales, an increase in average selling price of the Company's goaltender equipment, and stronger stick sales which were offset, in part, by the anticipated continuing softness in roller hockey skate sales. Apparel sales were fueled in part by the withdrawal of Starter Corporation ("Starter") and Nike, Inc. ("Nike") from the replica jersey business and the increased number of NHL teams for which THC provides authentic on-ice jerseys pursuant to its license with the NHL.

       Gross profit was $80.8 million in 1999 compared to $74.5 million in 1998, an increase of 8.5%. Measured as a percentage of net sales, gross margin increased to 42.4% in 1999 from 40.7% in 1998. This increase is largely attributable to (i) the positive effects of the Company's new product introductions and focus on branding, allowing it to target higher price points for its equipment products; (ii) a favorable product mix; (iii) the benefits realized from previous investments in the Company's manufacturing infrastructure; and (iv) the discontinuation of low margin product lines. In addition to lower standard costs resulting from capital investments, THC's growing production volumes continue to improve overhead absorption. Improvements in gross margin were offset, in part, by temporary softness in apparel prices resulting from the high volumes of Starter and Nike closeout merchandise associated with their exit from the replica market.

       Selling, general & administrative expenses decreased as a percentage of sales to 30.9 % of 1999 sales, from 31.9% of total 1998 sales. In dollar terms, there was a slight increase to $59.0 million in 1999 from $58.5 in 1998. The decrease in SG&A as a percentage of total sales was due to administrative cost synergies realized from THC's acquisition of SHC offset by higher dollar marketing expenditures in accordance with THC's focus on developing its sales and marketing infrastructure.

       Operating income for the year ended December 1999 was $17.3 million compared to $11.6 million in the year ended December 1998.

       Interest expense approximated $12.0 million and $11.4 million for 1999 and 1998, respectively.

       Net income before taxes was $3.5 million in 1999 versus $0.8 million for 1998. Income taxes increased in 1999 due to the U.S. tax consequences of (i) the initial effect of the pledging of the shares of the Company's European subsidiaries as security for the U.S. debt incurred in the acquisition of SHC and (ii) increased amount of non-deductible goodwill (52 weeks in 1999 compared to 5 weeks in 1998), again relating to the acquisition of SHC. The majority of these taxes were non-cash.

       The Company's net loss for the year ended December 31, 1999 was $1.8 million compared to a $2.0 million loss in the results for the year ended December 31, 1998.

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

       For the year ended December 31, 1998, selling, general and administrative expenses decreased 7.6% to $35.3 million compared to $38.2 million in the prior year period. Measured as a percentage of net sales, these expenses were 31.8% in 1998 versus 30.9% in 1997. Selling, general and administrative expenses decreased due to generally lower operating expenses resulting from the Company's restructuring efforts, lower variable expenses associated with the decline in sales mentioned above, a reduction in the allowance for doubtful accounts as a result of a change in estimate related to a major customer offset, in part, by increased advertising costs, which are expected to have a favourable future impact.

       The amortization of excess reorganization value and goodwill increased from $1.7 million in 1997 to $2.6 million in 1998. The increase is mainly due to the fact that in 1997, the Company began amortizing its excess reorganization value, which was established in accordance with fresh start reporting, in April 1997. This amortization approximated $2.4 million in 1998 compared to $1.7 million in 1997. The 1998 expense also includes amortization of the goodwill created by the acquisition of SHC in November 1998 ($0.2 million).

       During the year ended December 31, 1998, the Company recorded restructuring and unusual costs of $1.9 million. These charges are related to severance costs associated with the reorganization of the Company's operations following the acquisition of SHC ($1.5 million) and the portion of unrecoverable costs resulting from a severe ice storm that struck the northeastern parts of North America in January 1998. During 1997, prior to its emergence from bankruptcy, the Company recorded significant restructuring charges totaling $6.3 million to reflect the impact of strategically reorganizing its operations to position itself to sustain ongoing profitability. These costs consisted primarily of lease cancellation costs ($2.3 million) at its Peterborough, N.H. and Beauport, Quebec facilities, impairment of fixed assets ($1.7 million), principally leasehold improvements at its Peterborough, N.H. facility, and severance costs associated with the shut down of three of the Company's manufacturing facilities.

       Operating income for the year ended December 1998 was $6.0 million compared to $3.7 million in the year ended December 1997.

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

       The Company received $5.0 million in 1998 as proceeds from settlements with three of its former liability insurers relative to an action against these insurers (see Note 18A p.45). Other income for the year ended December 31, 1998 include this $5.0 million of income, net of $0.8 million of related professional fees.

       During the reorganization proceedings the Company was generally not permitted to pay interest. Therefore, the Company recorded interest expense only to the extent paid or earned during the proceedings and to the extent it was probable that the Bankruptcy Court would allow interest on Pre-Petition Date debt as a priority, secured or unsecured claim. On the Effective Date, the Company entered into various debt agreements (see "Liquidity and Capital Resources" below) resulting in interest expense thereafter. Interest expense approximated $4.1 million and $3.9 million for 1998 and 1997, respectively.

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

       Fresh-start reporting requires the Company to report a provision in lieu of income taxes when there is a book taxable income and utilization of a pre-reorganization net operating loss carry-forward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carry-forward and other deferred tax assets would substantially reduce the related federal income tax payable. The current and future year tax benefit related to the carry-forward is recorded as a reduction of reorganizational value in excess of amounts allocable to identifiable assets until exhausted and then as a direct increase to paid in capital. The amount of income tax provision which has been used to reduce the reorganizational value in excess of amounts allocable to identifiable assets is reflected as a provision in lieu of income taxes in the Company's Consolidated Statements of Operations.

LIQUIDITY AND CAPITAL RESOURCES

           During March 1998, the Company amended its Credit Agreements (the "Amended Credit Agreements") to take advantage of its improved borrowing capacity. In completing the amendments the Company redeemed, in full, its 14% Senior Secured Notes, due April 1, 2004 in the aggregate amount of $29.5 million and all amounts outstanding under the Term Loan under its former Credit Agreement. The redemptions were effected by the Amended Credit Agreements (additional revolving credit loan borrowings under the Amended Credit Agreements and the Amended Term Loan) and use of the Company's cash on hand. The maximum amount of loans that may have been outstanding under the Amended Credit Agreements was $60.0 million, consisting of $45.0 million revolving credit loans and a $15.0 million term loan (the "Amended Term Loan"). Borrowings under the Amended Credit Agreements bore interest at an alternate base rate per annum or at an interest rate based on LIBOR plus 1 3/4% per annum on Amended U.S. revolving credit loans, at Chase Canada's prime rate or at an alternate base rate per annum on Canadian revolving credit loans, and an alternate base rate plus 1/4% per annum or at an interest rate based on LIBOR plus 2% per annum on the Amended Term Loan. Interest and principal on the Amended Term Loan were payable in quarterly installments ($0.6 million principal) through April 2000, beginning in April 1998.

       During November 1998, the "Amended Credit Agreements" were replaced by new credit agreements ("New Credit Agreements"). Effective November 19, 1998, two of the Company's subsidiaries, Maska U.S. Inc. and SHC Hockey Inc. entered into a credit agreement (the "New U.S. Credit Agreement") with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender. Simultaneously, two of the Company's Canadian subsidiaries, Sport Maska Inc. and Tropsport Acquisitions Inc., entered into a credit agreement (the "New Canadian Credit Agreement") with the lenders referred to therein and General Electric Capital Canada Inc., as Agent and Lender. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements (collectively, the "New Credit Agreements") is U.S. $70 million. Each of the New Credit Agreements is subject to a minimum excess requirement of $1.75 million. The New Credit Agreements are collateralized by eligible accounts receivable and inventories of the borrowers and are further collateralized by a guarantee of the Company and its other subsidiaries.

       Total borrowings outstanding (excluding outstanding letters of credit) under the New Credit Agreements at December 31, 1999 amounted to $15.4 million. The New Credit Agreements are for a period of two years with a possible extension of one year by the Company.

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

       On November 19, 1998, in connection with its acquisition of Sports Holdings Corp., the Company and Sport Maska Inc. entered into a credit agreement with the Caisse de Depot et Placement du Quebec to borrow the Canadian dollar equivalent of $87.5 million. The loan is for a period of two years, maturing November 19, 2000 and may be extended for an additional one year term at the Company's request and upon payment of an extension fee. The loan bears interest at a rate equal to the Canadian Bankers' Acceptance Rate plus 4% or the Canadian Prime Rate plus 4.5%. At December 31, 1999, the interest rate was 11.0%.

       The loan is collateralized by all of the tangible and intangible assets of the Company subject to the prior ranking claims on accounts receivable and inventories by the lenders under the Company's revolving credit facilities. The loan is guaranteed by the Company and certain of its subsidiaries.

       The loan contains customary negative and affirmative covenants including those relating to capital expenditures, total indebtedness to EBITDA and minimum interest coverage.

       The Company's anticipated financing requirements for long-term growth, future capital expenditures and debt service are expected to be met through cash generated from its operations and borrowings under its New Credit Facilities. During the year ended December 31, 1999, the Company's operations provided $0.3 million of cash compared to $19.1 million in 1998. The Company earned income of $0.7 million in 1999, compared to $1.9 million in 1998. Earnings before interest, taxes, depreciation, amortization, restructuring and unusual charges and Chapter 11 and debt related fees (EBITDA) was $27.3 million for the year ended December 31, 1999 compared to $15.9 million for the previous year. Included in EBITDA is a non cash charge of $ 0.8 million related to foreign exchange conversion in the year ended December 31, 1999 compared to a non-cash cash revenue of $1.4 million in 1998.

       Cash used in investing activities during the year ended December 31, 1999 of $4.6 million compared to $66.3 million in 1998 which included $62.9 million used for the acquisition of Sports Holdings Corp. and $3.5 million of purchases of fixed assets.

       Net cash flow provided by financing activities during 1999 was approximately $5.3 million compared to $41.8 million in 1998 primarily from proceeds from long term debt ($102.5 million), issuance of preferred stock ($10.8 million) and common share purchase warrants ($1.7 million) and proceeds from borrowings ($3.0 million) offset by principal payments of debt ($70.9 million) and financing costs incurred towards the acquisition of Sports Holdings Corp. ($5.3 million).

       The Company follows the customary practice in the sporting goods industry of offering extended payment terms to creditworthy customers on qualified orders. The Company's working capital requirements generally peak in the third and fourth quarters as it builds inventory and makes shipments under these extended payment terms.

RESTRUCTURING RESERVES

         Effective November 19, 1998, the Company acquired all of the issued and outstanding capital stock of SHC. Following the acquisition, the Company embarked on a plan to integrate and rationalize the operations of SHC into its own. This rationalization involved the elimination of certain redundancies, both in terms of personnel and operations as well as the consolidation of facilities. Accordingly, the Company set up reserves for the expected cost of the integration.

The Company originally estimated that the restructuring charges capitalized as part of the acquisition would total $5.0 million as follows:

         $2.8 million had been accrued for severance packages and a facility closing in Canada. Some administrative departments including many accounting, credit, MIS, human resource and customer service positions, were made redundant following the acquisition. Also the former SHC head office in Lachine Quebec is in the process of being closed with the warehouse operations being transferred to the Company's existing distribution center in St. Hyacinthe, Quebec. To date $1.7 million has been spent.

         An amount of $0.6 million has been accrued to cover U.S. severance packages (primarily in sales, credit and customer service) and the restructuring of warehouse operations. To date this entire reserve has been realized. The Company has also spent $0.3 million on restructuring and rationalizing European operation, of an original estimate of $1.6 million.

         The Company has reversed, within the one year time-frame from the acquisition date, $1.3 million of accrued restructuring expenses and consequently reduced the goodwill recognized on the acquisition by the same amount.

         In addition, the Company recognized $1.9 million in restructuring expenses related to 1999 that consisted of $1.5 million to reflect the impact (primarily employee severance costs) of re-organizing the operations with those of the acquired company. As at December 31, 1999, $0.4 million remained unpaid. A further $0.4 million was charged reflecting expenses incurred from the January 1998 ice storm. No amounts remain unpaid at year-end.

INTANGIBLE ASSETS

       The Company has a significant amount of intangible assets on its balance sheet. As at December 31, 1999 the Company had $85.7 million (1998-$95.7 million) representing 40.9% (1998- 46.2%) of total assets. This goodwill is comprised of several components. Upon the acquisition of SHC the Company recognized $53.1 million of goodwill (see note 2a p. 32). This amount, being the difference between the purchase price and the amount of tangible net assets acquired, represents the value to the Company of the brands acquired. JOFA-Registered Trademark-, KOHO-Registered Trademark-, CANADIEN-TM-, TITAN-Registered Trademark- and HEATON-REGISTERED Trademark- are world class hockey brands and management believes that there is significant long-term earning potential to be realized from the brands. Accordingly, the amortization of this goodwill is over 25 years.

       In connection with the Reorganization Plan and fresh-start accounting, the Company recognized $49.0 million of excess reorganization value (see note 21, p. 49), which is another component of goodwill. This amount arose primarily as debt forgiveness in the reorganization. It is included in goodwill because it represents among other things the value of its premier CCM-Registered Trademark-brand. Again management believes that significant long-term earning potential exists and is amortizing the excess reorganization value over 20 years.

Also included in intangible assets are the financing costs related the debt incurred in relation to the acquisition of SHC, which is being amortized over the life of the debt.

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

       Management currently believes that the introduction of the Euro will not have a material impact related to pricing or foreign currency exposures. Finland and Sweden, which are the locations of the Company's foreign subsidiaries, are not member countries of the European Union, and as a result, did not adopt the Euro. The subsidiaries' transactions and debt are denominated in their local currencies. However, uncertainty exists as to the effects the Euro will have on the marketplace.

YEAR 2000 CONVERSION

       During 1999, the Company concluded its efforts to address the Year 2000 issue. The Year 2000 issue involves the inability of date-sensitive computer applications to process dates beyond the year 2000. The Company's preparation focused on identifying and mitigating risks involving the Company's internal systems and supplier readiness. The Company addressed the Year 2000 issue involving its internal systems through a combination of replacement and remediation projects.

       As of the date of this filing, March 21, 2000, the Company has not encountered any significant business disruptions as a result of internal or external Year 2000 issues. However, while no such occurrence has developed, Year 2000 issues may arise that may not become immediately apparent. Therefore, the Company will continue to monitor and work to remediate any issues that may arise. Although the Company expects not to be materially impacted, such future events cannot be known with certainty.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company, in the normal course of doing business, is exposed to market risk from changes in foreign currency exchange rates and interest rates. The Company's principal currency exposures relate to the Canadian dollar and to certain European currencies. Management's objective, regarding foreign currency risk is to protect cash flows resulting from sales, purchases and other costs from the adverse impact of exchange rate movements.

         The European and Canadian subsidiaries each have operating credit facilities denominated in their respective local currencies, these debt facilities are hedged by the operating revenues generated in the local currencies of the subsidiaries. The Company's long term debt is denominated in Canadian dollars (Cdn$135.8 million). The Company's equity investment in its Canadian subsidiary is effectively hedged by the Canadian dollar denominated debt. However, as the Company directly holds no debt denominated in the currencies of its European subsidiaries, its equity investments in those entities are exposed to foreign currency fluctuations. The Company does not engage in speculative hedging activities.

         The Company is exposed to changes in interest rates primarily as a result of its long-term debt and operating credit facilities used to maintain liquidity and fund capital expenditures. Management's objective, regarding interest rate risk, is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve these objectives the Company maintains the ability to borrow funds in different markets, thereby mitigating the effect of large changes in any one market.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       PAGE
Reports of Independent Accountants

                  Ernst & Young L.L.P.                                                                   21
                  PriceWaterhouseCoopers                                                                 22
                  KPMG                                                                                   23

Consolidated Financial Statements

           Consolidated Balance Sheets at December 31, 1999 and 1998                                     24

           Consolidated Statements of Operations
                  for the years ended December 31, 1999, 1998, April 12 through
                  December 31, 1997, January 1 through April 11, 1997                                    25

           Consolidated Statements of Stockholders' Equity (Deficit) for the
                  years ended December 31, 1999, 1998, April 12 through
                  December 31, 1997, January 1 through April 11, 1997.                                   26

           Statement of Comprehensive Income (Loss)
                  for the years ended December 31, 1999, 1998, April 12 through
                  December 31, 1997, January 1 through April 11, 1997                                    26

           Consolidated Statements of Cash Flows
                  for the years ended December 31, 1999, 1998, April 12 through
                  December 31, 1997, January 1 through April 11, 1997                                    27

           Notes to Consolidated Financial Statements                                                 28-52

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
The Hockey Company (formerly SLM International, Inc.)

We have audited the accompanying consolidated balance sheet of The Hockey Company (formerly SLM International, Inc.) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999, 1998 and for the periods January 1, 1997 to April 11, 1997 and April 12, 1997 to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. We did not audit the balance sheet of KHF Sport Oy or Jofa Holdings Group, wholly-owned subsidiaries acquired in 1998, which statements reflects total assets and revenues of $31.2 million and $4.3 million respectively, as of December 31, 1998. Those balance sheets were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the balance sheet data included for KHF Sports Oy and Jofa Holdings Group, is based solely on the report of other auditors.

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

In our opinion, based on our audits and, as to the balance sheets at December 31, 1999 and 1998, and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hockey Company as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the year ended December 31, 1999, 1998, and the periods January 1, 1997 to April 11, 1997 and April 12, 1997 to December 31, 1997, in conformity with generally accepted accounting principles in the United States.

Montreal, Canada                                         /s/ Ernst & Young
March 10, 2000                                           Chartered Accountants

                         REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Stockholders of Jofa Holding Group.

We have audited the consolidated balance sheet of Jofa Holding Group as December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jofa Holding Group and Subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with United States generally accepted accounting principles.

Borlange
February 12, 1999

PriceWaterhouseCoopers

                         REPORT OF INDEPENDENT AUDITORS



To The Board of Directors and Stockholders of KHF Sports Oy


We have audited the consolidated balance sheet of KHF Sports OY as of December 31, 1998 and the related consolidated statements of operations, stockholder's equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KHF Sports OY and Subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for the year ended December 31, 1998 in conformity with United States generally accepted accounting principles.

Helsinki
February 12, 1999

KPMG Wideri Oy Ab

                               THE HOCKEY COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                Dec. 31, 1999         Dec. 31, 1998
                                                                             ----------------------------------------
ASSETS

Current assets
     Cash and cash equivalents                                                 $           3,519     $         2,593
     Accounts receivable, net (See Note 3)                                                42,998              36,790
     Inventories (See Note 4)                                                             48,955              42,244
     Prepaid expenses                                                                      2,622               3,513
     Income taxes and other receivables                                                    2,963               4,329
                                                                             ----------------------------------------
     Total current assets                                                      $         101,057     $        89,469
Property, plant and equipment, net of accumulated depreciation (see note 5 )              22,860              22,063
Intangible and other assets, net of accumulated amortization (See note 6)                 85,694              95,646

                                                                             ----------------------------------------
     Total assets                                                                       $209,611     $       207,178
                                                                             ----------------------------------------
                                                                             ----------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Short-term debt (See Note 7)                                              $          14,055     $         8,572
     Accounts payable                                                                      7,779               8,660
     Accrued liabilities                                                                  11,855              11,899
     Accrued restructuring expenses (See Note 2b, 10 and 11)                               1,482               5,180
     Accrued dividends payable                                                             1,815                 190
     Income taxes payable                                                                  2,957               2,689
     Other current liabilities                                                               698               1,130
                                                                             ----------------------------------------
     Total current liabilities                                                 $          40,641     $        38,320
Long-term debt (See Note 7)                                                               94,171              88,568
Deferred income taxes  (See Note 15)                                                          66                 182
                                                                             ----------------------------------------
     Total liabilities                                                                  $134,878     $       127,070
                                                                             ----------------------------------------

Commitments and contingencies (See Notes 13,14 and 18)

                                                                                          11,096              10,870
13% Pay-In-Kind redeemable preferred stock (See Note 9)

Stockholders' equity
Commonstock, par value $0.01 per share, 15,000,000 shares authorized,
      6,500,549 shares issued and outstanding at December 31, 1999
      (1998-6,500,507)                                                                        65                  65
Re-organization warrants, 300,000 issued and 299,451 outstanding (See Note2b)                  -                   -
Common stock purchase warrants, 159,127 issued and outstanding at
December 31, 1999 and December 31, 1998 (See Note 9)                                       1,665               1,665
Additional paid-in capital                                                                66,515              66,515
Retained earnings                                                                            899               4,524
Foreign currency translation adjustments                                                  (5,507)             (3,531)
                                                                             ----------------------------------------
     Total stockholders' equity                                                $          63,637     $        69,238
                                                                             ----------------------------------------
     Total liabilities and stockholders' equity                                $         209,611     $       207,178
                                                                             ----------------------------------------
                                                                             ----------------------------------------

    The accompanying notes are an integral part of the consolidated financial statements.

                               THE HOCKEY COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             Year ended December 31

                        (In thousands, except share data)

                                                      1999          1998(a)         1997(a)         1997(a)
                                                                                    New THC         Old THC
                                                                                 Apr 12 -Dec31  Jan 1 - Apr. 11
                                                  --------------------------------------------------------------
Net sales                                          $   190,603    $    110,817     $     98,215   $      25,539
Cost of goods sold                                     109,778          65,026           57,768          16,007
                                                  --------------------------------------------------------------
       GROSS PROFIT                                     80,825          45,791           40,447           9,532
Selling, general and administrative expenses            58,990          35,272           26,916          11,321
Amortization of excess reorganization
      value and goodwill                                 4,572           2,606            1,712               -
Restructuring and unusual charges (See Note 10)                          1,900                -           6,315

                                                  --------------------------------------------------------------

       OPERATING INCOME (LOSS)                          17,263           6,013           11,819          (8,104)
Chapter 11 and debt related fees (See Note 11)               -               -                -           1,243

Other (income) expense, net                              1,736          (4,588)             519             193
Interest expense                                        12,025           4,108            3,808             114
                                                  --------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND                   3, 502           6,493            7,492          (9,654)
EXTRAORDINARY GAIN ON DEBT DISCHARGE
Income taxes (see Note 15)                               5,276           4,603            4,633              32
                                                  --------------------------------------------------------------
Income (loss) before extraordinary gain on
debt discharge                                          (1,774)          1,890            2,859          (9,686)
Extraordinary gain on debt discharge                         -               -                -          58,726
                                                  --------------------------------------------------------------
       NET INCOME (LOSS)                           $    (1,774)   $      1,890     $      2,859    $     49,040
                                                  --------------------------------------------------------------
                                                  --------------------------------------------------------------
Preferred stock dividends                                1,625             190                -               -
Accretion of 13% Pay-In-Kind preferred Stock               226              35                -               -
                                                  --------------------------------------------------------------
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON
      SHAREHOLDERS                                 $    (3,625)   $      1,665     $      2,859    $     49,040
                                                  --------------------------------------------------------------
                                                  --------------------------------------------------------------
Basic (loss) earnings per share(a)
      (See Note 16)                                $     (0.54)   $       0.25
Diluted (loss) earnings per share (a)
      (See Note 16)                                $     (0.54)   $       0.25


(a) Per share data is omitted because, due to the Reorganization Plan and the implementation of fresh-start reporting, it is not meaningful.

   The accompanying notes are an integral part of the consolidated financial statements.

                               THE HOCKEY COMPANY
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (Deficit)
                             Year ended December 31
                                 (In thousands)

                                              Common Stock        Common      Additional    Retained      Currency       Total
                                       # of Stock      Amount     Stock         Paid-in     Earnings     Translation
                                                                 Purchase       Capital     (Deficit)    Adjustments
                                                                 Warrants
                                    ------------------------------------------------------------------------------------------------
Balance at April 11, 1997                 6,500            65           -         66,507             -              -       66,572
Net income                                    -             -           -              -         2,859              -        2,859
Foreign currency translation adj.             -             -           -              -             -           (549)        (549)
                                    ------------------------------------------------------------------------------------------------
Balance at December 31,  1997             6,500           $65           -        $66,507        $2,859          $(549)     $68,882
Net income                                                                                       1,890                       1,890
                                    ------------------------------------------------------------------------------------------------
                                    ------------------------------------------------------------------------------------------------
Exercise of stock warrants (See               1                                        8                                         8
    Note 8)
Issuance of common stock purchase                                   1,665                                                    1,665
 warrants (See Note 8)
Dividend on preferred stock                                                                       (190)                       (190)
    (see note 9)
Accretion of 13% Pay-in-Kind                                                                       (35)                        (35)
    preferred stock
Foreign currency translation adj.                                                                              (2,892)      (2,892)
                                    ------------------------------------------------------------------------------------------------
Balance at December 31,  1998             6,501           $65      $1,665        $66,515        $4,524        $(3,531)     $69,238
                                    ------------------------------------------------------------------------------------------------
                                    ------------------------------------------------------------------------------------------------
Net income                                                                                      (1.774)                     (1,774)
Exercise of stock warrants (See
    Note 8)
Dividend on preferred stock                                                                     (1,625)                     (1,625)
    (see note 9)
Accretion of 13% Pay-in-Kind                                                                      (226)                       (226)
    preferred stock
Foreign currency translation adj.                                                                              (1,976)      (1,976)
                                    ------------------------------------------------------------------------------------------------
Balance at December 31,  1999             6,501           $65      $1,665        $66,515          $899        $(5,507)     $63,637
                                    ------------------------------------------------------------------------------------------------
                                    ------------------------------------------------------------------------------------------------

                    STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                             Year ended December 31
                                 (In Thousands)

                                                               1999           1998         1997            1997
                                                               ----                        ----            ----
                                                                                         APR. 12 TO      JAN. 1 TO
                                                                                          DEC. 31         APR. 11
                                                        -------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)
Net income (loss)                                         $    (1,774)    $     1,890     $     2,859    $    49,040
Foreign currency translation adjustments                       (1,976)         (2,982)           (549)            85
                                                        -------------------------------------------------------------
Comprehensive income (loss)  for the year                      (3,750)         (1,092)          2,310         49,125
                                                        -------------------------------------------------------------
                                                        -------------------------------------------------------------
ACCUMULATED COMPREHENSIVE INCOME (LOSS)
---------------------------------------
Balance at the beginning of year                          $     1,218           2,310               0       (185,942)
Comprehensive income (loss) for the year                       (3,750)         (1,092)          2,310         49,125
Re-organization adjustments (note 2)                                -               -               -        136,817
                                                        -------------------------------------------------------------
BALANCE AT END OF YEAR                                         (2,532)          1,218           2,310              0
                                                        -------------------------------------------------------------


    The accompanying notes are an integral part of the consolidated financial statements.

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended December 31
                                 (In thousands)

                                                                             1999           1998           1997         1997
                                                                       ----------------------------------------------------------
                                                                                                         Apr. 12 -       Jan 1 -
                                                                                                          Dec 31        Apr. 11
                                                                       ----------------------------------------------------------
OPERATING ACTIVITIES:
Net (loss) income                                                       $     (1,774)   $     1,890    $     2,859    $   49,040
Adjustments to reconcile net (loss) income  to net cash (used
     in) provided by operating activities:
       Depreciation and amortization                                          10,664          7,145          3,807         6,315
       Change in provisions for inventory, doubtful accounts and other         6,352          2,623          9,791           807
       Deferred income taxes                                                    (245)          (258)           918         2,301
       Provision in lieu of taxes                                              3,519          3,418          2,985
       Loss (gain) on sale and disposal of fixed assets                           24            (71)          (160)            5
       Loss (gain) on foreign exchange                                         1,475         (1,373)           649           263
       Extraordinary gain on discharge of debt                                     -                                     (58,726)
       Restructuring charges                                                                  1,453
Change in operating assets and liabilities:
       Accounts receivable                                                   (10,899)         6,456        (15,697)       14,660
       Inventories                                                            (7,087)         1,448         12,176        (7,026)
       Prepaid expenses                                                          916           (511)           371           596
       Income tax receivable                                                     249           (447)            80            44
       Other receivables                                                       1,191         (1,755)          (618)          176
       Accounts payable and accrued liabilities                               (2,893)        (1,752)        (7,941)       (1,450)
       Interest payable                                                         (699)           117          1,145
       Income taxes payable                                                      174            378            522           240
       Other                                                                     (91)           357             28
       Net effect of discontinued operations                                                                                 189
                                                                       ----------------------------------------------------------
           Net cash (used in) provided by operating activities          $        876    $    19,118    $    10,915    $    7,343
                                                                       ----------------------------------------------------------
INVESTING ACTIVITIES:
       Acquisition of a subsidiary, net of cash acquired                                    (62,933)             -             -
       Proceeds of sales of subsidiary                                                            -          1,831             -
       Purchases of fixed assets                                              (4,821)        (3,480)        (1,732)         (285)
       Proceeds from sales of fixed assets                                       172            146            535            73
                                                                       ----------------------------------------------------------
           Net cash (used in) provided by investing activities                (4,649)       (66,267)   $       634    $     (212)
                                                                       ----------------------------------------------------------
FINANCING ACTIVITIES:
       Net change in short-term borrowings                                     5,428          2,979         (4,685)            -
       Principal payments on debt                                               (300)       (70,924)             -           (89)
       Proceeds from long-term debt                                                -        102,500         (2,929)            -
       Exercise of warrants                                                        -              8              -             -
       Issuance of  redeemable preferred stock                                     -         10,835
       Issuance of common stock purchase warrants                                  -          1,665
       Deferred financing costs                                                    -         (5,288)           (63)       (2,146)
       Liabilities subject to compromise                                        (432)             -              -       (36,098)
                                                                       ----------------------------------------------------------
           Net cash (used in)  provided by financing activities         $      4,696    $    41,775    $    (7,677)   $ (38, 333)
                                                                       ----------------------------------------------------------
Effects of foreign exchange rate changes on cash                                   3            (84)          (277)          (22)
                                                                       ----------------------------------------------------------
Increase (Decrease) in cash                                             $        926    $    (5,458)   $     3,595    $  (31,133)
Cash and cash equivalents at beginning of period                               2,593          8,051          4,456        35,589
                                                                       ----------------------------------------------------------
Cash and cash equivalents at end of period                                     3,519    $     2,593    $     8,051    $    4,456
                                                                       ----------------------------------------------------------
                                                                       ----------------------------------------------------------
SUPPLEMENTAL INFORMATION

Cash taxes paid                                                                2,714            100            130           (22)
Cash interest paid                                                            12,153          4,000          2,531             -

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     DESCRIPTION OF BUSINESS, CHANGE OF CORPORATE NAME AND PRINCIPLES OF
       CONSOLIDATION:

       The Hockey Company was incorporated in September 1991 and reorganized in April 1997.

       On January 31, 1999, the Board of Directors of The Hockey Company unanimously adopted an amendment to the Company's Certificate of Incorporation to change the name of the Company from SLM International Inc. to The Hockey Company. The amendment was filed with the Secretary of the State of the State of Delaware on February 9, 1999.

       The consolidated financial statements include the accounts of THC and its wholly-owned subsidiaries (collectively, the "Company"). The Company designs, develops, manufactures and markets a broad range of sporting goods. The Company manufactures hockey and hockey related products, including hockey uniforms, hockey sticks, protective equipment, hockey, figure and inline skates as well as street hockey products, marketed under the CCM-Registered Trademark-, KOHO-Registered Trademark-, JOFA-Registered Trademark-, TITAN-Registered Trademark-, CANADIEN-TM- and HEATON-Registered Trademark- brand names, and private label brands and licensed sports apparel under CCM-Registered Trademark-and #1 APPAREL-TM- brand names. The Company sells its products worldwide to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors. The Company manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally.

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

       The accompanying consolidated financial statements for the year ended December 31, 1997 have been prepared in accordance with generally accepted accounting principles applicable to a going concern which, except as otherwise disclosed, assumes that assets will be realized and liabilities will be discharged in the normal course of business. The financial statements prior to the Effective Date do not include any adjustments which resulted from the Reorganization Plan. The Reorganization Plan had a significant impact on the financial statements of New THC and the Company accounted for such Reorganization Plan using "fresh-start" reporting (see Note 21).

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

C.     CASH AND CASH EQUIVALENTS:

       Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less. The Company invests excess funds in bank term deposits, Canadian Government promissory notes and in U.S. Treasury bills. At December 31, 1999, the Company had $1,185 (1998-$80) invested in bank term deposits and $nil (1998-$325) in Quebec Government promissory notes secured by a Canadian bank.

 D.    CONCENTRATION OF CREDIT RISK:

       Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and accounts receivable. The Company restricts its cash investments to temporary investments in institutions with high credit standing and to short-term securities backed by the full faith and credit of the United States and Canadian and Quebec Governments. The Company sells its products principally to retailers and distributors and, in accordance with industry practice, grants extended payment terms to qualified customers. Concentration of accounts receivable credit risk is mitigated due to the performance of credit reviews that are considered in determining credit policies and allowances for doubtful accounts. The Company provides allowances for expected sales returns, net of related inventory cost recoveries, discounts, rebates and cooperative advertising. The Company does not collateralize its receivables, except with respect to its debt agreements as described in Note 7 in the Notes to Consolidated Financial Statements. In 1999, no single account receivable represented more than 10% of the Company's consolidated net sales.

 E.    REVENUE RECOGNITION:

       Revenue is recognized when products are shipped to customers.

 F.    INVENTORIES:

       Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company provides allowances for excess, obsolete and slow moving inventories.

 G.    RESEARCH & DEVELOPMENT EXPENSES:

       Costs for new product research and development as well as changes to existing products are expensed as incurred and totaled $2,289, $1,171 and $1,096 for the years ended December 31, 1999, 1998, and 1997, respectively. During the year ended December 31, 1997, $611 of the expense was incurred from April 12 through December 31, 1997.

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

       The Company does not provide for withholding income taxes on the undistributed earnings of its non-U.S. subsidiaries, since such earnings are not expected to be remitted to the Company in the foreseeable future. The Company has provided, in its U.S. tax provision, taxes on all of the unremitted earnings of its non-U.S. subsidiaries to December 31, 1999.

       Fresh-start reporting requires the Company to report a provision in lieu of income taxes when there is a book taxable income and utilization of a pre-reorganization net operating loss carry-forward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carry-forward and other deferred tax assets would eliminate the related federal income tax payable. The current and future year tax benefit related to the carry forward is recorded as a reduction of reorganizational value in excess of amounts allocable to identifiable assets until exhausted and then as a direct increase to paid-in capital.

 K.    FOREIGN CURRENCY TRANSLATION:

       The balance sheets of the Company's non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the end of each year. Revenues, expenses and cash flows are translated at weighted average rates of exchange. Gains or losses resulting from foreign currency transactions are included in earnings, while those resulting from translation of financial statement balances are shown as a separate component of stockholders' equity. The functional currencies of the Company's non-U.S. subsidiaries, which are primarily located in Canada, Finland and Sweden, are the respective local currencies in each foreign country.

       The net investment in the Canadian subsidiary is being hedged up to the extent of the Company's Canadian dollar denominated debt.

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

2.      SIGNIFICANT ACTIVITIES

a)     Business Acquisition - Sports Holdings Corporation

       Effective November 19, 1998 ("Acquisition Date"), the Company acquired all of the issued and outstanding capital stock of Sports Holdings Corporation, a privately held manufacturer and distributor of hockey equipment sold under the Canadien-TM-, Heaton-Registered Trademark-, Titan-Registered Trademark-, Jofa-Registered Trademark- and Koho-Registered Trademark- brand names, with operations in Canada, the United States, Finland and Sweden. The operations are carried out through Tropsport Acquisitions Inc. in Canada, SHC Hockey Inc. (formerly Karhu U.S.A. Inc.) in the United States, KHF Sports Oy in Finland, and JOFA Holding AB, JOFA AB, and JOFA Norge A/S in Sweden, all of which were 100-owned by Sports Holdings Corp. at the Acquisition Date. The acquisition has been accounted for using the purchase method and, accordingly, the purchase price was allocated to the acquired assets and liabilities based on their estimated fair value as at the Acquisition Date. The excess of the purchase price over the fair value of the identifiable net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over a period of 25 years.

       The results of operations related to this acquisition have been included in these consolidated financial statements from the effective date of acquisition.

       Details of the acquired assets and liabilities at fair value are as follows:

                                                                                                    $
-------------------------------------------------------------------------------------------------------------------
 Cash                                                                                                        2,727
 Current assets net of current liabilities                                                                  22,427
 Property, plant and equipment                                                                              12,244
 Long-term debt                                                                                            (24,830)
                                                                                                   ----------------
 IDENTIFIABLE ASSETS IN EXCESS OF IDENTIFIABLE LIABILITIES                                                  12,568

 CONSIDERATION PAID
 Cash consideration                                                                                         63,553
 Acquisition costs                                                                                           2,107
                                                                                                   ----------------
 TOTAL CONSIDERATION PAID                                                                                   65,660

 GOODWILL ON ACQUISITION                                                                                    53,092
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

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

       The related restructuring costs approximated $5,019 and have been included in the above purchase price allocation. The disposition of these amounts to December 31, 1999 can be summarized as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                                         LIABILITY
 Total restructuring costs capitalized in the purchase price allocation at November 19, 1998                 5,019
 1998 Translation adjustments                                                                                  (35)
 Amount of restructuring costs paid for the period November 19, 1998  to December 31, 1998                  (1,191)
-------------------------------------------------------------------------------------------------------------------
 Remaining liability included on the December 31, 1998 Consolidated Balance Sheet                            3,793
-------------------------------------------------------------------------------------------------------------------
 1999 Translation adjustments                                                                                   66
 Amount of restructuring costs reversed in 1999                                                             (1,370)
 Amount of restructuring costs paid for the period January 1 to December 31, 1999                           (1,521)
-------------------------------------------------------------------------------------------------------------------
 Remaining liability included on the December 31, 1999 Consolidated Balance Sheet                              968
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

b)     REORGANIZATION CASE

-      On April 11, 1997 the Company emerged from bankruptcy.

-      Under the Reorganization Plan, among other things:

- Old THC's secured creditors received $44,213 in cash, $29,500 principal in new senior notes (the "Senior Secured Notes") and 2,470,000 shares of new common stock (the "New Common Stock") of New THC, in exchange for approximately $108,000 of secured and unsecured indebtedness (which amount includes the secured creditors' estimate of post-filing interest and expenses). The 2,470,000 shares of New Common Stock represented (before dilution) 38.0% of the ownership of New THC. The lenders sold such shares to W.S. Acquisition L.L.C. on the Effective Date. The Senior Secured Notes had a term of seven years with principal payments beginning in the fifth year. On March 16, 1998, the Company prepaid the Senior Secured Notes in full (see Note 7).

- Old THC's unsecured creditors received 4,030,000 shares of New Common Stock representing, at the time of issuance, 62.0% of the ownership of New THC, subject to dilution upon the exercise of warrants distributed to equity security holders and stock options which have been or may be issued to New THC's officers and key personnel (up to 15.0% of the New Common Stock at varying exercise prices), in exchange for approximately $120,000 of unsecured indebtedness. For purposes of the Reorganization Plan, the New Common Stock was valued at approximately $10.16 per share.

- Old THC's equity security holders (who held 18,859,679 shares of Common Stock plus the 1,000,000 shares to have been issued pursuant to the settlement of a securities litigation lawsuit) received a total of 300,000 5-year warrants to purchase an aggregate of 300,000 shares of New Common Stock at an exercise price of $16.92 per share. In addition, the warrant holders have the option to receive an aggregate payment of $0.5 million upon cancellation of such warrants in connection with a sale of the Reorganized Company for more than $140,000.

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

       Liabilities subject to compromise under reorganization proceedings consist of priority claims, the repayment of which the Company is required to prioritize under bankruptcy law, which are comprised principally of income and property tax claims. At December 31, 1999, and December 31, 1998, priority claims of $698 and $1,130, respectively remain subject to resolution with the Bankruptcy Court.

3.   ACCOUNTS RECEIVABLE

Net accounts receivable include:

---------------------------------------------------------------------------------------------------------
                                                                                   1999            1998
                                                                       ----------------------------------
       Allowance for doubtful accounts                                      $      2,237     $     2,444
       Allowance for returns, discounts, rebates and
           Cooperative advertising                                                 5,541           5,384
---------------------------------------------------------------------------------------------------------
                                                                            $      7,778     $     7,828
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

       Bad debt (recovery) expense for the years ended December 31, 1999, 1998, and 1997 was $480, ($1,387), and $716, respectively. Bad debt expense for the year ended December 31, 1997 includes $468 incurred during April 12 through December 31, 1997.

 4.     INVENTORIES
Net inventories consist of:

---------------------------------------------------------------------------------------------------------
                                                                                   1999            1998
                                                                  ---------------------------------------
       Finished products                                                    $     36,344     $    31,659
       Work in process                                                             2,679           2,145
       Raw materials and supplies                                                  9,932           8,440
---------------------------------------------------------------------------------------------------------
                                                                            $     48,955     $    42,244
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

       Allowances for excess, obsolete and slow moving inventories were $2,369 and $3,150 at December 31, 1999 and 1998, respectively.

  5.    PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment consist of:

                                                                              1999                1998
                                                                -----------------------------------------
       Land and improvements                                                $        247     $       236
       Buildings and improvements                                                  6,612           6,307
       Machinery and equipment                                                    15,960          13,354
       Tools, dies and molds                                                       3,173           1,718
       Office furniture and equipment                                              4,504           4,053
                                                                -----------------------------------------
                                                                                  30,496          25,668
       Less accumulated depreciation and amortization                              7,636           3,605
---------------------------------------------------------------------------------------------------------
                                                                            $     22,860     $    22,063
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

           Depreciation and amortization expense for the years ended December 31, 1999,1998, and 1997, was $4,330, $2,585, and $2,371, respectively.
Depreciation and amortization expense for the year ended December 31, 1997 includes $1,571 for April 12 through December 31, 1997.

6.    INTANGIBLE AND OTHER ASSETS

Net intangible and other assets consist of:

                                                                                 1999               1998
                                                              -------------------------------------------
       Goodwill                                                            $      49,615     $    52,913
       Excess Reorganization intangible                                           32,639          37,485
       Deferred Financing Costs                                                    3,349           5,248
       Other                                                                          91             370
---------------------------------------------------------------------------------------------------------
                                                                           $      85,694     $    95,646
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

       Amortization expense for intangible assets was $ 6,334, $4,560 and $2,236 at December 31, 1999, 1998 and 1997, respectively.

       Excess reorganizational value was reduced by $2,574 for the year ended December 31, 1999 by the realization of deferred tax assets (reduced by $3,418 in 1998 and by $2,985 from April 12 through December 31, 1997).

       Goodwill was also reduced by $2,315 for the year ended 1999 by the realization of $945 of deferred tax assets and the reversal of $1,370 for a restructuring provision taken at the time of the acquisition of SHC (Note 2a).

7.   REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

 a)     REVOLVING CREDIT FACILITIES

 Revolving credit facilities consist of the following:

                                                                               1999            1998
Revolving credit facilities with General Electric Capital Inc.              $     11,421          $8,572
Revolving credit facilities with MeritaNordBanken Sweden                           2,634               -
                                                                      -----------------------------------
                                                                            $     14,055          $8,572

i)             Effective November 19, 1998, two of the Company's U.S.
       subsidiaries, Maska U.S. Inc. and SHC Hockey Inc. entered into a credit agreement (the "New U.S. Credit Agreement") with the lenders referred to therein and with General Electric Capital Corporation as Agent and Lender. Simultaneously, two of the Company's Canadian subsidiaries, Sport Maska Inc. and Tropsport Acquisitions Inc. entered into a credit agreement (the "New Canadian Credit Agreement") with the lenders referred to therein and General Electric Capital Canada Inc. as Agent and Lender. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements (collectively, the "New Credit Agreements") is U.S. $70 million, $35 million for each of the New Credit Agreements (or its Canadian dollar equivalent in the case of the Canadian Credit Agreement). Each of the New Credit Agreements is subject to a minimum excess requirement of $1,750. The New Credit Agreements are collateralized by eligible accounts receivable and inventories of the borrowers and are further collateralized by a guarantee of the Company and its other subsidiaries. Total borrowings outstanding (excluding outstanding letters of credit) under the New Credit Agreements at December 31, 1999 amount to $11,421 (1988 - $8,572). The New Credit Agreements are for a period of two years with a possible extension of one year by the Company.

           Borrowings under the New U.S. Credit Agreements bear interest at rates of either U.S. prime rate (8.50% at December 31, 1999) (1998-8.25%) plus 0.25%-1.00% or LIBOR plus 1.50%-2.50% (there were no LIBOR-based borrowings at year end) depending on the borrower's Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the New Canadian Credit Agreement bear interest at rates of either the Canadian prime rate (6.50% at December 31, 1999) (1998-6.50%) plus 0.75%-2.00% or LIBOR plus
       0.75%-2.00% (there were no LIBOR-based borrowings at year end) depending on the borrower's Operating Cash Flow Ratio, as defined in the agreement. In addition, the borrowers are charged a monthly commitment fee at an annual rate of up to 3/8 of 1% on the unused portion of the revolving credit facilities under the New Credit Agreements and certain other fees.

           The New Credit Agreements contain customary negative and affirmative covenants including those relating to capital expenditures, total indebtedness to EBITDA, minimum interest coverage and fixed charges coverage ratio.

 ii) Effective March 18, 1999, Jofa AB, a Swedish subsidiary of the Company, entered into a credit agreement with MeritaNordbanken in Sweden. The maximum amount of loans and letters of credit that may be outstanding under the agreement is SEK 50 million ($6 million). The facility is collateralized by the assets of the Company, excluding intellectual property, bears interest at a rate of STIBOR (3.95% at December 31, 1999) plus 0.65% and is renewable annually. Total borrowings as at December 31, 1999 were SEK 22.4 million ($2,634).

            Effective July 14, 1999, KHF Sports Oy, a Finnish subsidiary of the Company, entered into a credit agreement with MeritaNordbanken in Finland. The maximum amount of loans and letters of credit that may be outstanding under the agreement is FIM 30 million ($5.3 million). The facility is collateralized by the assets of the Company and bears interest at a rate of EURIBOR (3.34% at December 31, 1999) plus 2.0% and is renewable annually. There were no borrowings as at December 31, 1999.

(iii) During March 1998, the Company amended its old credit agreements (the "Amended Credit Agreements") to take advantage of its improved borrowing capacity. In completing the amendments the Company redeemed, in full, its Senior Secured Notes and all amounts outstanding under the $4,000 Term Loan under its old U.S. credit agreement. The redemptions were effected by the Amended Credit Agreements (additional revolving credit loan borrowings under the Amended Credit Agreements and the Amended Term Loan) and use of the Company's cash on hand. The maximum amount of loans that may have been outstanding under the Amended Credit Agreements was $60.0 million, consisting of $45.0 million revolving credit loans and a $15.0 million term loan (the "Amended Term Loan"). Borrowings under the Amended Credit Agreements bore interest at an alternate base rate per annum or at an interest rate based on LIBOR plus 1 3/4% per annum on Amended U.S. revolving credit loans, at Chase Canada's prime rate or at an alternate base rate per annum on Canadian revolving credit loans, and an alternate base rate plus1/4per annum or at an interest rate based on LIBOR plus 2% per annum on the Amended Term Loan. Interest and principal on the Amended Term Loan were payable in quarterly installments ($0.6 million principal) through April 2000, beginning in April 1998.

           The old credit agreements were fully repaid and the Amended Credit Agreements were canceled when the Company entered into the New Credit Agreements with General Electric Capital Inc.

       The weighted average interest rate on short-term debt outstanding at December 31, 1999 , 1998 and 1997 was 8.32% , 11.3% and 8.2%,
       respectively.

b)     LONG-TERM DEBT

The Company's long-term debt at December 31 was as follows:

                                                                          1999                1998
Secured loans from Caisse de Depot et Placement du Quebec
Canadian $135,800)                                                    $    94,092           $   88,182
Other long-term debt                                                           79                  386
                                                             ------------------------------------------
                                                                            94,171              88,568

Less: amounts contractually due within one year                                 -                   -
                                                             ------------------------------------------
      Total long-term debt, excluding current portion                 $    94,171           $   88,568
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

SECURED LOANS

       On November 19,1998, in connection with its acquisition of Sports Holdings Corp., the Company and Sport Maska Inc. entered into a Secured Loan Agreement with the Caisse de Depot et Placement du Quebec to borrow a total of Canadian $135,800. The loan is for a period of two years, maturing November 19, 2000 and will be extended for an additional one year term at the Company's request and upon payment of an extension fee (1% of principal amount). The loan bears interest at a rate equal to the Canadian Bankers' Acceptance Rate plus 4% or the Canadian Prime Rate plus 4.5%. At December 31, 1999 the interest rate was 11.00%.

       The loan is collateralized by all of the tangible and intangible assets of the Company subject to the prior ranking claims on accounts receivable and inventories by the lenders under the Company's revolving credit facilities (see
Note 7a). The loan is guaranteed by the Company and all of its subsidiaries in Canada and the U.S. and by certain subsidiaries in Finland and Sweden.

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

       In March 1998, the Company redeemed, in full, the Senior Secured Notes with the proceeds of additional borrowings under its Amended Credit Agreements and with the proceeds from the Amended Term Loan in the principal amount of $15,000 bearing interest at an alternate base rate plus 0.25% per annum or at an interest rate based on LIBOR plus 2.00% per annum. Interest and principal on the New Term Loan was payable in quarterly installments ($625 principal) through April 2000, beginning in April 1998. The New Term Loan was repaid in full when the Company entered into its Secured Loan Agreement on November 19, 1998.

       At December 31, 1999, future maturities of long-term debt based upon original terms were:

         ---------------------------------------------------------
          2000                                                  -
          2001                                            $94,171
          2002                                                  -
          2003                                                  -
          2004 and beyond                                       -
         ---------------------------------------------------------

       Based on the borrowing rates currently available to the Company for bank loans and other financing with similar terms, the Company estimated that the fair value of its short-term debt and long-term debt at December 31, 1999 and 1998 was equivalent to the carrying values in the financial statements. These values represent a general approximation of possible value and may never be realized.

8.       EQUITY TRANSACTIONS

       As of the Effective Date, New THC had 15,000,000 shares of New Common Stock authorized. In addition, in April 1997, New THC issued 300,000 5-year warrants to Old THC's shareholders to purchase an aggregate of 300,000 shares of New Common Stock at an exercise price of $16.92 per share. During the year ended December 31, 1999, New THC issued 42 share of New Common Stock with respect to the exercise of warrants. At December 31, 1999, 6,500,549 shares of New Common Stock were issued and outstanding. The Company also has 1,000,000 shares of preferred stock authorized at December 31, 1999.

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

       Dividends, which are payable semi-annually from November 19, 1998, may be paid in cash or in shares of the 13% Pay-In-Kind preferred stock, at the Company's option. The preferred stock is non-voting. If the Company fails to redeem the preferred stock on or before November 19, 2005 and for a sixty day period or more after being notified of its failure to redeem the preferred stock, then the preferred stockholders, as a class of stockholders, have the option to elect one director to the Company's Board of Directors with the provision that the preferred stockholders are to elect 28% of the Company's directors. At December 31, 1999 unpaid dividends of $1,815 (1998-$190) have been accrued on the preferred stock and are included in accrued liabilities.

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

 10.   RESTRUCTURING AND UNUSUAL CHARGES

       During 1998, as a result of the acquisition of Sports Holdings Corp., the Company recorded significant restructuring charges totaling $1,453 to reflect the impact of reorganizing its operations with those of the acquired company. The costs consist primarily of employee and related severance costs that have been accounted for as an unusual item.

---------------------------------------------------------------------------------------------------------------
                                                                                                       EXPENSE
 Total restructuring charges recorded at November 19, 1998                                               1,453
 Amount of restructuring costs paid for the period November 19, 1998  to December 31, 1998                (101)
---------------------------------------------------------------------------------------------------------------

 Unpaid Charges as at the December 31, 1998                                                              1,352
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------




 Translation Effects                                                                                        97
 Amount of restructuring costs paid for the period January 1 to December 31, 1999                       (1,010)
---------------------------------------------------------------------------------------------------------------
 Unpaid Charges as at the December 31, 1999                                                                439
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

       Also during 1998, some unrecoverable costs totaling $447 resulting from a severe ice storm that struck the northeastern parts of North America were accounted for as an unusual item.

 11.   CHAPTER 11 AND DEBT RELATED FEES

         As a result of the Company's Filing, Old THC's continuing operations incurred significant legal and professional fees totaling $1,243 ($75 still unpaid at December 31, 1999 (1998 - $112)) for January 1 through April 11, 1997. These fees include the cost of the Company's legal counselors, financial advisors and consultants, as well as those of its bankers, senior noteholders and creditors. The Chapter 11 and debt related fees for January 1, 1997 through April 11, 1997 are net of $500 of interest earned on accumulated cash resulting from the Filing. These costs are included as Chapter 11 and debt related fees in the Consolidated statements of Operations.

 12.   RELATED PARTY TRANSACTIONS

       In 1998, the Company paid its controlling shareholder, Wellspring Capital Management LLC a fee of $975 for investment banking services provided in connection with the acquisition of Sports Holdings Corp. and related acquisition financing. During 1998 the Company issued 100,000 shares of 13% Pay-In-Kind preferred stock to Phoenix Home Life Mutual Insurance Company, a common shareholder (see Note 9).

       Old THC (including discontinued operations) leased property from companies controlled by certain former officers and directors of Old THC. Related party rent expense for January 1 through April 11, 1997 was $617.

13.      LEASES

       Certain of the Company's subsidiaries lease office and warehouse facilities and equipment are under operating lease agreements. Some lease agreements provide for annual rent increases based upon certain factors including the Consumer Price Index.

       The following is a schedule of future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year at December 31, 1999:

                                                                  $
                       2000                                            3,176
                       2001                                            2,777
                       2002                                            2,449
                       2003                                            2,151
                       2004 and beyond                                 3,197
                      --------------------------------------------------------
                                                                  $   13,750
                      --------------------------------------------------------
                      --------------------------------------------------------

       Rental expense, including those to related parties (in 1997), for the years ended December 31, 1999, 1998 and 1997 was approximately $3,293, $2,724 and $3,022, respectively. Rental expense for the year ended December 31, 1997 includes $1,938 for April 12 through December 31, 1997.

 14.   ROYALTIES AND ENDORSEMENTS

           Certain of the Company's subsidiaries have entered into agreements which call for royalty payments generally based on net sales of certain products and product lines. Certain agreements require guaranteed minimum payments over the royalty term. The Company pays also certain professional players and teams an endorsement fee in exchange for the promotion of the Company's brands. The following is a schedule of the future minimum payment and annual obligation under these contracts.

                                                 $
                       2000                          8,279
                       2001                          7,020
                       2002                          6,327
                       2003                          6,208
                       2004 and beyond               9,122
                      ---------------------------------------
                                                 $  36,956
                      ---------------------------------------
                      ---------------------------------------

       Royalty and endorsement expenses for the years ended December 31, 1999 and 1998 was $7,436, $3,247 and $3,401 (of which $2,261 relates to the period April 12 through December 31), respectively.

15.  INCOME TAXES

 The components of income taxes are:

                                                           1999              1998            1997               1997
                                                           ----              ----            ----               ----
                                                                                            APRIL 12          JANUARY 1
                                                                                            THROUGH           THROUGH
                                                                                           DECEMBER 31         APRIL 11
                                                      --------------------------------------------------------------------
Current:                                 U.S.           $      468        $      140         $     165           $     18
                                         Non-U.S.            1,534             1,303               565                 14
--------------------------------------------------------------------------------------------------------------------------
                                                             2,002             1,443               730                 32
--------------------------------------------------------------------------------------------------------------------------
Deferred:                                U.S.                 (352)                -                 -                  -
                                         Non-U.S.              107              (258)              918                  -
                                                              (245)             (258)              918                  -
Provision in Lieu of Taxes:              U.S.                3,201             2,400             1,150                  -
                                         Non-U.S.              318             1,018             1,835                  -
--------------------------------------------------------------------------------------------------------------------------
                                                             3,519             3,418             2,985                  -
--------------------------------------------------------------------------------------------------------------------------
                                                             5,276        $    4,603         $   4,633           $     32
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

       The 1999 U.S. current tax provision is presented net of tax benefits in the amount of $1,430 resulting from the application of a prior year's loss carried forward.

       The Company's effective income tax rate from continuing operations differed from the federal statutory rate as follows:

                                                           1999            1998              1997              1997
                                                           ----            ----              ----              ----
                                                                                            APRIL 12         JANUARY 1
                                                                                            THROUGH           THROUGH
                                                                                          DECEMBER 31         APRIL 11
                                                      ------------------------------------------------------------------
Income taxes based on U.S. federal tax rate                 34%              34%              34%              (34%)
Non-U.S. and state tax rates                                (4%)              1%               3%               (1%)
Valuation allowance                                        (52%)            (15%)             13%               35%
Goodwill amortization                                       48%              14%               -                 -
Deemed dividend under subpart F, net of foreign
    tax credit                                             112%              26%               -                 -
Other, net                                                  12%              11%              12%                -
Effective income tax rate                                  150%              71%              62%                -%
----------------------------------------------------- ---------------- ---------------- ---------------- ---------------

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                                               1999                            1998
                                                                               ----                            ----
                                                                      U.S.            NON-U.S.         U.S.         NON-U.S.
--------------------------------------------------------------------------------------------------------------------------------
Accounts receivable, principally due to allowance for
       doubtful accounts                                            $     1,400      $         -     $     1,500     $         -
Inventories, principally due to additional costs inventoried                                                                   -
       for tax purposes                                                     540                -             630
Accrued interest and royalties                                            2,705                -               -               -
Other, net                                                                  134                -             430               -
                                                                ----------------------------------------------------------------
                                                                          4,779                -           2,560               -
Valuation allowance                                                      (4,779)               -          (2,560)              -
                                                                ----------------------------------------------------------------
Total current deferred tax assets (liabilities)                     $         -     $          -     $         -     $         -
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Net operating loss carry-forwards                                   $    20,040     $          -     $    23,300     $       463
Plant, equipment and depreciation                                          (100)          (2,273)             (8)         (1,686)
Restructuring accruals                                                        -            1,041               -           1,581
Other, net                                                                   45            1,616             730            (540)
                                                                ----------------------------------------------------------------
                                                                         19,985              (66)         24,022            (182)
Valuation allowance                                                     (19,985)               -         (24,022)              -
                                                                ----------------------------------------------------------------
Total non-current deferred tax assets (liabilities)                 $         -     $        (66)    $         -     $      (182)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

       Fresh-start reporting requires the Company to report a provision in lieu of income taxes when there is a book taxable income and utilization of a pre-reorganization net operating loss carry-forward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carry-forward and other deferred tax assets would eliminate the related federal income tax payable. The current and future year tax benefit related to the carry-forward is recorded as a reduction of reorganizational value in excess of amounts allocable to identifiable assets until exhausted and then as a direct increase to paid in capital. The amount of income tax provision which has been used to reduce the reorganizational value in excess of amounts allocable to identifiable assets has been reflected as a provision in lieu of income taxes in the Company's Consolidated Statements of Operations.

       At December 31, 1999, the Company has pre-reorganization net operating loss carry-forwards related to U.S. operations for income tax purposes of approximately $53,000 ($64,000 in 1998). The carry-forward balances begin to expire in 2009 and have been fully reserved by a valuation allowance. The Company's ability to use remaining carry-forwards is limited in use on an annual basis as a result of a change in control of the Company on April 11, 1997 in connection with the Reorganization Plan, and as a result of its acquisition of SHC in 1998.

       In addition, the Company has post-reorganization foreign tax credit carryover in the amount of $3,000, which will begin to expire December 31, 2005.

       Undistributed earnings from continuing operations of subsidiaries outside the U.S., for which no provision for U.S. taxes has been made, amounted to approximately $ nil, $4,700 and $7,000 at December 31, 1999, 1998 and 1997 respectively.

16.  EARNINGS PER SHARE

 Net income per share for the year ended December 31, 1999, and 1998:

----------------------------------------------------------------------------------------------------------------------
                                                                     1999                           1998
----------------------------------------------------------------------------------------------------------------------
                                                              Basic          Diluted          Basic         Diluted
----------------------------------------------------------------------------------------------------------------------
Net  (loss) income attributable to common
stockholders                                                 $  (3,625)     $  (3,625)       $    1,665    $    1,665
----------------------------------------------------------------------------------------------------------------------
Weighted average common and common equivalent shares
outstanding:
----------------------------------------------------------------------------------------------------------------------
                                 Common stock                 6,500,549      6,500,549        6,500,507     6,500,507
----------------------------------------------------------------------------------------------------------------------
                 Common equivalent shares (a)                   158,977        193,741          158,977       191,203
----------------------------------------------------------------------------------------------------------------------
Total weighted average common and common
equivalent shares outstanding                                 6,659,526      6,694,290        6,659,484     6,691,710
----------------------------------------------------------------------------------------------------------------------
Net (loss) income per common share (b)                       $   (0.54)     $   (0.54)       $     0.25    $     0.25
----------------------------------------------------------------------------------------------------------------------

 (a) Common equivalent shares include warrants and stock options. The Company used the average book value of its common stock in calculating the common equivalent shares as required by Statement of Financial Accounting Standards No. 128 due to the fact that the Company's stock had extremely limited trading volume during the period.

(b) Common equivalent shares include warrants and stock options when dilutive. The Company used the average book value of its common stock in calculating the common equivalent shares as required by statement of Financial Accounting Standards no. 128 due to the fact that Company's stock had extremely limited trading volume during the period.

17.    STOCK OPTION PLAN

       During 1999, the Company granted 25,000 additional stock options. Prior to 1999, the Company granted stock options to purchase 1,007,222 shares of New Common Stock in the Company at a weighted average exercise price of $11.33 to certain key employees. The exercise prices of the stock options are not less than the estimated fair market value of the shares at the time the options were granted. Generally, these stock options become exercisable over a five-year vesting period and expire 10 years from the date of the grant.

       Options granted for the New Common Stock are as follows:

                                                       SHARES      EXERCISE PRICE
----------------------------------------------------------------------------------
 DECEMBER 31, 1998                                  1,007,222       10.00 - 16.00
 Options Granted                                       25,000               14.00
 Options Canceled                                     (16,767)              10.00
 Options Exercised                                          -                   -
----------------------------------------------------------------------------------
 DECEMBER 31, 1999                                  1,015,455     $ 10.00 - 16.00
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------


       The following table summarizes information about stock options outstanding at December 31, 1999.

                                                OUTSTANDING                                       EXERCISABLE
--------------------------------------------------------------------------------------------------------------------------
 EXERCISE PRICE RANGE              SHARES       AVERAGE LIFE(a)      AVERAGE EXERCISE     SHARES          AVERAGE EXERCISE
                                                                          PRICE                                 PRICE
--------------------------------------------------------------------------------------------------------------------------
 $10.00-11.99                      604,345                 6.77               $10.00        350,900               $10.00
  12.00-14.99                      266,666                 7.49                13.19        135,000                13.04
  15.00-16.00                      144,444                 6.52                15.50         86,666                15.50
--------------------------------------------------------------------------------------------------------------------------
 Total                           1,015,455                 6.96               $11.62        572,566               $11.55
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

(a)    Average contractual life remaining in years.

       The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions for options granted in 1997: dividend yields of 0%, weighted average expected volatility of 40%, weighted average risk-free interest rate of 8.5%, and weighted average expected lives of 5.5 years.

       As at December 31, 1999 , 1,015,455 stock options were outstanding with a weighted-average exercise price of $11.62 ($10.00 - $16.00 range of exercise prices), weighted average remaining contractual life of 7.0 years and 572,566 exercisable at December 31, 1999. As at December 31, 1998 there were 1,007,222 stock options outstanding with weighted average exercise price of $11.53 ($10.00
- $16.00 range of exercise prices), weighted average remaining contractual life of 7.8 years and 363,889 exercisable at December 31, 1998. As at December 31, 1997 , 952,222 stock options were outstanding with weighted average exercise price of $11.21 ($10.00 - $16.00 range of exercise prices), weighted average remaining contractual life of 8.8 years and 154,444 exercisable at December 31, 1997;

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

18.  CONTINGENCIES AND LITIGATION

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

        In October 1997, Sports Holding Corp. (subsequently acquired by the Company) sold the assets of its ski and snowboard division to Trak Inc. and 3410137 Inc., collectively "Trak". In July 1998, Trak filed a claim against the Company (SHC, SHC Hockey Inc. and Tropsport Acquisitions Inc.), alleging certain incorrect representations and warranties in the context of this sale, for an amount in excess of $350. The Company believes that this claim is without merit.

         In September of 1999, NHL Enterprises, LP and NHL Enterprises Canada Inc. (together "NHL") asserted that the Company was in breach of its obligation to pay royalties pursuant to License Agreements between the NHL and the Company dated as of October 6, 1995, as amended. The NHL is claiming an overdue amount of $905 plus interest pursuant to a US license agreement and an overdue amount of CDN$267 plus interest, pursuant to a Canadian license agreement. The Company has denied these claims and has counter-claimed that its payment obligations pursuant to both license agreements were reduced due to the NHL work stoppage in 1994-95, and that the Company is therefore entitled to refunds from the NHL of $375 plus interest from the US license agreement and CDN$188 plus interest from the Canadian license agreement.

         The Company and the NHL have submitted their dispute with respect to the US license agreement to binding arbitration pursuant to its terms. The dispute between the Company and the NHL with respect to the Canadian license agreement is also subject to binding arbitration, but has not yet been submitted. The Company believes that the claims of the NHL are without merit.

        Other than certain legal proceedings arising from the ordinary course of business, which the Company believes will not have a material adverse effect on the financial position, results of operations or cash flows, there is no other litigation pending or threatened against the Company.

19.      SEGMENT INFORMATION

REPORTABLE SEGMENTS

       The Company has two reportable segments: Equipment and Apparel. The Equipment segment derives its revenue from the sale of skates, including ice hockey, roller hockey and figure skates, as well as protective hockey equipment and sticks for both players and goaltenders. The Apparel segment derives its revenue from the sale of hockey apparel, such as authentic and replica hockey jerseys, as well as a high quality line of licensed and branded apparel, baseball style caps, and jackets.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment assets only include inventory.

INFORMATION ABOUT SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

 For the year ended and as at December 31, 1999

                                                                         EQUIPMENT         APPAREL         SEGMENT
                                                                                                            TOTALS
---------------------------------------------------------------------------------------------------------------------
 Net sales                                                               $   147,852      $   42,751      $  190,603
 Gross profit                                                                 61,679          19,146          80,825
 Depreciation of property, plant and equipment                                 2,165             483           2,648
 Segment assets                                                               35,752          13,203          48,955
---------------------------------------------------------------------------------------------------------------------

 For the year ended and as at December 31, 1998

---------------------------------------------------------------------------------------------------------------------
 Net sales                                                               $    73,983      $   36,834      $  110,817
 Gross profit                                                                 29,848          15,943          45,791
 Depreciation of property, plant and equipment                                   861             379           1,240
 Segment assets                                                               31,019          11,225          42,244
---------------------------------------------------------------------------------------------------------------------



For the year ended and as at December 31, 1997

---------------------------------------------------------------------------------------------------------------------
 Net sales                                                               $    82,626      $   41,128      $  123,754
 Gross profit                                                                 32,913          17,066          49,979
 Depreciation of property, plant and equipment                                   892             412           1,304
 Segment assets                                                               18,186          10,289          28,475
---------------------------------------------------------------------------------------------------------------------


RECONCILIATION OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS FOR THE YEARS ENDED DECEMBER 31:

---------------------------------------------------------------------------------------------------------------------
                                                                            1999            1998             1997
                                                                   --------------------------------------------------
 SEGMENT PROFIT OR LOSS
 Gross Profit                                                            $    80,825      $   45,791           49,979
 Unallocated amounts:
       Selling general and administrative expenses                            58,990          35,272           38,237
       Amortization of excess reorganizational value and goodwill              4,572           2,606            1,712
       Restructuring and unusual charges                                           -           1,900            6,315
       Chapter 11 and debt related fees                                            -               -            1,243
       Other (income) expense, net                                             1,736          (4,588)             712
       Interest expense                                                       12,025           4,108            3,922
                                                                   --------------------------------------------------
 INCOME (LOSS) BEFORE INCOME TAXES, AND EXTRAORDINARY
        GAIN ON DISCHARGE OF DEBT                                        $     3,502      $    6,493           (2,162)
---------------------------------------------------------------------------------------------------------------------

                                                                            1999            1998
---------------------------------------------------------------------------------------------------------------------
 SEGMENTS ASSETS
 Total assets for reportable segments                                    $    48,955      $   42,244
 Unallocated amounts
       Cash                                                                    3,519           2,593
       Account receivable                                                     42,998          36,790
       Prepaid expenses                                                        2,622           3,513
       Income taxes receivable                                                   722             971
       Other receivables                                                       2,241           3,358
       Unallocated property, plant and equipment, net                         22,860          22,063
       Intangible and other assets, net                                       85,694          91,044
       Deferred income taxes                                                       -           4,420
---------------------------------------------------------------------------------------------------------------------
 TOTAL ASSETS                                                            $   209,611      $  206,996
---------------------------------------------------------------------------------------------------------------------

 GEOGRAPHIC INFORMATION
 ----------------------

 NET SALES                                                                      1999            1998             1997
---------------------------------------------------------------------------------------------------------------------
 United States                                                                76,230          53,101           70,269
 Canada                                                                       76,728          53,392           70,052
 Europe                                                                       37,645           4,324                -
---------------------------------------------------------------------------------------------------------------------
                                                                             190,603         110,817          140,321
---------------------------------------------------------------------------------------------------------------------

Sales breakdown was based on location of the subsidiaries from which the sales originated.

 CAPITAL ASSETS & GOODWILL                                               1999          1998
--------------------------------------------------------------------------------------------------
 Canada                                                                77,370        77,150
 USA                                                                   11,746        15,360
 Europe                                                                15,998        19,951
--------------------------------------------------------------------------------------------------
                                                                      105,114       112,461
--------------------------------------------------------------------------------------------------


20.    NEW ACCOUNTING PRONOUNCEMENTS

       Effective June 15, 2000, the Company will be required to implement Statement of Financial Accounting Standard 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. The Company has not yet completed its evaluation of the impact of SFAS 133 on the financial statements however the Company does not include significant use of derivative instruments or hedging activities in its business operations.

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

       The effects of the Reorganization Plan and fresh-start reporting on the Company's balance sheet at April 11, 1997 are as follows:

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 April 11, 1997

ASSETS                                                       OLD THC               ADJUSTMENTS              NEW THC
 Cash                                                        $     40,554           $  (36,098)  a        $    4,456
 Other  current assets                                             64,878                 (189)  b            64,689
                                                         ------------------------------------------------------------
      Total current assets                                        105,432              (36,287)               69,145
 Property, plant and equipment                                     10,382                    -                10,382
 Intangible and other assets, net                                   1,494               48,979   c            50,473
                                                         ------------------------------------------------------------
       Total assets                                              $117,308           $   12,692            $  130,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Short-term debt                                             $          -           $    5,100   d        $    5,100
 Accounts payable and accrued liabilities                          18,029                3,162   e            21,191
 Long term debt, current portion                                      280                1,202   f             1,482
 Current portion of liabilities subject to                         45,035              (42,905)  g             2,130
compromise under
    reorganization proceedings
                                                         ------------------------------------------------------------
       Total current liabilities                                   63,344              (33,441)               29,903
 Long-term debt                                                         -               32,935   f            32,935
 Other liabilities                                                    590                    -                   590
 Liabilities subject to compromise under                          160,164             (160,164)  g                 -
reorganization proceedings
                                                         ------------------------------------------------------------
       Total liabilities                                          224,098             (160,670)               63,428

      Stockholders' equity (deficit)                             (106,790)             173,362   h            66,572
                                                         ------------------------------------------------------------
       Total liabilities and stockholders' equity            $    117,308           $   12,692            $  130,000
                                                         ------------------------------------------------------------
                                                         ------------------------------------------------------------

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

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               For the year ended
                                December 31, 1997
                           (Unaudited) (in thousands)


                                                               TOTAL BEFORE
                                                                ADJUSTMENTS          ADJUSTMENTS            PRO FORMA
                                                            -------------------------------------------------------------
Net sales                                                        $   123,754          $     -                $   123,754
                                                            -------------------------------------------------------------
Operating income                                                       3,715              5,608   a                9,323
Debt related fees                                                      1,243             (1,243)  b                    -
Other expense, net                                                       712                210   c                  922
Interest expense                                                       3,922              1,464   d                5,386
                                                            -------------------------------------------------------------

Income (loss) from continuing operations
       before income taxes and extraordinary                          (2,162)             5,177                    3,015
       gain on discharge of debt

Income taxes                                                           4,665              1,856   e                6,521
                                                            -------------------------------------------------------------

Net income (loss) from continuing operations
       before extraordinary gain on discharge                         (6,827)             3,321                   (3,506)
       of debt




Extraordinary gain on discharge of debt                               58,726            (58,726)  f                    -
                                                            -------------------------------------------------------------

Net income (loss)                                                $    51,899          $ (55,405)             $   (3,506)
                                                            -------------------------------------------------------------
                                                            -------------------------------------------------------------

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

                                                                   Schedule II

                               THE HOCKEY COMPANY

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  Years ended December 31, 1999, 1998, and 1997

                                 (In thousands)

                                                                ADDITIONS
                                                       ----------------------------
                                         BALANCE AT      CHARGED TO    ACQUISITION                                     BALANCE AT
                                        DECEMBER 31,     COSTS AND                      TRANSLATION                    DECEMBER 31,
            DESCRIPTION                     1998          EXPENSES                      ADJUSTMENTS     DEDUCTIONS        1999
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts            $2,444            421           -                100            728(A)       $  2,237
Allowance for returns, discounts,
rebates and cooperative advertising        $5,384          4,758           -                188          4,789(B)       $  5,541
Allowance for excess, obsolete and
slow moving inventories                    $3,150          1,173           -                 88          2,042          $  2,369

                                                                ADDITIONS
                                                       ----------------------------
                                         BALANCE AT      CHARGED TO    ACQUISITION                                     BALANCE AT
                                        DECEMBER 31,     COSTS AND                      TRANSLATION                    DECEMBER 31,
            DESCRIPTION                     1997          EXPENSES                      ADJUSTMENTS     DEDUCTIONS        1998

Allowance for doubtful accounts            $4,046         (2,109)         455               (75)          (127) A)      $  2,444
Allowance for returns, discounts,
rebates and cooperative advertising        $5,886          3,388          837               (130)        4,597(B)       $  5,384
Allowance for excess, obsolete and
slow moving inventories                    $3,418          1,344          441               (111)        1,942          $  3,150

                                                                ADDITIONS
                                                       ----------------------------
                                         BALANCE AT     CHARGED TO     CHARGED TO                                      BALANCE AT
                                       APRIL 11, 1997   COSTS AND        OTHER          TRANSLATION                    DECEMBER 31,
            DESCRIPTION                                  EXPENSES       ACCOUNTS        ADJUSTMENTS     DEDUCTIONS         1997


Allowance for doubtful accounts            $3,489            468           -                (50)         (139)(A)       $  4,046
Allowance for returns, discounts,
rebates and cooperative
advertising                                $4,231          7,883           -                (57)        6,171(B)        $  5,886
Allowance for excess, obsolete and
slow moving inventories                    $3,891          1,440           -                (70)        1,843           $  3,418


(A)  Accounts written off as uncollectible, net of recoveries
(B)  Deductions taken by customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                         Age      Position With Company
----                         ---      ---------------------
Gerald B. Wasserman          63       Chief Executive Officer, President, Chairman of the Board
Paul M. Chute                45       Director
Greg S. Feldman              43       Director
Jason B. Fortin              29       Director
James C. Pendergast          43       Director
Phil Bakes                   54       Director
Russell J. David             41       Senior Vice President, Finance and Administration
Gordon T. Halliday           46       Senior Vice President, Operations
Matthew H. O'Toole           37       Senior Vice President, Sales and Marketing
Johnny Martinsson            56       Senior Vice President, Europe
David Terreri                46       Vice President, Distribution and Customer Service
Jacques Cordeau              48       Vice President, Manufacturing
T. Blaine Hoshizaki          49       Vice President, Product Development

       Gerald B. Wasserman became Chairman of the Board and Director of the Company in April 1997. He has served as Chief Executive Officer and President of the Company since September 1996 and currently serves as Chief Executive Officer of each of the Company's subsidiaries. From 1994 until September 1996, Mr. Wasserman was a consultant and from 1993 to 1994 he served as Chief Executive Officer of Weider Health and Fitness, a fitness and publishing company. Mr. Wasserman was Chief Executive Officer of Canstar Inc. (c/k/a Bauer Nike Hockey Inc.), a manufacturer and distribution of hockey related products, from 1985 through 1993.

       Paul M. Chute became a Director of the Company in April 1997. Since January 1995, Mr. Chute has served as a Managing Director of Phoenix Duff & Phelps Corp., an investment advisor to its affiliate Phoenix Home Life Mutual Insurance Company. He was a Managing Director of Phoenix Home Life Mutual Insurance Company from January 1992 to December 1994.

       Greg S. Feldman became a Director of the Company in July 1998. Mr. Feldman is a co-founder and Managing Partner of Wellspring Associates LLC ("Wellspring") and Wellspring Capital Management LLC. For four years prior to joining Wellspring, he was a vice president in charge of acquisitions at EXOR America Inc. (formerly IFINT USA, Inc.) the U.S. investment arm of Agnelli Group. For two years before joining EXOR, Mr. Feldman was vice-president and co-founder of Clegg Industries, an investment firm backed by Drexel Burnham Lambert Inc. which invested in leveraged acquisitions of middle market manufacturing companies.

       Jason B. Fortin became a Director of the Company in December 1998. Mr. Fortin is a vice president of Wellspring and has been employed by them since March 1995. From 1992 until 1995, Mr. Fortin was in the corporate finance department of Donaldson, Lufkin & Jenrette Securities Corporation.

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

       Phil Bakes became a Director in October 1999. Mr. Bakes is the Chairman and Chief Executive Officer of FAR&WIDE Travel Corp., a leading value-added travel tour operator, which he founded in 1997. Bakes had been president of Sojourn Enterprises, Inc., a Miami advisory and merchant banking firm he founded in 1990.

       Russell J. David, Senior Vice President, Finance & Administration, joined the Company in November 1996. From July 1994 through November 1996, he was Senior Vice President and Chief Financial Officer of Peerless Carpet Corporation, an international carpet and floor covering manufacturer and distributor. From June 1992 through July 1994, he was Executive Vice President and Chief Operating Officer of Perrette Inc., a convenience store chain. From 1989 to 1992 he was Executive Vice President and Chief Operating Officer of Gildan Activewear, a vertically integrated apparel manufacturer.

       Gordon T. Halliday became Senior Vice President, Operations of the Company in January 1997. Mr. Halliday was Vice President, Corporate and Systems Development of Canstar Inc. (c/k/a Bauer Nike Hockey Inc.) from 1988 to January 1997.

       Matthew H. O'Toole, Senior Vice President, Sales and Marketing, joined the Company in May 1999, having previously served as vice-president of world-wide marketing and sales for the Tear Drop Golf Company. From 1994 to 1997 he served as vice-president of sales for Tommy Armour Golf Company. Prior to that he spent nine years in marketing and sales management at Wilson Sporting Goods Company, which included business manager and marketing director of golf clubs, product manager and district sales manager.

       Johnny Martinsson, Senior Vice President, Europe joined the Company on the acquisition of Sports Holdings Corp. in 1998. He has had a long and successful tenure with Jofa AB holding a variety of position over a 30 year career.

       David Terreri became Vice President, Distribution & Customer Service of the Company in January 1997. Mr. Terreri was employed by Canstar Inc. (c/k/a Bauer Nike Hockey Inc.) from June 1978 to January 1997 eventually rising to Vice President, Distribution & Logistics.

       Jacques Cordeau, Vice President, Manufacturing has been employed by the Company for 16 years. Since joining in 1984 as an Industrial Engineering Manager, he has worked at various functions including Production Manager and Plant Manager.

       T. Blaine Hoshizaki, Vice President, Product Development joined the Company in 1997. From 1995 to 1997 he worked as a product development consultant and from 1989 to 1995 he was Vice-President of Research and Development at Bauer. Prior to that was an Associate Professor in the Biomechanics of Sport at McGill University. He holds a PhD from the University of Illinois.

BOARD OF DIRECTORS

       The Board of Directors has responsibility for establishing broad corporate policies and for overseeing the performance of the Company, although it is not involved in day-to-day operations. Members of the Board are kept informed of the Company's business by various reports and documents sent on a regular basis as well as by operating and financial reports presented at Board and various Committee meetings. The Board of Directors held 4 meetings during 1999.

       The Board does not have audit, nominating or other corporation committees, but acts, as a whole, in performing the functions of such committees.

       Directors do not receive any compensation for services rendered in their capacity as such: however, they do receive reimbursement of reasonable out-of-pocket expenses in respect of attendance at meetings.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Under Section 16(a) of the Securities Exchange Act of 1934, the Company's Directors, executive officers and holders of more than 10% of the Common Stock are required to report their initial ownership of the Company's equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission ("SEC"). Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates with respect to 1999. Based on representations of its directors and executive officers and copies of the reports they have filed with the SEC, there were no late reports filed for 1999.

ITEM 11.          EXECUTIVE COMPENSATION

 SUMMARY COMPENSATION TABLE

       The following Summary Compensation Table sets forth certain information for the years ended December 31, 1999, 1998 and 1997 concerning the cash and non-cash compensation earned by or awarded to the Chief Executive Officer and the four other most highly compensated executive officers of the Company as at December 31, 1999 and as at the date hereof:

---------------------------------------------------------------------------------------------------------------------
                                                         Annual Compensation                Long-Term Compensation
---------------------------------------------------------------------------------------------------------------------
                                       Fiscal                            Other Annual       Stock         All Other
Name and position                       Year     Salary      Bonus      Compensation(1)    Options     Compensation
Gerald B. Wasserman                     1999    $350,000     $ -        $     -               -        $    -
Chief Executive Officer                 1998     350,000      -               -               -             -
and President                           1997     350,000     100,000          -               -             -

Russell J. David(1)                     1999     141,314      -               -               -             -
Senior Vice President, Finance          1998     138,300      25,000          -               -             -
and Administration                      1997     144,780      29,000          -               -             -

Gordon T. Halliday(1)                   1999     141,314      -               -               -             -
Senior Vice President,                  1998     138,000      25,000          -               -             -
Operations                              1997     132,700      29,000          -              65,000         -



Matthew H. O'Toole (2)                  1999      85,542      -               -              25,000         -
Senior Vice President,
Sales and Marketing

David Terreri                           1999     183,855      -               -               -             -
Vice-president, Distribution &          1998     178,500      -               -               -             -
Customer Service                        1997     174,311      35,000          -              50,000         -

(1)    Mr. David and Mr. Halliday earn an annualized salary of Canadian $210,000

(2) Mr. O'Toole joined the Company in May, 1999 at an annualized salary of Canadian $225,000

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

STOCK OPTIONS GRANTED IN 1999

NAME AND POSITION                                                    # GRANTED             EXERCISE PRICE
-----------------                                                    ---------             --------------
Matthew H. O'Toole,
Senior Vice President, Sales & Marketing                                25,000                $14.00

OPTIONS EXERCISED IN 1999 AND VALUE OF OPTIONS AT DECEMBER 31, 1999

--------------------------------------------------------------------------------------------------------------------------
                                Shares
                             acquired on     Value          Number of Unexercised              Value of Unexercised
Name                           exercise     Received       Options held at Year End      In-the-Money Options at Year End
--------------------------------------------------------------------------------------------------------------------------
                                                         Exercisable    Not exercisable    Exercisable     Not exercisable
--------------------------------------------------------------------------------------------------------------------------
Gerald B. Wasserman               -            -             433,333            288,889       N/A              N/A
Russell J. David                  -            -              15,000             10,000       N/A              N/A
Gordon T. Halliday                -            -              39,000             26,000       N/A              N/A
Matthew H. O'Toole                -            -                   -             25,000       N/A              N/A
David Terreri                     -            -              20,000             30,000       N/A              N/A

       The Company's New Common Stock was not issued until April 11, 1997, the Effective Date of the Re-organization Plan. The value of unexercised in-the-money options at year-end has not been determined due to the extremely limited amount of trading activity in the Company's New Common Stock.

EMPLOYMENT AGREEMENTS

         Effective September 1, 1996, the Company entered into a five-year employment agreement with Gerald B. Wasserman employing him as President and Chief Executive Officer of the Company. The employment agreement will be renewed automatically for successive one-year periods unless either party provides timely notice. As compensation for his services during the term of his employment agreement, Mr. Wasserman is entitled to receive a base salary at a rate of $350,000 per year, which base salary may be increased by the Board of Directors on an annual basis. In addition, Mr. Wasserman was granted options to purchase an aggregate of 722,222 shares of the Company's New Common Stock (of such options, options to purchase 650,000 shares were granted in 1996). An option (the "First Option" with respect to 361,111 of such shares) was granted at an exercise price of $10.00 per share, and an option (the "Second Option", and together with the First Option, the "Options") with respect to 361,111 such shares was granted at exercise prices ranging from $12.00 per share through $16.00 per share. Subject to the provisions of the employment agreement related to early terminations, the Options have a term of ten years from the date of grant and vest in five equal annual installments on September 1 of each year, commencing on September 1, 1997.

       In the event the Company terminates Mr. Wasserman's employment without `"cause", as defined, the Company will be obligated to make severance payments to Mr. Wasserman in an aggregate amount equal to six months of the then-current base salary for each completed year of service up to an aggregate amount equal to one-year's of the then-current base salary. In addition, all granted but unvested First Options will vest immediately and Mr. Wasserman will be entitled to any options which have vested as of the date of such termination. In the event the Company terminates the employment agreement for "cause", as defined, all of the Company's obligations under the employment agreement will terminate as of the date of such termination, except that Mr. Wasserman will be entitled to any Options which have vested as of such date. If Mr. Wasserman resigns by reason of a Downgrading Event following a Change of Control (both as defined therein), the Company will be obligated to pay him an aggregate of twelve months of the then-current base salary. Upon a Change of Control, all Options will vest immediately.

       Mr. Russell J. David, Senior Vice President, Finance and Administration joined the Company on November 11, 1996. Mr. David receives an annual salary of Canadian $210,000, subject to annual review, and is eligible to participate in the Company's bonus plan up to a maximum of 40% of then-current salary pursuant to such plan, with a guaranteed bonus of 20% of his salary for the first year of his employment. Mr. David also has been granted stock options to purchase 25,000 shares of the Company's New Common Stock at an exercise price of $10.00 per share. These options have a term of ten years, vest ratably over five years and vest immediately upon a Change of Control and ratably upon a termination of employment of Mr. David without "cause". Upon three months' notice of termination of employment by the Company, Mr. David will be entitled to receive as severance one year's salary in the first year of service with the Company and up to a maximum of fifteen months thereafter.

       Effective January 27, 1997, Gordon T. Halliday was appointed Senior Vice President, Operations of the Company. Mr. Halliday receives annual compensation of Canadian $210,000, subject to annual review, and is eligible to participate in the Company's bonus plan up to a maximum of 40% of then-current salary with a bonus of 20% of Mr. Halliday's salary guaranteed in the first year of his employment. Mr. Halliday has also been granted stock options to purchase 65,000 shares of the Company's New Common Stock at an exercise price of $10.00 per share. These options have a term of ten years and vest ratably over five years, with all options fully vested upon a Change of Control and ratably upon a termination of Mr. Halliday's employment without "cause". Upon three months' notice of termination of employment by the Company, Mr. Halliday will be entitled to receive as severance six months' salary per year of service with the Company up to a maximum of fifteen months thereafter.

       Effective May 10, 1999, Matthew H O'Toole was appointed Senior Vice President, Sales & Marketing of the Company. Mr. O'Toole receives annual compensation of Canadian $225,000, subject to review annually, and is eligible to participate in the Company's bonus plan up to a maximum of 40% of then-current salary, with a bonus of Canadian $90,000 guaranteed in 2000. Mr. O'Toole has also been granted stock options to purchase 25,000 shares of the Company's New Common Stock at an exercise price of $14.00 per share. These options have a term of ten years and vest ratably over five years, with all options fully vested upon a Change of Control and ratably upon a termination of Mr. O'Toole's employment without "cause". Upon three months' notice of termination of employment by the Company, Mr. O'Toole will be entitled to receive as severance six months' salary per year of service with the Company up to a maximum of fifteen months thereafter.

       Effective January 9, 1997, David Terreri was appointed Vice President, Distribution & Customer Service of the Company at a base salary of $175,000 per year, subject to annual review. Mr. Terreri is also eligible to participate in the Company's bonus plan up to a maximum of 40% of then-current salary with a bonus of 20% of

Mr. Terreri's salary guaranteed in the first year of his employment. Mr. Terreri has been granted stock options to purchase 50,000 shares of the Company's New Common Stock at an exercise price of $10.00 per share. These options have a term of ten years, vest ratably over five years and vest immediately upon a Change of Control and ratably upon a termination of Mr. Terreri's employment without "cause". Upon three months' notice of termination of employment by the Company, Mr. Terreri will be entitled to receive as severance six months' salary per year of service in the first year of service and twelve months' salary per year of service with the Company thereafter up to a maximum of fifteen months.

RETIREMENT AND LONG-TERM INCENTIVE PLANS

       During 1998 the Company introduced a contributory defined contribution plan (the "Pension Plan"). The executive officers of the Company entered into supplementary executive retirement agreements ("SERP"). The SERP benefit equals 2% of base earnings at retirement times years of service minus the pension provided by the Company's Pension Plan. These SERPs are unfunded. The Company also maintains a 401(k) defined contribution plan for its U.S. employees, under which the Company makes a matching contribution of up to 50% of eligible employee contributions. During the year ended December 31, 1999, matching contributions totaling $42,488 (1998 - $29,704) were made by the Company on behalf of these executive officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information regarding beneficial ownership of the Company's New Common Stock as of March 6, 2000 with respect to
(a) each person known to the beneficial owner of more than 5% of the outstanding shares of New Common Stock, (b) each Director of the Company, (c) the Company's executive officers and (d) all officers and directors of the Company as a group. (Except as indicated in the footnotes to the table, all such shares of New Common Stock are owned with sole voting power and investment power.)

----------------------------------------------------------------------------------------------------------------------
                                                    No. of         % of     Total number of shares beneficially owned
         Name of Beneficial Owner(1)                shares        Class        that can be acquired within 60 days
----------------------------------------------------------------------------------------------------------------------
BENEFICIAL OWNERS OF MORE THAN 5% OF NEW COMMON STOCK
----------------------------------------------------------------------------------------------------------------------
WS Acquisition LLC(2)                              3,289,867       49.1%
----------------------------------------------------------------------------------------------------------------------
The Equitable Life Assurance Society of the
United States(3)                                   1,253,684       18.7%
----------------------------------------------------------------------------------------------------------------------
Phoenix Home Life Mutual Insurance Company(5)        517,322        7.7%          159,127
----------------------------------------------------------------------------------------------------------------------
The Northwestern Mutual Life Insurance
Company(4)                                           394,015        5.9%
----------------------------------------------------------------------------------------------------------------------




COMPANY DIRECTORS
----------------------------------------------------------------------------------------------------------------------
Gerald B. Wasserman(6)(8)                            216,667        3.2%          216,667
----------------------------------------------------------------------------------------------------------------------
Paul M. Chute(5)                                           -
----------------------------------------------------------------------------------------------------------------------
Greg S. Feldman(2)                                         -
----------------------------------------------------------------------------------------------------------------------
Jason B. Fortin(2)                                         -
----------------------------------------------------------------------------------------------------------------------
James C. Pendergast(3)                                     -
----------------------------------------------------------------------------------------------------------------------
Phil Bakes(9)                                              -           -
----------------------------------------------------------------------------------------------------------------------
EXECUTIVE OFFICERS
----------------------------------------------------------------------------------------------------------------------
Russell J. David(6)(8)                                15,000           -          15,000
----------------------------------------------------------------------------------------------------------------------
Gordon T. Halliday(6)(8)                              39,000        0.1%          39,000
----------------------------------------------------------------------------------------------------------------------
Matthew O'Toole(6)(8)                                      -           -
----------------------------------------------------------------------------------------------------------------------
Johnny Martinsson(7)(8)                                5,000           -           5,000
----------------------------------------------------------------------------------------------------------------------
David Terreri(6)(8)                                   20,000           -          20,000
----------------------------------------------------------------------------------------------------------------------
Jacques Cordeau(6)(8)                                 10,000           -          10,000
----------------------------------------------------------------------------------------------------------------------
T. Blaine Hoshizaki(6)(8)                             15,000           -          15,000
----------------------------------------------------------------------------------------------------------------------
ALL OFFICERS AND DIRECTORS AS A GROUP
(13 PERSONS)                                         320,667        4.8%          320,667
----------------------------------------------------------------------------------------------------------------------

(1) Beneficial ownership excludes 538,517 shares of the Company's New Common Stock which have not yet been allocated pursuant to the Company's Reorganization Plan. Such shares will either be issued to the holders of certain unsecured claims or issued to holders of the Company's outstanding shares of New Common Stock. Such holders of unsecured claims may elect to sell such shares to WS Acquisitions LLC pursuant to a cash option agreement between the Company and Wellspring Associates LLC, an affiliate of WS Acquisitions LLC. All percentages are calculated based on 6,693,725 shares of New Common Stock outstanding (which excludes the 538,517 aforementioned shares) but includes 731,693 shares of New Common Stock which may be acquired within 60 days.

(2) The address for such owners is WS Acquisition LLC, 620 Fifth Avenue, New York, New York 10020. Greg S. Feldman's beneficial ownership excludes 3,289,867 shares owned by WS Acquisition LLC. Mr. Feldman is a Managing Partner of Wellspring Associates LLC, an affiliate of WS Acquisition LLC. Mr. Jason Fortin's beneficial ownership excludes those 3,289,867 shares. Mr. Fortin is a Vice-President of Wellspring Associates LLC.

(3) The address of such owners is 1290 Avenue of the Americas, New York, New York 10104. James C. Pendergast's beneficial ownership excludes 1,253,684 shares owned by The Equitable Life Assurance Society of the United States. Mr. Pendergast is a Managing Director of Alliance Corporate Finance group Inc., an affiliate of The Equitable Life Assurance Society of the United States.

(4) The address of such owner is 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202

(5) The address of such owners is 1 American Row, Hartford, Connecticut 06115. Paul M. Chute's beneficial ownership excludes 358,195 shares owned by Phoenix Home Life Mutual Insurance Company. Mr. Chute is a Managing Director of Phoenix, Duff & Phelps Corp., an affiliate of Phoenix Home Life Mutual Insurance Company.

(6) The address of such owners is c/o Maska U.S., Inc., 929 Harvest Lane, Williston, Vermont 05495-8919.

(7)  The address of such owner is c/o Jofa AB, S-782 22 Malung, Sweden

(8) Does not include stock options granted but which have not vested as of March 8, 2000 (see item 11)

(9)  The address of such owner is 80 S.W. 8th Street, Miami, FL 33130-3047

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In 1999 the Company had no related transactions with shareholders.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)Financial Statements required by Item 14 are included and indexed in Part II, Item 8.

(a)(2)The financial statement schedules filed as part of this report include the following:

                           SCHEDULE                                       PAGE
                           ---------                                      ----
                  II       Valuation and Qualifying Accounts and Reserves  52

(a)(3)The following is a list of all Exhibits filed as part of this Report:

Exhibit No.          Description
-----------          -----------
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

10.5                 Retail License Agreement, dated March 8, 1995, between
                     Maska U.S., Inc. and NHL Enterprises Inc. Filed as Exhibit
                     10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.6                 Retail License Agreement, dated March 8, 1995, between
                     Sport Maska Inc. and NHL Enterprises Canada Inc. Filed as
                     Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.7                 Retail License Agreement, dated October 6, 1995, between
                     NHL Enterprises and Maska U.S., Inc. Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.8                 Retail License Agreement, dated October 6, 1995, between
                     NHL Enterprises and Sport Maska Inc. Filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.9                 Deed of Lease, dated April 11, 1997, between ZMD Sports
                     Investments Inc. and Sport Maska Inc. Filed as Exhibit
                     10.38 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.10                Deed of Lease, dated April 11, 1997, between ZMD Sports
                     Investments Inc. and Sport Maska Inc. Filed as Exhibit
                     10.40 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.11                Deed of Lease, dated April 11, 1997, between ZMD Sports
                     Investments Inc. and Sport Maska Inc. Filed as Exhibit
                     10.41 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

10.12                Deed of Lease, dated April 11, 1997, between 2938201 Canada
                     Inc. and Sport Maska Inc. Filed as Exhibit 10.42 to the
                     Company's Annual Report on Form 10-K/A for the year ended
                     December 31, 1996 and incorporated herein by reference.




10.13                Settlement Agreement, dated November 21, 1995, among the
                     Company, certain subsidiaries, the Buddy L Creditors
                     Committee and certain Lenders. Filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended
                     December 31, 1995 and incorporated herein by reference.

10.14                Form of U.S. Debenture Delivery Agreement, dated as of
                     April 1, 1997. Filed as Exhibit 10.44 to the Company's
                     Annual Report on Form 10-K/A for the year ended December
                     31, 1996 and incorporated herein by reference.

10.15 License and sponsorship agreement, dated September 25, 1998, among NHL Enterprises, L.P., NHL Enterprises
                     Canada, L.P., NHL Enterprises B.V., Sport Maska, Inc. and
                     Maska U.S. Inc. (filed herewith).

10.16 Amendment to license agreement, dated October 27, 1998, among [as above] (filed herewith).

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

On February 9, 1999, the Company filed a Current Report on Form 8-K with respect to the completion of the acquisition of Sports Holdings Corp. This report was filed in compliance with Item 2 of Form 8-K.

On March 9, 1999, the Company filed a Current Report on Form 8-K with respect to the extension to subsidiaries of the Company of revolving credit loans furnished by General Electric Capital Corporation and General Electric Capital Canada Inc. This report was filed in compliance with Item 5 of Form 8-K.

       SIGNATURES
       ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Williston, State of Vermont, on the 21st day of March, 2000.

                     THE HOCKEY COMPANY

                     By:   /s/ Russell J. David
                        --------------------------------------
                     Name:    Russell J. David
                     Title:   Senior Vice President, Finance & Administration

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

 Signature                                  Title                                       Date
 ---------                                  ------                                      ----
 /s/ Gerald B. Wasserman                    Chairman of the Board, President and        March 21, 2000
 ---------------------------------------    Chief Executive Officer
 Gerald B. Wasserman

 /s/ Russell J. David                       Senior Vice President, Finance &            March 21, 2000
 ---------------------------------------    Administration
 Russell J. David

 /s/ Paul M. Chute                          Director                                    March 21, 2000
 ---------------------------------------
 Paul M. Chute

 /s/ Phil Bakes                             Director                                    March 21, 2000
 ---------------------------------------
 Phil Bakes

 /s/ Greg S. Feldman                        Director                                    March 21, 2000
 ---------------------------------------
 Greg S. Feldman

 /s/ Jason B. Fortin                        Director                                    March 21, 2000
 ---------------------------------------
 Jason B. Fortin

 /s/ James C. Pendergast                    Director                                    March 21, 2000
 ---------------------------------------
James C. Pendergast