Form 10-Q
period 2000-03-31
HOCKEY CO
filed 2000-05-12
CIK 880036

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


    (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              MARCH 31, 2000
                               ---------------------------------

                                                        OR

     [    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to_______________________

Commission file number                                0 - 19596
                       ---------------------------------------------------------

                               THE HOCKEY COMPANY
             ------------------------------------------------------
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

           Class                               Outstanding at May 5, 2000
--------------------------------------------------------------------------------
       Common Stock,                                    6,500,549
      $.01 par value

                               THE HOCKEY COMPANY
                                    FORM 10-Q
                                      INDEX

                                                                                                           PAGE NO.
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Unaudited and Audited Consolidated Balance Sheets at March 31, 2000
           and December 31, 1999                                                                             1

           Unaudited Consolidated Statements of Operations for the Three Months
           ended March 31, 2000 and for the Three Months ended March
           27, 1999                                                                                          2

           Unaudited Consolidated Statements of Comprehensive Loss for the Three
           Months ended March 31, 2000 and for the Three Months ended
           March 27, 1999                                                                                    3

           Unaudited Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2000 and for the Three Months ended March
           27, 1999                                                                                          4

           Notes to Unaudited Consolidated Financial Statements                                              5


Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                            11



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                14


Item 2.    Changes in Securities                                                                            14


Item 3.    Defaults Upon Senior Securities                                                                  14


Item 4.    Submission of Matters to a Vote of Security Holders                                              14


Item 5.    Other Information                                                                                14


Item 6.    Exhibits and Reports on Form 8-K                                                                 14

                               THE HOCKEY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                Unaudited              Audited
                                                                           -------------------------------------------
                                                                              Mar. 31, 2000         Dec. 31, 1999
                                                                           -------------------------------------------
ASSETS

Current assets
     Cash and cash equivalents                                             $       (110)            $           3,519
     Accounts receivable, net                                                     31,928                       42,998
     Inventories (Note 2)                                                         54,939                       48,955
     Prepaid expenses and other receivables                                        5,881                        4,863
     Income taxes receivable                                                         978                          722
                                                                           -------------------------------------------
     Total current assets                                                         93,616                      101,057
Property, plant and equipment, net of accumulated depreciation and
     amortization ($8,830 and $7,636, respectively)                               21,991                       22,860
Intangible and other assets, net of accumulated amortization  (Note 3)            83,620                       85,694
Deferred Income Taxes                                                              1,068                            -
                                                                           -------------------------------------------
     Total assets                                                          $     200,295            $         209,611
                                                                           ===========================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Short-term borrowings (Note 4)                                        $      18,277            $          14,055
     Accounts payable and accrued liabilities                                     16,623                       22,931
     Income taxes payable                                                          2,656                        2,957
     Other current liabilities                                                       698                          698
                                                                           ------------------------------------------
     Total current liabilities                                                    38,254                       40,641
Long-term debt (Note 4)                                                           93,508                       94,171
Deferred income taxes                                                                  -                           66
                                                                           ------------------------------------------
     Total liabilities                                                           131,762                      134,878
                                                                           ------------------------------------------

Contingencies (Note 7)


13% Pay-In-Kind preferred stock (Note 5)                                          11,159                      11,096

Stockholders' equity
Common stock, par value $0.01 per share, 15,000,000 shares authorized,
      6,500,549 shares issued and outstanding at March 31, 2000 and at
      December 31, 1999                                                               65                          65
Re-organization warrants, 300,000 issued and 299,513 outstanding at March
     31, 2000 and 299,451 outstanding at December 31, 1999                             -                           -
Common stock purchase warrants, 159,127 issued and outstanding at
       March 31, 2000 and December 31, 1999                                        1,665                       1,665
Additional paid-in capital                                                        66,515                      66,515
Retained earnings                                                                 (4,851)                        899
Foreign currency translation adjustments                                          (6,020)                     (5,507)
                                                                           ------------------------------------------
     Total stockholders' equity                                                   57,374                      63,637
                                                                           ------------------------------------------
     Total liabilities and stockholders' equity                            $     200,295            $        209,611
                                                                           ===========================================

          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (In thousands, except share data)

                                                                              For the Three         For the Three
                                                                               Months ended         Months ended
                                                                              Mar. 31, 2000         Mar. 27, 1999
                                                                           -------------------------------------------
Net sales                                                                        $34,406               $27,277
Cost of goods sold                                                                20,659                16,234
                                                                           -------------------------------------------
       Gross profit                                                              $13,747               $11,043
Selling, general and administrative expenses                                      15,601                13,438
Amortization of excess reorganization value and goodwill                           1,138                 1,047
                                                                           -------------------------------------------
       Operating loss                                                            $(2,992)              $(3,442)
Other (income) expense, net                                                          424                   575
Interest expense                                                                   2,964                 2,637
                                                                           -------------------------------------------
Loss  before income taxes                                                        $(6,380)              $(6,654)
Income taxes                                                                      (1,185)                 (360)
                                                                           -------------------------------------------
       Net loss                                                                  $(5,195)              $(6,294)
                                                                           ===========================================
Preferred stock dividends                                                            492                   406
Accretion of 13% Pay-In-Kind preferred stock                                          63                    69
                                                                           ===========================================
Net loss attributable to common shareholders                                     $(5,750)              $(6,769)
                                                                           ===========================================
Basic loss per share (See Note 6)                                                $ (0.86)              $ (1.02)
Diluted loss per share (See Note 6)                                              $ (0.86)              $ (1.02)

          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)
                                 (In thousands)

                                                                              For the Three         For the Three
                                                                               Months ended         Months ended
                                                                              Mar. 31, 2000         Mar. 27, 1999
                                                                           -------------------------------------------
Net loss                                                                         $(5,195)              $(6,294)
Foreign currency translation adjustments                                            (513)                  643
                                                                           -------------------------------------------
Net comprehensive loss                                                           $(5,708)              $(5,651)
                                                                           ===========================================

          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                           -------------------------------------------
                                                                              For the Three         For the Three
                                                                               Months ended         Months ended
                                                                              Mar. 31, 2000         Mar. 27, 1999
                                                                           -------------------------------------------
OPERATING ACTIVITIES:
Net loss                                                                         $(5,195)              $(6,294)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                               2,778                 2,477
       Provisions for inventory, doubtful accounts and other deductions            1,134                   375
       Deferred Income Taxes                                                      (1,074)                 (390)
       Loss (gain) on foreign exchange                                              (103)                  147
Change in operating assets and liabilities:
       Accounts receivable                                                         9,686                10,371
       Inventories                                                                (6,490)               (9,293)
       Prepaid expenses and other assets                                            (900)                1,438
       Accounts payable and accrued liabilities                                   (6,712)               (2,350)
       Income taxes payable                                                         (553)                    -
                                                                           -------------------------------------------
           Net cash used in operating activities                                 $(7,429)              $(3,519)
                                                                           -------------------------------------------
INVESTING ACTIVITIES:
       Purchases of fixed assets                                                    (485)                 (676)
       Proceeds from sales of fixed assets                                            19                    10
                                                                           -------------------------------------------
           Net cash used in investing activities                                 $  (466)              $  (666)
                                                                           -------------------------------------------
FINANCING ACTIVITIES:
       Net change in short-term borrowings                                         4,330                 2,447
       Principal payments on debt                                                      -                  (300)
                                                                           -------------------------------------------
           Net cash provided by financing activities                             $ 4,330               $ 2,147
                                                                           -------------------------------------------
Effects of foreign exchange rate changes on cash                                     (62)                   22
                                                                           -------------------------------------------
Decrease in cash                                                                 $(3,627)              $(2,016)
Cash and cash equivalents at beginning of period                                   3,517                 2,593
                                                                           -------------------------------------------
Cash and cash equivalents at end of period                                       $  (110)              $   577
                                                                           ===========================================

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

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF BUSINESS, CHANGE OF CORPORATE NAME AND PRINCIPLES OF CONSOLIDATION

        The Hockey Company ("THC" or the "Company") was incorporated in September 1991 and reorganized in April 1997.

        On January 31, 1999, the Board of Directors and stockholders of THC adopted an amendment to the Company's Certificate of Incorporation to change the name of THC from SLM International, Inc. to The Hockey Company.

        The consolidated financial statements include the accounts of THC and its wholly-owned subsidiaries. The Company designs, develops, manufactures and markets a broad range of sporting goods. The Company manufactures hockey and hockey related products, including hockey uniforms, hockey sticks, goaltender equipment, protective equipment, hockey, figure and inline skates as well as street hockey products. These are marketed under the CCM-R-, JOFA -R-, KOHO -R-, HEATON -R-, TITAN-R- AND CANADIEN TM brand names, and private label brands and licensed sports apparel under the CCM-R- and #1 APPAREL TM brand names. THC sells its products world-wide to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors. THC manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally.


B.  BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements appearing in this quarterly report have been prepared on a basis consistent with the annual financial statements of THC and its subsidiaries.

        In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the Company's Unaudited Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Loss and Statements of Cash Flows for the 2000 and 1999 periods have been included. These unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. Results for the interim periods are not necessarily a basis from which to project results for the full year due to the seasonality of the Company's business. These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

C.  ACCOUNTING PRONOUNCEMENTS

        For years beginning after June 15, 2000, the Company will be required to implement Statement of Financial Accounting Standards 133 ("SFAS 133") Accounting for Derivative Instruments and Hedging Activities. The Company has not yet completed its evaluation of the impact of SFAS 133 on the financial statements; however, the Company does not use derivative instruments or engage in hedging activities in its business operations.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

2.  INVENTORIES

Net inventories consist of:

                                                                        March 31, 2000      December 31, 1999
  ------------------------------------------------------------------------------------------------------------
          Finished products                                                  $  41,629             $   36,344
          Work in process                                                        3,058                  2,679
          Raw materials and supplies                                            10,252                  9,932
                                                                ----------------------------------------------
                                                                             $  54,939             $   48,955

  ------------------------------------------------------------------------------------------------------------

3.  INTANGIBLE AND OTHER ASSETS

Net intangible and other assets consist of:

                                                                        March 31, 2000      December 31, 1999
  ------------------------------------------------------------------------------------------------------------
          Goodwill                                                           $  48,729             $   49,615
          Excess Reorganization intangible                                      31,996                 32,639
          Deferred Financing Costs                                               2,891                  3,349
          Other                                                                      4                     91

                                                                ----------------------------------------------
                                                                             $  83,620             $   85,694
  ------------------------------------------------------------------------------------------------------------

        Amortization expense for intangible assets was $1,584 and $1,475 for the three months ended March 31, 2000 and March 27, 1999 and $6,334 for the twelve months ended December 31, 1999.

4.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

A)  SHORT-TERM BORROWINGS

i) Effective November 19, 1998, two of the Company's U.S. subsidiaries, Maska U.S., Inc. and SHC Hockey Inc., entered into a credit agreement (the "U.S. Credit Agreement") with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender. Simultaneously, two of the Company's Canadian subsidiaries, Sport Maska Inc. and Tropsport Acquisitions Inc., entered into a credit agreement (the "Canadian Credit Agreement") with the lenders referred to therein and General Electric Capital Canada Inc., as Agent and Lender. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements (collectively the "Credit Agreements") is $70,000, $35,000 for each of the Credit Agreements (or its Canadian dollar equivalent in the case of the Canadian Credit Agreement). Each of the ,Credit Agreements is subject to a minimum excess requirement of $1,750. The Credit Agreements are collateralized by eligible accounts receivable and inventories of the borrowers and are further collateralized by a guarantee of the Company and its other North American subsidiaries. Total borrowings outstanding under the Credit Agreements at March 31, 2000 and December 31, 1999 were $15,002 and $14,055, respectively (excluding outstanding letters of credit). The Credit Agreements are for a period of two years with a possible extension of one year by the Company. The Company has sufficient borrowing capacity to meet its operating requirements.

        Borrowings under the U.S. Credit Agreements bear interest at rates between U.S. prime plus 0.25%-1.00% and LIBOR plus 1.50%-2.50% depending on the borrowers' Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the Canadian Credit Agreement bear interest at rates between the Canadian prime rate and 0.75%-2.00% and LIBOR plus 0.75%-2.00% depending on the borrowers' Operating Cash Flow Ratio, as defined in the agreement. In addition, the borrowers are charged a monthly commitment fee at an annual rate of up to 3/8 of 1% on the unused portion of the revolving credit facilities under the Credit Agreements and certain other fees.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

        The Credit Agreements contain customary negative and affirmative covenants including those relating to capital expenditures, total indebtedness to EBITDA, minimum interest coverage and fixed charges coverage ratio.

ii) Effective March 18, 1999, Jofa AB ("Jofa"), a Swedish subsidiary of the Company, entered into a credit agreement with MeritaNordbanken in Sweden. The maximum amount of loans and letters of credit that may be outstanding under the agreement is SEK 50,000 ($6,000). The facility is collateralized by the assets of Jofa, excluding intellectual property, bears interest at a rate of STIBOR plus 0.65% and is renewable annually. Total borrowings at March 31, 2000 and December 31, 1999 were SEK 22,457 ($2,602) and SEK 22,398 ($2,634), respectively.

         Effective July 14, 1999, KHF Sports Oy ("KHF"), a Finnish subsidiary of the Company, entered into a credit agreement with MeritaNordbanken in Finland. The maximum amount of loans and letters of credit that may be outstanding under the agreement is FIM 30,000 ($5,300). The facility is collateralized by the assets of KHF, bears interest at a rate of EURIBOR plus 2.0% and is renewable annually. Total borrowings as at March 31, 2000 and December 31, 1999 were FIM 8,182 ($673) and nil, respectively.


B) LONG-TERM DEBT

SECURED LOANS

        On November 19, 1998, in connection with its acquisition of Sports Holdings Corp., the Company and Sport Maska Inc. entered into a Secured Loan Agreement with the Caisse de Depot et Placement du Quebec to borrow a total of Canadian $135,800. The loan is for a period of two years, maturing November 19, 2000 and may be extended for an additional one-year term at the Company's request and upon payment of an extension fee (1% of principal amount). The loan bears interest at a rate equal to the Canadian Bankers' Acceptance Rate plus 5.75% or the Canadian Prime Rate plus 4.75%.

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


5.  PREFERRED STOCK

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

        Dividends, which are payable semi-annually from November 19, 1998, may be paid in cash or in shares of the 13% Pay-In-Kind preferred stock, at the Company's option. The preferred stock is non-voting. If the Company fails to redeem the preferred stock on or before November 19, 2005 and for a sixty day period or more after being notified of its failure to redeem the preferred stock, then the preferred stockholders, as a class of stockholders, have the option to elect one director to the Company's Board of Directors with the provision that the preferred stockholders are to elect 28% of the Company's directors. At December 31, 1999 unpaid dividends totalled $1,815.

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


6.  EARNINGS PER SHARE

LOSS PER SHARE FOR THE THREE MONTH PERIODS ARE AS FOLLOWS:

---------------------------------------------- ------------------------------ ------------------------------
                                                For the Three Months ended     For the Three Months ended
                                                      March 31, 2000                 March 27, 1999
---------------------------------------------- ------------------------------ ------------------------------
                                                   Basic          Diluted          Basic         Diluted
---------------------------------------------- --------------- -------------- ---------------- -------------
Net  loss attributable to common stockholders      $  (5,750)     $  (5,750)       $  (6,769)     $ (6,769)
-------------------------------------------------------------- -------------- ---------------- -------------
Weighted average common and common equivalent shares outstanding:
---------------------------------------------- --------------- -------------- ---------------- -------------
                                 Common stock       6,500,549      6,500,549        6,500,507     6,500,507
---------------------------------------------- --------------- -------------- ---------------- -------------
                 Common equivalent shares (a)         158,977        193,741          158,977       193,741
---------------------------------------------- --------------- -------------- ---------------- -------------
Total weighted average common and common
equivalent shares outstanding                       6,659,526      6,694,290        6,659,484     6,694,248
---------------------------------------------- --------------- -------------- ---------------- -------------
Net loss per common share (b)                      $   (0.86)     $   (0.86)         $ (1.02)     $  (1.02)
---------------------------------------------- --------------- -------------- ---------------- -------------

(a) Common equivalent shares include warrants and stock options. The Company used the average book value of its common stock in calculating the common equivalent shares as required by Statement of Financial Accounting Standards No. 128 due to the fact that the Company's stock had extremely limited trading volume during the period.

(b) Common equivalent shares include warrants and stock options when dilutive. The Company used the average book value of its common stock in calculating the common equivalent shares as required by statement of Financial Accounting Standards no. 128 due to the fact that Company's stock had extremely limited trading volume during the period. As a result of the net losses for the three month period ended March 31, 2000 and March 27, 1999 there was an anti-dilutive effect and , therefore, diluted losses per share equal basic losses per share.


7.  CONTINGENCIES AND LITIGATION

A.  ENVIRONMENTAL LITIGATION

        In 1992, T. Copeland & Sons, Inc. (" Copeland "), the owner of a property adjacent to Maska's former manufacturing facility in Bradford, Vermont (now used as a US apparel distribution centre), filed an action in Vermont Superior Court alleging that its property had been contaminated as a result of the Company's manufacturing activities and seeking compensatory and punitive damages under the Vermont Groundwater Protection Law and various common law theories. In June 1995, Maska settled this action for $1,000 cash, paid in July 1995, and a $6,000 promissory note. Subsequently, Copeland received a distribution of shares of THC's Common Stock to satisfy the note. Copeland asserted the right to recover from the Company as a secured claim, the difference between the aggregate value of the Common Stock and the amount of the promissory note. In October 1998, Copeland's claim in the Bankruptcy Court to recover this difference was

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

disallowed without an evidentiary hearing. Copeland filed an appeal of this decision. On May 1, 2000, the District Court overruled the Bankruptcy Court's decision and remanded the claim to the Bankruptcy Court for an evidentiary hearing.

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

        In October 1997, the Company (SHC) sold the assets of its ski and snowboard division to Trak Inc. and 3410137 Inc., (collectively "Trak"). In July 1998, Trak filed a claim against the Company (SHC, SHC Hockey Inc. and Tropsport Acquisitions Inc.), alleging certain incorrect representations and warranties in the context of this sale, for an amount in excess of $350. The Company believes that this claim is without merit.

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


8.  SEGMENT INFORMATION

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

                             THE HOCKEY COMPANY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except share data)


INFORMATION ABOUT SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS



                                             Equipment                       Apparel                     Segment Total
                                    ----------------------------- ------------------------------ ------------------------------
                                       For the        For the     For the Three      For the        For the     For the Three
                                        Three          Three       Months ended       Three          Three       Months ended
                                    Months ended   Months ended   Mar. 31, 2000   Months ended   Months ended   Mar. 27, 1999
                                    Mar. 31, 2000  Mar. 27, 1999                  Mar. 27, 1999  Mar. 31, 2000
                                    -------------- -------------- --------------- -------------- -------------- ---------------
Net sales to external customers          $ 24,653        $20,324         $ 9,753        $ 6,953       $ 34,406        $ 27,277
Gross profit                                9,817          8,379           3,930          2,664         13,747          11,043
Depreciation of property, plant
and equipment                                 709            847             139            155            848           1,002
Inventories                                40,459         38,997          14,480         13,342         54,939          52,339


RECONCILIATION OF SEGMENT PROFIT OR LOSS


                                                                        ------------------ -------------------
                                                                          For the Three      For the Three
                                                                          Months ended        Months ended
                                                                          Mar. 31, 2000      Mar. 27, 1999
                                                                        ------------------ -------------------
                                                                               $   13,747          $   11,043
Segment Gross Profit

Unallocated amounts:

        Selling general and administrative expenses                                15,601              13,438

        Amortization of excess reorganizational value and goodwill                  1,138               1,047

        Other expense, net                                                            424                 575

        Interest expense                                                            2,964               2,637
                                                                        ------------------ -------------------
                                                                                  (6,380)        $    (6,654)
Loss before income taxes
                                                                        ------------------ -------------------

                             THE HOCKEY COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


ITEM 2.

INTRODUCTION

        The Hockey Company ("THC" or the "Company") was incorporated in September 1991 and reorganized in April 1997.

        On January 31, 1999, the Board of Directors and stockholders of The Hockey Company adopted an amendment to THC's Certificate of Incorporation to change the name of THC from SLM International, Inc. to The Hockey Company. The amendment was filed with the Secretary of State of the State of Delaware on February 9, 1999.

        The operations of The Hockey Company and its subsidiaries include the design, development, manufacturing and marketing of a broad range of sporting goods. The Company manufactures hockey and hockey related products, including hockey uniforms, hockey sticks, protective equipment, hockey, figure and inline skates and street hockey products, marketed under the CCM-R-, JOFA -R-, KOHO -R-, HEATON -R-, TITAN-R- AND CANADIEN TM brand names, and private label brands and licensed sports apparel under the CCM-R-,, and #1 APPAREL TM names. The Company sells its products worldwide to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors. The Company manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000

2000 COMPARED TO 1999

        Net sales increased 26.1% to $34.4 million in the three months ended March 31, 2000, as compared to $27.3 million in the three months ended March 27, 1999. The increase was attributable to higher sales of ice skates, apparel and protective equipment, as well as strong sales of non-hockey products in Scandinavia.

        Gross profit for the three months ended March 31, 2000 was $13.7 million compared to $11.0 million in 1999, an increase of 24.5%, attributable to the strong sales in the period. Measured as a percentage of net sales, gross profit margins decreased slightly to 40.0% from 40.5% in the same period in 1999. This reflects the effect of a slightly higher proportion of closeout and discontinued merchandise versus prime goods in the sales mix.

                             THE HOCKEY COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


        In the three months ended March 31, 2000, selling, general and administrative expenses decreased as a percentage of sales to 45.3% from 49.3% in 1999. In absolute dollar terms there was a 16.1% increase to $15.6 million in the first quarter of 2000 from $13.4 million in the same period of 1999. Apart from the anticipated increase in variable sales expenses, the absolute increase in the selling, general and administrative expenses is a result of higher marketing expenses as part of the Company's commitment to increase brand exposure.

        The amortization of excess reorganization value and goodwill remained virtually constant at $1.1 million, up marginally in the first three months of 2000 from $1.0 million in the same period in 1999. The operating loss for the three month period ended March 31, 2000 was $3.0 million, compared to a $3.4 million loss for the three month period ending March 27, 1999.

        Other expense of $0.4 million consists primarily of amortization of deferred financing costs principally arising from the new financing established at the time of acquisition of Sports Holding Corp.

        Earnings before interest, taxes, depreciation and amortization (EBITDA), which is a measure of cash generated from operations, was $(0.5 million) for the three months ended March 31, 2000 compared to $(1.4 million) for the three months ended March 27, 1999.

        Interest expense of $3.0 million for the three months ended March 31, 2000 is higher than the $2.6 million for the same three months of 1999. The increase is due in part to higher levels of operating debt and the effect of foreign exchange on the Canadian dollar-denominated long term debt.

        The Company's net loss for the three months ended March 31, 2000 improved to $5.2 million compared to a net loss of $6.3 million for the three months ended March 27, 1999.


LIQUIDITY AND CAPITAL RESOURCES

        Effective November 19, 1998, two of the Company's subsidiaries, Maska U.S. Inc. and SHC Hockey Inc., entered into a credit agreement (the "U.S. Credit Agreement") with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender. Simultaneously, two of the Company's Canadian subsidiaries, Sport Maska Inc. and Tropsport Acquisitions Inc., entered into a credit agreement (the " Canadian Credit Agreement") with the lenders referred to therein and General Electric Capital Canada Inc. as Agent and Lender. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements (collectively, the "Credit Agreements") is $70.0 million.

        The Credit Agreements are for a period of two years with a possible extension of one year by the Company. Total borrowings outstanding under the New Credit Agreements were $15.0 million on March 31, 2000 (excluding $3.3 million of letters of credit outstanding). Total borrowing as at December 31, 1999 under the New Credit Agreements were $15.4 million (excluding $2.5 million of letters of credit outstanding).

        In addition, on November 19, 1998 in connection with its acquisition of Sports Holdings Corp., the Company and Sport Maska Inc. entered into a credit agreement with the Caisse de Depot et Placement du Quebec to borrow a total of Canadian $135.8 million. The loan is for a period of two years, maturing November 19, 2000 and may be extended for an additional one-year term at the Company's request and upon payment of an extension fee (1% of principal amount).

        The Company's financing requirements for long-term growth, future capital expenditures and debt service are expected to be met through its operations as well as cash borrowed under its Credit Agreements. During the three months ended March 31, 2000, the Company's operations used $7.4 million of cash from its operations as compared to $3.5 million of cash used in the same three months of 1999. The difference is attributable to a larger decrease in accounts payable in the first three months of 2000 compared to 1999. Accounts payable decreased $6.7 million in 2000 versus a $2.3 million decrease in the prior period.

        Cash used in investing activities during the three months ended March 31, 2000 and the three months ended March 27, 1999 included $0.5 million and $0.7 million, respectively, of purchases of fixed assets.

                             THE HOCKEY COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

        During the three month period ended March 31, 2000, financing activities provided $4.3 million from borrowings under the Company's New Credit Agreements and provided $2.4 million for the same period last year.

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

       As of the date of this filing, May 12, 2000, the Company has not encountered any significant business disruptions as a result of internal or external Year 2000 issues. However, while no such occurrence has developed, Year 2000 issues may arise that may not become immediately apparent. Therefore, the Company will continue to monitor and work to remediate any issues that may arise. Although the Company expects not to be materially impacted, such future events cannot be known with certainty.


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

        Management currently believes that the introduction of the Euro will not have a material impact related to pricing or foreign currency exposures. Finland is one of the countries adopting the Euro however Sweden has not yet chosen to adopt the new currency. The subsidiaries' transactions and debt are denominated in their local currencies. However, uncertainty exists as to the effects the Euro will have on the marketplace.

                             THE HOCKEY COMPANY
                                   PART II
                              OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

              Reference is made to Note 7 of the Notes to Unaudited Consolidated Financial Statements included in Part I of this report.


ITEM 2.      CHANGES IN SECURITIES.
             None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.
             Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
             None.

ITEM 5.      OTHER INFORMATION
             None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Exhibits:

                      27.1   Financial Data Schedule.

               (b) Reports on Form 8-K:

                      No reports were filed on Form 8-K during the three months ended March 31, 2000.

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






Date: May 12, 2000