Form 10-Q
period 2000-06-30
HOCKEY CO
filed 2000-08-14
CIK 880036

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ---------------------------------

                                    FORM 10-Q

    (Mark One)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  JUNE 30, 2000
                               -----------------------------------------------

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number                        0 - 19596
                       -------------------------------------------------------

                               THE HOCKEY COMPANY
             (Exact name of registrant as specified in its charter)

           DELAWARE                                 13-36-32297
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                  Identification No.)

C/O MASKA U.S., INC., 929 HARVEST LANE,                                05495
     P.O. BOX 1200, WILLISTON, VT
(Address of principal executive offices)                            (Zip code)

Registrant's telephone number, including area code       (802) 872-4226
                                                   ---------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

               YES   X                   NO _____
                   -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under the plan confirmed by the court:

               YES   X                   NO _____
                   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                    OUTSTANDING AT AUGUST 08, 2000
          Common Stock,                           6,500,549
         $.01 par value

                               THE HOCKEY COMPANY
                                    FORM 10-Q
                                      INDEX

                                                                       PAGE NO.
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Independent Accountants' Review Report                             1

         Unaudited and Audited Consolidated Balance Sheets at
         June 30, 2000 and December 31, 1999                                2

         Unaudited Consolidated Statements of Operations for the
         Three and Six Months ended June 30, 2000 and for the
         Three and Six Months ended June 26, 1999                           3

         Unaudited Consolidated Statements of Comprehensive Loss
         for the Three and Six Months ended June 30, 2000 and for
         the Three and Six Months ended June 26, 1999                       4

         Unaudited Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2000 and for the Six Months ended
         June 26, 1999                                                      5

         Notes to Unaudited Consolidated Financial Statements               6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         12


PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                 15

Item 2.  Changes in Securities                                             15

Item 3.  Defaults Upon Senior Securities                                   15

Item 4.  Submission of Matters to a Vote of Security Holders               15

Item 5.  Other Information                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                  15

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
The Hockey Company

We have reviewed the accompanying financial statements included in Form 10-Q of The Hockey Company and consolidated subsidiaries as of June 30, 2000 and the three and six months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements included in Form 10-Q for them to be in conformity with generally accepted accounting principles in the United States of America.


Montreal, Canada                                 /s/ Ernst & Young
July 27, 2000                                    Chartered Accountants

                               THE HOCKEY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                Unaudited          Audited
                                                                              -------------------------------
                                                                              June 30, 2000     Dec. 31, 1999
                                                                              -------------------------------
ASSETS

Current assets
     Cash and cash equivalents                                                  $      576        $    3,519
     Accounts receivable, net                                                       51,171            42,998
     Inventories (Note 2)                                                           61,012            48,955
     Prepaid expenses and other receivables                                          3,579             4,863
     Income taxes receivable                                                           964               722
                                                                              -------------------------------
     Total current assets                                                          117,302           101,057
Property, plant and equipment, net of accumulated depreciation and
     amortization ($9,956 and $7,636, respectively)                                 21,523            22,860
Intangible and other assets, net of accumulated amortization (Note 3)               82,805            85,694
Deferred Income Taxes                                                                  691                 -
                                                                              -------------------------------
     Total assets                                                               $  222,321        $  209,611
                                                                              ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Short-term borrowings (Note 4)                                             $   41,705        $   14,055
     Accounts payable and accrued liabilities                                       17,909            22,931
     Long term debt, current portion                                                   284                 -
     Income taxes payable                                                            2,354             2,957
     Other current liabilities                                                         698               698
                                                                              -------------------------------
     Total current liabilities                                                      62,950            40,641
Long-term debt (Note 4)                                                             92,729            94,171
Deferred income taxes                                                                    -                66
                                                                              -------------------------------
     Total liabilities                                                             155,679           134,878
                                                                              -------------------------------

Contingencies (Note 7)

13% Pay-In-Kind preferred stock (Note 5)                                            11,217            11,096

Stockholders' equity
Common stock, par value $0.01 per share, 15,000,000 shares authorized,
      6,500,549 shares issued and outstanding at June 30, 2000 and at
      December 31, 1999                                                                 65                65
Re-organization warrants, 300,000 issued and 299,513 outstanding at
     June 30, 2000 and 299,451 outstanding at December 31, 1999                          -                 -
Common stock purchase warrants, 159,127 issued and outstanding at
      June 30, 2000 and December 31, 1999                                            1,665             1,665
Additional paid-in capital                                                          66,516            66,515
Retained earnings                                                                   (6,689)              899
Foreign currency translation adjustments                                            (6,132)           (5,507)
                                                                              -------------------------------
     Total stockholders' equity                                                     55,425            63,637
                                                                              -------------------------------
     Total liabilities and stockholders' equity                                 $  222,321        $  209,611
                                                                              ===============================

       The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (In thousands, except share data)

                                                           For the Three     For the Six     For the Three     For the Six
                                                           Months ended      Months ended     Months ended     Months ended
                                                           June 30, 2000    June 30, 2000    June 26, 1999    June 26, 1999
                                                           ----------------------------------------------------------------
Net sales                                                    $   44,614       $   79,020       $  41,637       $   68,914
Cost of goods sold                                               25,646           46,305          22,532           38,766
                                                           ----------------------------------------------------------------
       Gross profit                                          $   18,968       $   32,715       $  19,105       $   30,148
Selling, general and administrative expenses                     15,352           30,953          14,495           27,933
Amortization of excess reorganization value and goodwill          1,124            2,262           1,135            2,182
                                                           ----------------------------------------------------------------
       Operating income (loss)                                    2,492       $     (500)      $   3,475       $       33
Other (income) expense, net                                        (62)              362             826            1,401
Interest expense                                                  3,184            6,148           2,577            5,214
                                                           ----------------------------------------------------------------
       Income (loss) before income taxes                     $     (630)          (7,010)      $      72       $   (6,582)
Income taxes                                                        694             (491)              2             (358)
                                                           ----------------------------------------------------------------
       Net income (loss)                                     $   (1,324)      $   (6,519)      $      70       $   (6,224)
                                                           ================================================================
Preferred stock dividends                                           456              948             406              812
Accretion of 13% Pay-In-Kind preferred stock                         58              121              38              107
                                                           ----------------------------------------------------------------
Net loss attributable to common shareholders                 $   (1,838)      $   (7,588)      $    (374)      $   (7,143)
                                                           ================================================================
Basic loss per share (See Note 6)                            $    (0.28)      $    (1.14)      $   (0.06)      $    (1.07)
Diluted loss per share (See Note 6)                          $    (0.28)      $    (1.14)      $   (0.06)      $    (1.07)

       The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (In thousands)

                                                   For the Three     For the Six     For the Three     For the Six
                                                   Months ended      Months ended     Months ended     Months ended
                                                   June 30, 2000    June 30, 2000    June 26, 1999    June 26, 1999
                                                   ----------------------------------------------------------------
Net income (loss)                                      (1,324)          (6,519)         $    70        $   (6,224)
Foreign currency translation adjustments                 (112)            (625)             901             1,544
                                                   ----------------------------------------------------------------
Net comprehensive income (loss)                        (1,436)          (7,144)         $   971        $   (4,680)
                                                   ================================================================

       The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                            For the Six           For the Six
                                                                            Months ended         Months ended
                                                                           June 30, 2000         June 26, 1999
                                                                           -----------------------------------
OPERATING ACTIVITIES:
Net loss                                                                    $   (6,519)          $   (6,224)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                               5,507                5,057
     Provisions for inventory, doubtful accounts and other deductions            2,418                1,690
     Deferred Income Taxes                                                        (640)                (337)
     Gain on sales and disposal of fixed assets                                    (17)                  (9)
     Loss (gain) on foreign exchange                                              (227)                 540
Change in operating assets and liabilities:
     Accounts receivable                                                       (11,064)              (8,609)
     Inventories                                                               (13,455)             (17,729)
     Prepaid expenses and other assets                                           1,371                1,997
     Accounts payable and accrued liabilities                                   (5,833)                (979)
     Income taxes payable                                                         (806)                (858)
                                                                           -----------------------------------
         Net cash used in operating activities                              $  (29,265)          $  (25,461)
                                                                           -----------------------------------
INVESTING ACTIVITIES:
     Purchases of fixed assets                                                  (1,482)              (1,806)
     Proceeds from sales of fixed assets                                            29                  118
     Deferred expenses                                                          (1,315)                   -
                                                                           -----------------------------------
         Net cash used in investing activities                              $   (2,768)          $   (1,688)
                                                                           -----------------------------------
FINANCING ACTIVITIES:
     Net change in short-term borrowings                                        28,047               25,321
     Proceeds from long-term debt                                                1,139                    -
     Principal payments on debt                                                      -                 (300)
     Liabilities subject to compromise                                               -                 (432)
                                                                           -----------------------------------
         Net cash provided by financing activities                          $   29,186           $   24,589
                                                                           -----------------------------------
Effects of foreign exchange rate changes on cash                                   (96)                   -
                                                                           -----------------------------------
Decrease in cash                                                                (2,943)          $   (2,560)
Cash and cash equivalents at beginning of period                                 3,519                2,593
                                                                           -----------------------------------
Cash and cash equivalents at end of period                                  $      576           $       33
                                                                           ===================================


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

C.   ACCOUNTING PRONOUNCEMENTS

     For years beginning after June 15, 2000, the Company will be required to implement Statement of Financial Accounting Standards 133 ("SFAS 133") Accounting for Derivative Instruments and Hedging Activities. The Company has not yet completed its evaluation of the impact of SFAS 133 on the financial statements.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


2.   INVENTORIES

Net inventories consist of:

                                       June 30, 2000      December 31, 1999
----------------------------------------------------------------------------
                                           $  47,260             $   36,344
    Finished products
    Work in process                            3,605                  2,679
    Raw materials and supplies                10,147                  9,932
                                --------------------------------------------
                                           $  61,012             $   48,955
----------------------------------------------------------------------------
----------------------------------------------------------------------------


3.   INTANGIBLE AND OTHER ASSETS

Net intangible and other assets consist of:

                                       June 30, 2000      December 31, 1999
----------------------------------------------------------------------------
    Goodwill                               $  47,726             $   49,615
    Excess Reorganization intangible          31,334                 32,639
    Deferred Financing Costs                   2,425                  3,349
    Other                                      1,320                     91
                                --------------------------------------------
                                           $  82,805             $   85,694
----------------------------------------------------------------------------
----------------------------------------------------------------------------

     Amortization expense for intangible assets was $1,564 and $3,148 for the three and six months ended June 30, 2000 and $6,334 for the twelve months ended December 31, 1999.

4.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

a)   SHORT-TERM BORROWINGS

Revolving credit facility are as follows (excluding letters of credit):

                                                                  June 30, 2000     December 31, 1999
-----------------------------------------------------------------------------------------------------
Revolving credit facility with General Electric Capital Inc.        $    34,499           $    11,421
Revolving credit facility with MeritaNordBanken Sweden                    4,764                 2,634
Revolving credit facility with MeritaNordBanken Finland                   1,641                     -
Bank overdraft                                                              801                     -
                                                              ---------------------------------------
Total                                                               $    41,705           $    14,055
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

i) Effective November 19, 1998, the Company's U.S. subsidiary, Maska U.S., Inc., entered into a credit agreement (the "U.S. Credit Agreement") with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender. Simultaneously, the Company's Canadian subsidiary, Sport Maska Inc., entered into a credit agreement (the "Canadian Credit Agreement") with the lenders referred to therein and General Electric Capital Canada Inc., as Agent and Lender. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements (collectively the "Credit Agreements") is $70,000, $35,000 for each of the Credit Agreements (or its Canadian dollar equivalent in the case of the Canadian Credit Agreement). Each of the Credit Agreements is subject to a minimum excess requirement of $1,750. The Credit Agreements are collateralized by eligible accounts receivable and inventories of the borrowers and are further collateralized by a guarantee of the Company and its other North American subsidiaries. The Credit Agreements are for a period of two years with a possible extension of one year by the Company. The Company has sufficient borrowing capacity to meet its operating requirements.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


     Borrowings under the U.S. Credit Agreement bears interest at rates between U.S. prime plus 0.25%-1.00% and LIBOR plus 1.50%-2.50% depending on the borrowers' Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the Canadian Credit Agreement bears interest at rates between the Canadian prime rate plus 0.75%-2.00% and LIBOR plus 0.75%-2.00% depending on the borrowers' Operating Cash Flow Ratio, as defined in the agreement. In addition, the borrowers are charged a monthly commitment fee at an annual rate of up to 3/8 of 1% on the unused portion of the revolving credit facilities under the Credit Agreements and certain other fees.

     The Credit Agreements contain customary negative and affirmative covenants including those relating to capital expenditures, total indebtedness to EBITDA, minimum interest coverage and fixed charges coverage ratio.

ii) Effective March 18, 1999, Jofa AB ("Jofa"), a Swedish subsidiary of the Company, entered into a credit agreement with MeritaNordbanken in Sweden. The maximum amount of loans and letters of credit that may be outstanding under the agreement is SEK 50,000 ($6,000). The facility is collateralized by the assets of Jofa, excluding intellectual property, bears interest at a rate of STIBOR plus 0.65% and is renewable annually. Total borrowings at June 30, 2000 and December 31, 1999 were SEK 41,937 ($4,764) and SEK 22,398 ($2,634), respectively.

     Effective July 14, 1999, KHF Sports Oy ("KHF"), a Finnish subsidiary of the Company, entered into a credit agreement with MeritaNordbanken in Finland. The maximum amount of loans and letters of credit that may be outstanding under the agreement is FIM 30,000 ($5,300). The facility is collateralized by the assets of KHF, bears interest at a rate of EURIBOR plus 2.0% and is renewable annually. Total borrowings as at June 30, 2000 and December 31, 1999 were FIM 10,423 ($1,674) and nil, respectively.


b)   LONG-TERM DEBT

SECURED LOANS

     On November 19, 1998, in connection with its acquisition of Sports Holdings Corp. ("SHC"), the Company and Sport Maska Inc. entered into a Secured Loan Agreement with the Caisse de Depot et Placement du Quebec to borrow a total of Canadian $135,800. The loan is for a period of two years, maturing November 19, 2000 and may be extended for an additional one-year term at the Company's request and upon payment of an extension fee (1% of principal amount). The loan bears interest at a rate equal to the Canadian Bankers' Acceptance Rate plus 5.75% or the Canadian Prime Rate plus 4.75%.

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

     In May 2000, Jofa AB, a subsidiary of the Company, entered into a loan agreement with MeritaNordBanken Sweden to borrow SEK 10,000 ($1,100). The loan is for 4 years with annual principal repayments of SEK 2,500 ($300). The loan is secured by a chattel mortgage on the assets of the subsidiary and bears an interest rate of STIBOR plus 1.2%.


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

     Dividends, which are payable semi-annually from November 19, 1998, may be paid in cash or in shares of the 13% Pay-In-Kind preferred stock, at the Company's option. The preferred stock is non-voting. If the Company fails to redeem the preferred stock on or before November 19, 2005 and for a sixty day period or more after being notified of its failure to redeem the preferred stock, then the preferred stockholders, as a class of stockholders, have the option to elect one director to the Company's Board of Directors with the provision that the preferred stockholders are to elect 28% of the Company's directors. At December 31, 1999, the Company had accrued unpaid dividends of $1,815.

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

6.  EARNINGS PER SHARE

Losses per share for the three and six month periods are as follows:

----------------------------------------------------------------------------------------------------------------------------------
                              For the Three Months        For the Six Months       For the Three Months      For the Six Months
                              ended June 30, 2000         ended June 30, 2000      ended June 26, 1999       ended June 26, 1999
----------------------------------------------------------------------------------------------------------------------------------
                                Basic      Diluted       Basic         Diluted     Basic        Diluted       Basic      Diluted
----------------------------------------------------------------------------------------------------------------------------------
Net loss attributable to
common stockholders          $  (1,838)   $  (1,838)   $  (7,588)    $  (7,588)  $    (374)   $    (374)   $  (7,143)   $  (7,143)
----------------------------------------------------------------------------------------------------------------------------------
Weighted average common and common equivalent shares outstanding:
----------------------------------------------------------------------------------------------------------------------------------
Common stock                 6,500,549    6,500,549    6,500,549     6,500,549   6,500,541    6,500,541    6,500,541    6,500,541
----------------------------------------------------------------------------------------------------------------------------------
Common equiv. shares           158,977      193,741      158,977       193,741     158,977      193,741      158,977      193,741
----------------------------------------------------------------------------------------------------------------------------------
Total weighted average
common and common
equivalent shares
outstanding                  6,659,526    6,694,290    6,659,526     6,694,290   6,659,518    6,694,282    6,659,518    6,694,282
----------------------------------------------------------------------------------------------------------------------------------
Net loss per common
share (a)                    $   (0.28)   $   (0.28)   $   (1.14)    $   (1.14)  $   (0.06)   $   (0.06)   $   (1.07)   $   (1.07)
----------------------------------------------------------------------------------------------------------------------------------

(a) Common equivalent shares include warrants and stock options. The Company used the average book value of its common stock in calculating the common equivalent shares as required by Statement of Financial Accounting Standards No. 128 due to the fact that the Company's stock had extremely limited trading volume during the period. As a result of the net loss for the three and six month periods ended June 30, 2000 and June 26, 1999 there was an anti-dilutive effect and , therefore, diluted loss per share equals basic loss per share.

                              THE HOCKEY COMPANY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share data)

7.   CONTINGENCIES AND LITIGATION

A.   ENVIRONMENTAL LITIGATION

     In 1992, T. Copeland & Sons, Inc. (" Copeland "), the owner of a property adjacent to Maska's former manufacturing facility in Bradford, Vermont (now used as a US apparel distribution centre), filed an action in Vermont Superior Court alleging that its property had been contaminated as a result of the Company's manufacturing activities and seeking compensatory and punitive damages under the Vermont Groundwater Protection Law and various common law theories. In June 1995, Maska settled this action for $1,000 cash, paid in July 1995, and a $6,000 promissory note. Subsequently, Copeland received a distribution of shares of THC's Common Stock to satisfy the note. Copeland asserted the right to recover from the Company as a secured claim, the difference between the aggregate value of the Common Stock and the amount of the promissory note. In October 1998, Copeland's claim in the Bankruptcy Court to recover this difference was disallowed without an evidentiary hearing. Copeland filed an appeal of this decision. On May 1, 2000, the District Court overruled the Bankruptcy Court's decision and remanded the claim to the Bankruptcy Court for an evidentiary hearing.

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

     In October 1997, the Company (SHC) sold the assets of its ski and snowboard division to Trak Inc. and 3410137 Inc., (collectively "Trak"). In July 1998, Trak filed a claim against the Company (SHC and its subsidiaries), alleging certain incorrect representations and warranties in the context of this sale, for an amount in excess of $350. The Company believes that this claim is without merit.

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

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


INFORMATION ABOUT SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

2000                                         Equipment                       Apparel                     Segment Total
                                    -------------------------------------------------------------------------------------------
                                    For the Three  For the Six     For the Three  For the Six     For the Three   For the Six
                                    Months ended   Months ended    Months ended   Months ended    Months ended    Months ended
                                       June 30        June 30         June 30        June 30         June 30         June 30
                                    -------------------------------------------------------------------------------------------
Net sales to external customers         $  37,351     $  62,004         $  7,263     $  17,016        $  44,614      $  79,020
Gross profit                               16,477        26,294            2,491         6,421           18,968         32,715
Depreciation of property, plant
and equipment                                 688         1,397              136           275              824          1,672
Inventories                                43,520        43,520           17,492        17,492           61,012         61,012


1999                                         Equipment                       Apparel                     Segment Total
                                    -------------------------------------------------------------------------------------------
                                    For the Three  For the Six     For the Three  For the Six     For the Three   For the Six
                                    Months ended   Months ended    Months ended   Months ended    Months ended    Months ended
                                       June 26        June 26         June 26        June 26         June 26         June 26
                                    -------------------------------------------------------------------------------------------
Net sales to external customers         $  33,412     $  53,736         $  8,225     $  15,178        $  41,637      $  68,914
Gross profit                               15,361        23,740            3,744         6,408           19,105         30,148
Depreciation of property, plant
and equipment                                 859         1,706              155           310            1,014          2,016
Inventories                                44,864        44,864           16,364        16,364           61,228         61,228


RECONCILIATION OF SEGMENT PROFIT OR LOSS

                                                                 -------------------------------------------------------------
                                                                 For the Three   For the Six    For the Three   For the Six
                                                                 Months ended    Months ended   Months ended    Months ended
                                                                 June 30, 2000   June 30, 2000  June 26, 1999   June 26, 1999
                                                                 -------------------------------------------------------------
Segment Gross Profit                                                $   18,968      $   32,715        $19,105        $  30,148
Unallocated amounts:
        Selling general and administrative expenses                     15,352          30,953         14,495           27,933
        Amortization of excess reorganizational value
          and goodwill                                                   1,124           2,262          1,135            2,182
        Other expense, net                                                 (62)            362            826            1,401
        Interest expense                                                 3,184           6,148          2,577            5,214
                                                                 -------------------------------------------------------------
Loss before income taxes                                                  (630)         (7,010)            72           (6,582)
                                                                 -------------------------------------------------------------

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

     The operations of The Hockey Company and its subsidiaries include the design, development, manufacturing and marketing of a broad range of sporting goods. The Company manufactures hockey and hockey related products, including hockey uniforms, hockey sticks, protective equipment, hockey, figure and inline skates and street hockey products, marketed under the CCM-Registered Trademark-, JOFA-Registered Trademark-, KOHO-Registered Trademark-, HEATON-Registered Trademark-, TITAN-Registered Trademark- and CANADIEN-TM-brand names, and private label brands and licensed sports apparel under the CCM-Registered Trademark-, and #1 APPAREL-TM- names. The Company sells its products worldwide to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors. The Company manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally.

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

     EBITDA IS A MEASURE OF THE CASH GENERATED FROM OPERATIONS AND HAS BEEN INCLUDED IN THE SELECTED INCOME STATEMENT HIGHLIGHTS BECAUSE MANAGEMENT BELIEVES THAT IT WOULD BE A USEFUL INDICATOR FOR READERS. EBITDA IS DEFINED AS THE EARNINGS (NET INCOME) BEFORE INTEREST, INCOME AND CAPITAL TAXES, DEPRECIATION AND AMORTIZATION, AND UNUSUAL ITEMS. EBITDA IS NOT A MEASURE OF PERFORMANCE OR FINANCIAL CONDITION UNDER GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, BUT IS PRESENTED BECAUSE IT IS A WIDELY ACCEPTED INDICATOR OF A COMPANY'S ABILITY TO SOURCE AND INCUR DEBT. EBITDA SHOULD NOT BE CONSIDERED AS AN ALTERNATIVE TO NET INCOME AS AN INDICATOR OF THE COMPANY'S OPERATING PERFORMANCE OR AS AN ALTERNATIVE TO CASH FLOWS AS A MEASURE OF LIQUIDITY.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000

2000 COMPARED TO 1999

     Net sales increased 14.7% to $79.0 million in the six months ended June 30, 2000, as compared to $68.9 million in the six months ended June 26, 1999. For the three months ended June 30, 2000 net sales were $44.6 million, representing a 7.1% increase compared to net sales in the three months ended June 26, 1999 of $41.6 million. The increase was attributable primarily to much stronger sales of ice skates, protective equipment, and the distribution of non-hockey products in Europe.

     Gross profit for the six months ended June 30, 2000 was $32.7 million compared to $30.1 million in 1999, an increase of 8.5%. Gross profit for the three months ended June 30, 2000 was $19.0 million compared to $19.1 million in 1999, a decrease of 0.7%, attributable to a higher proportion of sales to key customers with corresponding increases in discounts offered, a slightly different mix of products sold in the period as well as a higher proportion of sales of discontinued goods during the comparable period. Measured as a percentage of net sales, gross profit margins decreased to 41.4% in the first half of 2000 from 43.7% in the same period in 1999.

                               THE HOCKEY COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     For the six months ended June 30, 2000, selling, general and administrative expenses increased 10.8% to $31.0 million compared to $27.9 million in the first half of 1999. In the three months ended June 30, 2000, these expenses increased 5.9% to $15.4 million from $14.5 million in 1999. Measured as a percentage of net sales, in the first six months of the year the ratio decreased to 39.2% in 2000 from 40.5% in 1999. The increase in selling, general and administrative expenses is attributed to (i) the continued investment in the promotion of the Company's principal brands, (ii) the additional royalties paid to National Hockey League Enterprises, LP pursuant to a new license agreement beginning in July 1999 and (iii) additional NHL team marketing expenses related to having the right to produce and market authentic team jerseys for 15 NHL teams compared to 10 teams in the same period of 1999.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) was $4.9 million for the six months ($5.3 million for the three months) ended June 30, 2000 compared to $4.0 million for the six months ($5.4 million for the three months) ended June 26, 1999.

     The amortization of excess reorganization value and goodwill increased slightly from $2.2 million in the first half of 1999 to $2.3 million in the first half of 2000. The operating loss for the six month period ended June 30, 2000 was $0.5 million, compared to an operating income of $33,000 for the six month period ending June 26, 1999.

     Other expense consists primarily of amortization of deferred financing costs as a result of the new financing established upon the acquisition of Sports Holding Corp. ($0.9 million of amortization expense in the six months ending June 30, 2000 compared to $0.9 million in the six months ending June 26, 1999), offset in part by a foreign exchange translation gain on the foreign currency denominated portion of the long term debt.

     Interest expense of $6.1 million for the six months ended June 30, 2000 increased by $0.9 million from the same period for the prior year ($5.2 million). For the three months ended June 30, 2000 interest expense increased to $3.2 million compared to $2.6 million for the same period of the prior year.

     The Company's net loss for the six months ended June 30, 2000 was $6.5 million compared to $6.2 million for the six months ended June 26, 1999. For the three months ended June 30, 2000, the Company had a net loss of $1.3 million compared to a net income of $70 thousand for the three months ended June 26, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Effective November 19, 1998, the Company's subsidiary, Maska U.S, entered into a credit agreement (the "U.S. Credit Agreement") with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender. Simultaneously, the Company's Canadian subsidiary, Sport Maska Inc., entered into a credit agreement (the " Canadian Credit Agreement") with the lenders referred to therein and General Electric Capital Canada Inc. as Agent and Lender. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements (collectively, the "Credit Agreements") is $70.0 million.

     The Credit Agreements are for a period of two years with a possible extension of one year by the Company. Total borrowings outstanding under the New Credit Agreements were $34.5 million on June 30, 2000 (excluding $6.4 million of letters of credit outstanding). Total borrowing as at December 31, 1999 under the New Credit Agreements were $11.4 million (excluding $2.5 million of letters of credit outstanding).

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

     The Company's financing requirements for long-term growth, future capital expenditures and debt service are expected to be met through its operations as well as cash borrowed under its Credit Agreements. During the six months ended June 30, 2000, the Company's operations used $29.3 million of cash from its operations as compared to $25.5 million of cash used in the same six months of 1999. The difference is attributable to the variation in working capital.

                               THE HOCKEY COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     Cash used in investing activities during the six months ended June 30, 2000 and the six months ended June 26, 1999 included $1.5 million and $1.8 million, respectively, of purchases of fixed assets.

     During the six month period ended June 30, 2000, financing activities provided $28.0 million from borrowings under the Company's New Credit Agreements and provided $25.3 million for the same period last year.

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

     As of the date of this filing, August 15, 2000, the Company has not encountered any significant business disruptions as a result of internal or external Year 2000 issues. However, while no such occurrence has developed, Year 2000 issues may arise that may not become immediately apparent. Therefore, the Company will continue to monitor and work to remediate any issues that may arise. Although the Company expects not to be materially impacted, such future events cannot be known with certainty.

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

     Management currently believes that the introduction of the Euro will not have a material impact related to pricing or foreign currency exposures. Finland is one of the countries adopting the Euro while Sweden has not yet chosen to adopt the new currency. The subsidiaries' transactions and debt are denominated in their local currencies. However, uncertainty exists as to the effects the Euro will have on the marketplace.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.

ITEM 5.   OTHER INFORMATION
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

              (a)   Exhibits:

              10.1 License and sponsorship agreement dated May 11, 2000, among NHL Enterprises, L.P., NHL Enterprises Canada, L.P., NHL Enterprises B.V., Sport Maska Inc., Maska U.S. Inc., Jofa AB and KHF Finland Oy. (filed herewith).

              27.1  Financial Data Schedule.

              (b)   Reports on Form 8-K:

                    No reports were filed on Form 8-K during the three months ended June 30, 2000.

                               THE HOCKEY COMPANY

                                   SIGNATURES

      Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE HOCKEY COMPANY
                                  (REGISTRANT)

                By: /s/ RUSSELL J. DAVID
                    ---------------------------------------------------------
                    Name:   Russell J. David
                    Title:  Senior Vice President, Finance and Administration
                            (Principal Financial and Accounting Officer)

Date: August 15, 2000