Form 10-Q
period 2000-09-30
HOCKEY CO
filed 2000-11-14
CIK 880036

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------

                                    FORM 10-Q



    (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              SEPTEMBER 30, 2000
                               ------------------------------------------------

                                       OR

     [    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------   -------------------------
Commission file number                      0 - 19596
                       --------------------------------------------------------

                               THE HOCKEY COMPANY
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

             YES      X                                NO
                  --------                                ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

                  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under the plan confirmed by the court:

             YES      X                                NO
                  --------                                ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                          OUTSTANDING AT OCTOBER 24, 2000
-------------------------------------------------------------------------------
       Common Stock,                               6,500,549
      $.01 par value

                               THE HOCKEY COMPANY
                                    FORM 10-Q
                                      INDEX

                                                                                                           PAGE NO.
--------------------------------------------------------------------------------------------------------------------
PART I     FINANCIAL INFORMATION
--------------------------------
Item 1.    Financial Statements
           Independent Accountants' Review Report                                                            1

           Unaudited and Audited Consolidated Balance Sheets at September 30,
           2000 and December 31, 1999                                                                        2

           Unaudited Consolidated Statements of Operations for the Three and
           Nine Months ended September 30, 2000 and for the Three and Nine
           Months ended September 25, 1999                                                                   3

           Unaudited Consolidated Statements of Comprehensive Loss for the Three
           and Nine Months ended September 30, 2000 and for the Three
           and Nine Months ended September 25, 1999                                                          4

           Unaudited Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2000 and for the Nine Months ended September
           25, 1999                                                                                          5

           Notes to Unaudited Consolidated Financial Statements                                              6


Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                            12



PART II    OTHER INFORMATION
----------------------------

Item 1.    Legal Proceedings                                                                                15


Item 2.    Changes in Securities                                                                            15


Item 3.    Defaults Upon Senior Securities                                                                  15


Item 4.    Submission of Matters to a Vote of Security Holders                                              15


Item 5.    Other Information                                                                                15


Item 6.    Exhibits and Reports on Form 8-K                                                                 15


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
The Hockey Company

We have reviewed the accompanying financial statements included in Form 10-Q of The Hockey Company and consolidated subsidiaries as at September 30, 2000 and for the three and nine-month periods then ended. These financial statements are the responsibility of the company's management. We did not make a similar review of the financial statements for the three and nine-month periods ended September 30, 1999.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements included in Form 10-Q at September 30, 2000 and for the three and nine-month periods then ended for them to be in conformity with generally accepted accounting principles in the United States.



Montreal, Canada                                         /s/ Ernst & Young
November 1, 2000                                         Chartered Accountants

                               THE HOCKEY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                             Unaudited         Audited
                                                                        -----------------------------------
                                                                         Sept. 30, 2000     Dec. 31, 1999
                                                                        -----------------------------------
ASSETS

Current assets
     Cash and cash equivalents                                                $   2,087       $  3,519
     Accounts receivable, net                                                    67,982         42,998
     Inventories (Note 2)                                                        48,984         48,955
     Prepaid expenses and other receivables                                       2,333          4,863
     Income taxes receivable                                                        532            722
                                                                              -------------------------
     Total current assets                                                       121,918        101,057
Property, plant and equipment, net of accumulated depreciation and
     amortization ($10,736 and $7,636, respectively)                             20,611         22,860
Intangible and other assets, net of accumulated amortization  (Note 3)           80,392         85,694
Deferred Income Taxes                                                               313             --
                                                                              -------------------------
     Total assets                                                             $ 223,234        $209,611
                                                                              -------------------------
                                                                              -------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Short-term borrowings (Note 4)                                           $  39,160       $ 14,055
     Accounts payable and accrued liabilities                                    20,894         22,931
     Long term debt, current portion                                                260             --
     Income taxes payable                                                         2,626          2,957
     Other current liabilities                                                      698            698
                                                                              -------------------------
     Total current liabilities                                                   63,638         40,641
Long-term debt (Note 4)                                                          90,898         94,171
Deferred income taxes                                                                --             66
                                                                              -------------------------
     Total liabilities                                                          154,536        134,878
                                                                              -------------------------
                                                                              -------------------------

Contingencies (Note 7)

13% Pay-In-Kind preferred stock (Note 5)                                         11,275         11,096

Stockholders' equity
Common stock, par value $0.01 per share, 15,000,000 shares authorized,
      6,500,549 shares issued and outstanding at September 30, 2000 and
      at December 31, 1999                                                           65             65
Re-organization warrants, 300,000 issued and 299,513 outstanding at Sept.
     30, 2000 and 299,451 outstanding at December 31, 1999                           --             --
Common stock purchase warrants, 159,127 issued and outstanding at
       Sept. 30, 2000 and December 31, 1999                                       1,665          1,665
Additional paid-in capital                                                       66,516         66,515
Retained earnings (deficit)                                                      (3,482)           899
Foreign currency translation adjustments                                         (7,341)        (5,507)
                                                                              -------------------------
     Total stockholders' equity                                                  57,423         63,637
                                                                              -------------------------
     Total liabilities and stockholders' equity                               $ 223,234      $ 209,611
                                                                              -------------------------
                                                                              -------------------------


          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (In thousands, except share data)


                                                           For the Three     For the Nine    For the Three     For the Nine
                                                           Months ended      Months ended     Months ended     Months ended
                                                          Sept. 30, 2000    Sept. 30, 2000   Sept. 25, 1999   Sept. 25, 1999
                                                         ---------------------------------------------------------------------
Net sales                                                     $   68,024      $   147,044       $   69,879       $  138,793
Cost of goods sold                                                40,458           86,763           40,935           79,701
                                                         ---------------------------------------------------------------------
       Gross profit                                           $   27,566      $    60,281       $   28,944       $   59,092
Selling, general and administrative expenses                      17,459           48,412           16,641           44,574
Amortization of excess reorganization value and goodwill           1,119            3,381            1,113            3,295
                                                         ---------------------------------------------------------------------
       Operating income                                            8,988       $    8,488       $   11,190       $   11,223
Other (income) expense, net                                         (82)              280              552            1,953
Interest expense                                                   3,793            9,941            3,485            8,699
                                                         ---------------------------------------------------------------------
           Income (loss)  before income taxes                  $   5,277      $    (1,733)       $   7,153         $    571
Income taxes                                                       1,557            1,066            1,795            1,437
                                                         ---------------------------------------------------------------------
       Net income (loss)                                       $   3,720      $   (2,799)        $   5,358         $   (866)
                                                         =====================================================================
Preferred stock dividends                                            456            1,404              407            1,219
Accretion of 13% Pay-In-Kind preferred stock                          58              179               59              166
                                                         =====================================================================
Net income (loss) attributable to common shareholders          $   3,206      $   (4,382)       $    4,892        $  (2,251)
                                                         =====================================================================
Basic income (loss) per share (See Note 6)                     $    0.48      $    (0.66)        $    0.73        $   (0.35)
Diluted income (loss) per share (See Note 6)                   $    0.48      $    (0.66)        $    0.73        $   (0.35)



          The accompanying notes are an integral part of the unaudited consolidated financial statements.


                               THE HOCKEY COMPANY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (In thousands)


                                                       For the Three     For the Nine    For the Three     For the Nine
                                                       Months ended      Months ended     Months ended     Months ended
                                                      Sept. 30, 2000    Sept. 30, 2000   Sept. 25, 1999   Sept. 25, 1999
                                                     ---------------------------------------------------------------------
Net income (loss)                                          $   3,720      $   (2,799)        $   5,358        $   (866)
Foreign currency translation adjustments                     (1,209)          (1,834)               91            1,635
                                                     ---------------------------------------------------------------------
Net comprehensive income (loss)                             $  2,511       $  (4,633)        $   5,449         $    769
                                                     =====================================================================



          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                           -------------------------------------------
                                                                                 For the Nine           For the Nine
                                                                                 Months ended           Months ended
                                                                                Sept. 30, 2000         Sept. 25, 1999
                                                                           -------------------------------------------
OPERATING ACTIVITIES:
Net loss                                                                          $     (2,799)           $     (866)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                      8,221                 7,611
       Provisions for inventory, doubtful accounts and other deductions                   3,510                 3,225
       Deferred Income Taxes                                                              (170)                     -
       Loss (gain) on sales and disposal of fixed assets                                   (17)                    23
       Loss (gain) on foreign exchange                                                    (425)                   566
Change in operating assets and liabilities:
       Accounts receivable                                                             (30,317)              (41,772)
       Inventories                                                                      (2,590)               (7,700)
       Prepaid expenses and other assets                                                  2,565                 3,426
       Accounts payable and accrued liabilities                                         (2,779)                   629
       Income taxes payable                                                                (33)                 (758)
                                                                          -------------------------------------------
           Net cash used in operating activities                                 $     (24,834)        $     (35,616)
                                                                           -------------------------------------------
INVESTING ACTIVITIES:
       Purchases of fixed assets                                                        (2,204)               (2,210)
       Proceeds from sales of fixed assets                                                   29                   154
          Deferred expenses                                                             (1,292)                     -
                                                                           -------------------------------------------
           Net cash used in investing activities                                 $      (3,467)        $      (2,056)
                                                                           -------------------------------------------
FINANCING ACTIVITIES:
       Net change in short-term borrowings                                               26,059                35,789
       Proceeds from long-term debt                                                       1,118                     -
       Principal payments on debt                                                          (70)                 (300)
       Liabilities subject to compromise                                                      -                 (432)
                                                                           -------------------------------------------
           Net cash provided by financing activities                              $      27,107         $      35,057
                                                                           -------------------------------------------
Effects of foreign exchange rate changes on cash                                          (238)                     1
                                                                           -------------------------------------------
Decrease in cash                                                                        (1,432)         $     (2,614)
Cash and cash equivalents at beginning of period                                          3,519                 2,593
                                                                           -------------------------------------------
Cash and cash equivalents at end of period                                         $      2,087          $       (21)
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

C.  ACCOUNTING PRONOUNCEMENTS

        For years beginning after June 15, 2000, the Company will be required to implement Statement of Financial Accounting Standards 133 ("SFAS 133") Accounting for Derivative Instruments and Hedging Activities. The Company does not have extensive use of derivatives in the normal course of business and does not expect that SFAS 133 will have a significant impact.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)



2.  INVENTORIES

Net inventories consist of:

                                                                        Sept. 30, 2000      December 31, 1999
  ------------------------------------------------------------------------------------------------------------
          Finished products                                                  $  36,367             $   36,344
          Work in process                                                        3,052                  2,679
          Raw materials and supplies                                             9,565                  9,932
                                                                ----------------------------------------------
                                                                             $  48,984             $   48,955
                                                                ----------------------------------------------
                                                                ----------------------------------------------



3.  INTANGIBLE AND OTHER ASSETS

Net intangible and other assets consist of:

                                                                        Sept. 30, 2000      December 31, 1999
  ------------------------------------------------------------------------------------------------------------
          Goodwill                                                            $ 46,454             $   49,615
          Excess Reorganization intangible                                      30,673                 32,639
          Deferred Financing Costs                                               1,967                  3,349
          Other                                                                  1,298                     91
                                                                ----------------------------------------------
                                                                              $ 80,392             $   85,694
                                                                ----------------------------------------------
                                                                ----------------------------------------------


        Amortization expense for intangible assets was $1,557 and $4,705 for the three and nine months ended Sept. 30, 2000 and $6,334 for the twelve months ended December 31, 1999.

4.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

A)       SHORT-TERM BORROWINGS

Revolving credit facility are as follows (excluding letters of credit):

                                                                                Sept. 30, 2000      December 31, 1999
Revolving credit facility with General Electric Capital Inc.                        $    31,529           $    11,421
Revolving credit facility with MeritaNordBanken Sweden                                    3,456                 2,634
Bank overdraft                                                                            4,175                     -
                                                                           ------------------------------------------
                                                                           ------------------------------------------
Total                                                                               $    39,160           $    14,055


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


ii) Effective March 18, 1999, Jofa AB ("Jofa"), a Swedish subsidiary of the Company, entered into a credit agreement with MeritaNordbanken in Sweden. The maximum amount of loans and letters of credit that may be outstanding under the agreement is SEK 50,000 ($6,000). The facility is collateralized by the assets of Jofa, excluding intellectual property, bears interest at a rate of STIBOR plus 0.65% and is renewable annually. Total borrowings at September 30, 2000 and December 31, 1999 were SEK 33,260 ($3,456) and SEK 22,398 ($2,634), respectively.

         Effective July 14, 1999, KHF Sports Oy ("KHF"), a Finnish subsidiary of the Company, entered into a credit agreement with MeritaNordbanken in Finland. The maximum amount of loans and letters of credit that may be outstanding under the agreement is FIM 30,000 ($5,300). The facility is collateralized by the assets of KHF, bears interest at a rate of EURIBOR plus 2.0% and is renewable annually. Total borrowings as at September 30, 2000 and December 31, 1999 were nil.


B) LONG-TERM DEBT

SECURED LOANS

        On November 19, 1998, in connection with its acquisition of Sports Holdings Corp.("SHC"), the Company and Sport Maska Inc. entered into a Secured Loan Agreement with the Caisse de Depot et Placement du Quebec to borrow a total of Canadian $135,800. The loan is for a period of two years, maturing November 19, 2000. The loan bears interest at a rate equal to the Canadian Bankers' Acceptance Rate plus 5.75%.

        As of the date of filing, November 14, 2000 the loan has been extended for a period of 18 months (maturing 19 May, 2002) on payment of an extension fee of 1.5% of principal amount. The renewed loan will bear interest equal to the Canadian Bankers' Acceptance Rate plus 6% until November 2001 and 6.5% thereafter.

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


6.  EARNINGS PER SHARE

Losses per share for the three and nine-month periods are as follows:

----------------------------------------------------------------------------------------------------------------------------------
                             For the Three Months       For the Nine Months      For the Three Months      For the Nine Months
                             ended Sept. 30, 2000      ended Sept. 30, 2000      ended Sept. 25, 1999      ended Sept. 25, 1999
----------------------------------------------------------------------------------------------------------------------------------
                              Basic       Diluted       Basic       Diluted       Basic       Diluted       Basic       Diluted
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)
attributable to common
stockholders                   $ 3,206      $ 3,206    $ (4,382)     $ (4,382)     $ 4,892      $ 4,892    $ (2,251)     $(2,251)
----------------------------------------------------------------------------------------------------------------------------------
Weighted average common and common equivalent shares outstanding:
----------------------------------------------------------------------------------------------------------------------------------
Common stock                 6,500,549    6,500,549    6,500,549     6,500,549   6,500,549    6,500,549    6,500,549    6,500,549
----------------------------------------------------------------------------------------------------------------------------------
Common equiv. shares           158,946      158,946      158,946       158,946     158,977      189,067      158,977      189,067
----------------------------------------------------------------------------------------------------------------------------------
Total weighted average
common and common
equivalent shares
outstanding                  6,659,495    6,659,495    6,659,495     6,659,495   6,659,526    6,689,616    6,659,526    6,689,616
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per
common share (a)                $ 0.48       $ 0.48     $ (0.66)      $ (0.66)     $  0.73       $ 0.73     $ (0.34)     $ (0.34)
----------------------------------------------------------------------------------------------------------------------------------

(a) Common equivalent shares include warrants and stock options. The Company used the average book value of its common stock in calculating the common equivalent shares as required by Statement of Financial Accounting Standards No. 128 due to the fact that the Company's stock had extremely limited trading volume during the period. As a result of the net loss for the nine-month periods ended September 30, 2000 and September 25, 1999 there was an anti-dilutive effect and, therefore, diluted loss per share equals basic loss per share.

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

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


INFORMATION ABOUT SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS


2000                                         Equipment                       Apparel                     Segment Total
                                    ----------------------------- ------------------------------ ------------------------------
                                   For the Three    For the Nine   For the Three   For the Nine    For the Three    For the Nine
                                    Months ended    Months ended   Months ended    Months ended    Months ended     Months ended
                                      Sept. 30       Sept. 30        Sept. 30        Sept. 30        Sept. 30         Sept. 30
                                    -------------- -------------- --------------- -------------- -------------- ---------------
Net sales to external customers         $  52,200      $ 114,204       $  15,824      $  32,840      $  68,024       $ 147,044
Gross profit                               21,089         47,383           6,477         12,898         27,566          60,281
Depreciation of property, plant
and equipment                                 689          2,086             136            411            825           2,497
Inventories                                32,319         32,319          16,665         16,665         48,984          48,984


1999                                         Equipment                       Apparel                     Segment Total
                                    ----------------------------- ------------------------------ ------------------------------
                                   For the Three    For the Nine   For the Three   For the Nine    For the Three    For the Nine
                                    Months ended    Months ended   Months ended    Months ended    Months ended     Months ended
                                      Sept. 30       Sept. 30        Sept. 30        Sept. 30        Sept. 30         Sept. 30
                                    -------------- -------------- --------------- -------------- -------------- ---------------
Net sales to external customers           $57,888       $111,624         $11,991        $27,169        $69,879        $138,793
Gross profit                               23,900         47,640           5,044         11,452         28,944          59,092
Depreciation of property, plant
and equipment                                 829          2,535             155            465            984           3,000
Inventories                                35,856         35,856          14,445         14,445         50,301          50,301


RECONCILIATION OF SEGMENT PROFIT OR LOSS

                                                               --------------- ---------------- --------------- ----------------
                                                               For the Three    For the Nine    For the Three    For the Nine
                                                                Months ended   Months ended     Months ended     Months ended
                                                               Sept. 30, 2000  Sept. 30, 2000   Sept. 25, 1999  Sept. 25, 1999
                                                               --------------- ---------------- --------------- ----------------

Segment Gross Profit                                               $   27,566       $   60,281         $28,944          $59,092
Unallocated amounts:

        Selling general and administrative expenses                    17,459           48,412          16,641           44,574
        Amortization of excess reorganizational value
          and goodwill                                                  1,119            3,381           1,113            3,295
        Other expense, net                                               (82)              280             552            1,953
        Interest expense                                                3,793            9,941           3,485            8,699
                                                               --------------- ---------------- --------------- ----------------
Loss before income taxes                                                5,277           (1,733)          7,153              571
                                                               --------------- ---------------- --------------- ----------------

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

        The operations of The Hockey Company and its subsidiaries include the design, development, manufacturing and marketing of a broad range of sporting goods. The Company manufactures hockey and hockey related products, including hockey uniforms, hockey sticks, protective equipment, hockey, figure and inline skates and street hockey products, marketed under the CCM-Registered Trademark-, JOFA-Registered Trademark-, Koho -Registered Trademark-, HEATON-Registered Trademark-, TITAN-Registered Trademark- and CANADIEN-TM-brand names, and private label brands and licensed sports apparel under the CCM-Registered Trademark-, and #1 APPAREL-TM- names. The Company sells its products worldwide to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors. The Company manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000

2000 COMPARED TO 1999

         Net sales increased 5.9% to $147.0 million in the nine months ended September 30, 2000, as compared to $138.8 million in the nine months ended September 25, 1999. Apparel sales were especially strong with an increase of 20.9% ($5.7 million) over the same nine-month period in 1999, due to the strong market acceptance of our new creative apparel line and more significantly the exit of our competitor from the licensed jersey market. Notwithstanding our current exclusivity in the jersey market, sales have been hampered to some degree by the liquidation of our competitor's remaining inventory into the marketplace. For the three months ended September 30, 2000 net sales were $68.0 million, representing a 2.7% decrease compared to net sales in the three months ended September 25, 1999 of $69.9 million. The decrease in the third quarter was attributable primarily to weaker Canadian sales of ice skates. Revenues from our Nordic operations were adversely affected by currency translation adjustments due to the depreciation of their currencies (the Swedish Krona and Finnish Markka) against the U.S. dollar. At comparable exchange rates, revenues from Sweden and Finland would be $3.2 million higher.

                               THE HOCKEY COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

        Gross profit for the nine months ended September 30, 2000 was $60.3 million compared to $59.1 million in 1999, an increase of 2.0%. Gross profit for the three months ended September 30, 2000 was $27.6 million compared to $28.9 million in 1999, a decrease of 4%, attributable to a higher proportion of sales to key customers with corresponding increases in discounts offered and a slightly different mix of products sold. Measured as a percentage of net sales, gross profit margins decreased to 41.0% in the first nine months of 2000 from 42.6% in the same period in 1999. Gross profit from our Nordic operations was also adversely affected by currency translation. At comparable exchange rates gross profit for the first nine-months of 2000 from Sweden and Finland would be $1.3 million higher.


        For the nine months ended September 30, 2000, selling, general and administrative expenses increased 8.6% to $48.4 million compared to $44.6 million in the first nine months of 1999. In the three months ended September 30, 2000, these expenses increased 4.9% to $17.5 million from $16.6 million in 1999. Measured as a percentage of net sales, in the first nine months of the year the ratio increased slightly to 32.9% in 2000 from 32.1% in 1999. The increase in selling, general and administrative expenses is attributed to (i) the continued investment in the promotion of the Company's principal brands,
(ii) the additional royalties paid to National Hockey League Enterprises, LP pursuant to a new license agreement beginning in July 2000 and (iii) additional NHL team marketing expenses related to the aforementioned agreement. These additional marketing expenses (approximately $ 2.0 million for the first nine months of 2000) have been incurred with a lower than anticipated sales increase due to the inventory liquidation of our competitor mentioned above. Portions of this increase have been offset by continued cost reductions in general and administrative functions.

        Earnings before interest, taxes, depreciation and amortization (EBITDA) was $16.6 million for the nine months ($11.7 million for the three months) ended September 30, 2000 compared to $17.3 million for the nine months ($13.3 million for the three months) ended September 25, 1999.

        The amortization of excess reorganization value and goodwill increased slightly from $3.3 million in the first nine months of 1999 to $3.4 million in the same period of 2000. The operating income for the nine-month period ended September 30, 2000 was $8.5 million, compared to an operating income of $11.2 million in 1999.

        Other expense consists primarily of amortization of deferred financing costs as a result of the new financing established upon the acquisition of Sports Holding Corp. ($1.3 million of amortization expense in the nine months ending September 30, 2000 which is the same as the nine months ended September 25, 1999), offset in part by a foreign exchange translation gain on the Canadian dollar-denominated portion of the long term debt.

        Interest expense of $9.9 million for the nine months ended September 30, 2000 increased by $1.2 million from the same period for the prior year ($8.7 million). For the three months ended September 30, 2000 interest expense increased to $3.8 million compared to $3.5 million for the same three-month period of 1999.

        The Company's net loss for the nine months ended September 30, 2000 was $2.8 million compared to $0.9 million for the nine months ended September 25, 1999. For the three months ended September 30, 2000, the Company had a net income of $3.7 million compared to a net income of $5.4 million for the three months ended September 25, 1999.


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

        The Credit Agreements are for a period of two years with a possible extension of one year by the Company. Total borrowings outstanding under the New Credit Agreements were $31.5 million on September 30, 2000 (excluding $4.7 million of letters of credit outstanding). Total borrowing as at December 31, 1999 under the New Credit Agreements were $11.4 million (excluding $2.5 million of letters of credit outstanding).

                               THE HOCKEY COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

        In addition, on November 19, 1998 in connection with its acquisition of Sports Holdings Corp., the Company and Sport Maska Inc. entered into a credit agreement with the Caisse de Depot et Placement du Quebec to borrow a total of Canadian $135.8 million. The loan is for a period of two years, maturing November 19, 2000.

        As of the date of filing, November 14, 2000 the loan has been extended for a period of 18 months (maturing 19 May, 2002) on payment of an extension fee of 1.5% of principal amount. The renewed loan will bear interest equal to the Canadian Bankers' Acceptance Rate plus 6% until November 2001 and 6.5% thereafter.

        The Company's financing requirements for long-term growth, future capital expenditures and debt service are expected to be met through its operations as well as cash borrowed under its Credit Agreements. During the nine months ended September 30, 2000, the Company's operations used $24.8 million of cash from its operations as compared to $35.6 million of cash used in the same nine months of 1999. The difference is attributable to the variation in working capital.

        Cash used in investing activities during the nine months ended September 30, 2000 included $2.2 million of fixed asset purchased and $1.3 million of deferred expenses compared with $2.2 million of fixed asset purchases in 1999.

        During the nine month period ended September 30, 2000, financing activities provided $27.1 million from borrowings under the Company's New Credit Agreements and provided $35.1 million for the same period last year.

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

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.
             Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
             None.

  ITEM 5.    OTHER INFORMATION
             None.

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
               (a) Exhibits:

                      27.1   Financial Data Schedule.

               (b) Reports on Form 8-K:

                      No reports were filed on Form 8-K during the three months ended September 30, 2000.

                               THE HOCKEY COMPANY




                                   SIGNATURES

        Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE HOCKEY COMPANY
                                  (REGISTRANT)


          By:             /s/ RUSSELL J. DAVID
                 -----------------------------------------
                 Name:      Russell J. David
                 Title:     Senior Vice President, Finance and Administration
                            (Principal Financial and Accounting Officer)



Date: November 14, 2000

                               THE HOCKEY COMPANY

EXHIBIT 27.1             FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM SEPTEMBER 30, 2000 FORM 10-Q AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS CONTAINED THEREIN.