Form 10-K
period 2000-12-31
HOCKEY CO
filed 2001-03-30
CIK 880036

-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000      Commission file number 0-19596

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

                                 COMMON STOCK,
                                 PAR VALUE $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 2001 has not been determined due to the extremely limited trading volume in the Registrant's Common Stock; however, 1,060,286 shares of the voting stock were held by non-affiliates of the registrant on March 13, 2001.

As of March  13,  2001,  6,500,549  shares of the  Registrant's  Common
Stock,  $.01 par  value  per  share,  were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None
-------------------------------------------------------------------------------

TABLE OF CONTENTS

                                                                           PAGE

                                     PART I

Item 1.   Business............................................................3

Item 2.   Properties..........................................................9

Item 3.   Legal Proceedings...................................................9

Item 4.   Submission of Matters to a Vote of Security Holders................10


                                    PART II

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters....................................11

Item 6.   Selected Financial Data............................................11

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................13

Item 7a.  Qualitative and Quantitative Disclosures about Market Risk.........19

Item 8.   Financial Statements and Supplementary Data........................20

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure...........................................48


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.................49

Item 11.  Executive Compensation.............................................51

Item 12.  Security Ownership of Certain Beneficial Owners and Management.....54

Item 13.  Certain Relationships and Related Transactions.....................56


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....56

PART I

ITEM 1.  BUSINESS

OVERVIEW OF THE HOCKEY COMPANY

         We are the largest manufacturer and marketer of hockey equipment and hockey related apparel in the world. Our primary brands, CCM, KOHO and JOFA, are among the most widely recognized brands in hockey. Since the beginning of the 2000/2001 NHL season, we are the exclusive supplier of hockey jerseys to every NHL team and have the exclusive worldwide right to market authentic and replica NHL jerseys. Our jerseys are now worn by every player and referee in the NHL.

         We are one of only two industry participants with worldwide operations. We solidified our global presence in November 1998 with the acquisition of Sports Holdings Corp., Europe's largest manufacturer of hockey equipment. The acquisition made us the world's largest manufacturer of hockey equipment by combining the world's second and third largest hockey equipment manufacturers. This strategic acquisition has provided us with extensive European manufacturing and broader distribution capabilities. In addition, the acquisition has extended our product lines and strengthened our brand portfolio with the addition of the well-known JOFA, KOHO, CANADIEN, HEATON and TITAN brands.

         We offer a complete line of hockey equipment and hockey related apparel. Our comprehensive line of hockey equipment, including skates, protective equipment, hockey sticks and goaltender equipment, provides a wide range of choices for both recreational and professional players. Our skates and other equipment are sold at various price points and range from entry-level products for the beginner, to intermediate performance products used by youth league players, to high performance products used by professionals in the NHL. The hockey related apparel segment of our business consists of licensed jerseys, non-team identified, or uncrested jerseys and creative apparel. The creative apparel line includes high quality fleecewear, pants, shirts, T-shirts, golf shirts, turtlenecks, outerwear and caps embroidered with the NHL, NCAA and other team and league logos.

INDUSTRY OVERVIEW

         We compete in the worldwide wholesale hockey equipment, hockey jersey and hockey related creative apparel market. The hockey equipment and hockey related apparel markets are segments of the overall sporting goods industry in the U.S. alone. Several factors are expected to support the future growth of the sporting goods industry, including:

         o the considerable leisure time and financial resources of the baby boomer population;

         o a heightened awareness of the importance of recreation and exercise; and

         o the growing overseas market for recreational products.

         Several specific factors have fueled growth in the hockey industry and are expected to continue to support the future growth of hockey equipment and hockey related apparel. Included among these factors are the following:

         o increased popularity of hockey.

         o the expansion of the NHL.

         o development of ice rinks in the U.S.

         o favorable demographics.

PRODUCTS

          We manufacture and market a fully integrated line of hockey equipment and apparel. Our equipment product lines include:

         o ice hockey, roller hockey and figure skates;

         o protective equipment;

         o hockey sticks; and

         o goaltender equipment.

Our hockey related apparel products include:

         o licensed hockey jerseys;

         o gamewear;

         o creative apparel; and

         o private label activewear.

EQUIPMENT

         SKATES.

         ICE HOCKEY SKATES. We manufacture and market a wide range of ice hockey skates under the CCM, TACKS, POWERLINE, JOFA and KOHO labels. The tradition of the flagship CCM brand of skates, first introduced to the market in 1905, is interwoven throughout the history of ice hockey and the NHL.

         ROLLER HOCKEY SKATES. The construction and production of roller hockey skates are very similar to ice hockey skates. Because of these structural similarities, we take advantage of the skate production infrastructure at our St. Jean facility to produce our roller hockey skates. We focus on marketing premium roller hockey skates targeted at high price points.

         FIGURE SKATES. We market six different models of figure skates under the CCM and JOFA labels.

         PROTECTIVE EQUIPMENT.

         HELMETS. We market our helmets under the CCM and JOFA labels, which have been two of the leading brands of helmets for over 30 years. More players in the NHL wear our helmets than any other competitors' products. Our helmets provide a high level of protection and prominently display the CCM and JOFA brand names.

         BODY PROTECTIVE EQUIPMENT AND GLOVES. We market a variety of body protective equipment, including shoulder pads, shin guards, elbow pads and gloves under the CCM, JOFA and KOHO brands. CCM gloves and body protective equipment are marketed under three sub-brands, including TACKS, SUPRA and POWERLINE.

         PANTS. We manufacture and market hockey pants under the CCM, JOFA and KOHO labels. CCM branded pants also carry the SUPRA and POWERLINE sub-brand names.

         ACCESSORIES. We market several accessories, such as carry bags, athletic supporters and referee equipment.

         HOCKEY STICKS.

         We believe we are the premier manufacturer of hockey sticks and set the industry standards for quality, innovation and stick performance. We market a wide range of hockey sticks incorporating various materials, designs, and performance characteristics. Our sticks are sold under the CCM, JOFA and KOHO brands. CCM and JOFA sticks are also sub-branded for greater market segmentation. CCM sub-brands include TACKS, CANADIEN, SUPRA and POWERLINE for our player, non-goaltender, sticks and TACKS and HEATON for goaltender sticks. Similarly, the TITAN sub-brand is associated with the JOFA primary brand. We are also a leading provider of replacement blades, enabling players to re-use the shaft of their two-piece hockey sticks.

         GOALTENDER EQUIPMENT.

         We produce a fully integrated line of goaltender equipment. We market our goaltender facemasks, catch mitts and blockers, goaltender arm and body protectors and leg pads under the HEATON sub-label of CCM and the

KOHO brand. We market our goaltender pants under the SUPRA and HEATON sub-labels of CCM and the KOHO brand. We believe our goaltender pants provide superior fit and durability.

     OTHER EQUIPMENT

         In addition to our primary hockey and skating related equipment, we also manufacture and market other equipment including alpine skiing and equestrian helmets. These products are manufactured and assembled at the Malung, Sweden facility. In addition, in Finland and Sweden, we are the exclusive distributor of Merrell footwear, a leading European brand.

     HOCKEY RELATED APPAREL PRODUCTS

         LICENSED JERSEYS. We have supplied NHL teams with authentic jerseys for 33 years. Pursuant to a new license agreement with the NHL, we hold the exclusive right to provide authentic jerseys used "on-ice" by every team in the NHL and market authentic and replica jerseys of all 30 teams. Our new agreement with the NHL extends through the 2003/2004 season. In addition, under our license agreement with the NHL Players Association, we have the right to market these jerseys with the names and numbers of NHL players. In addition to supplying jerseys to the NHL, we also maintain agreements to provide jerseys to professional teams in other leagues as well as most major NCAA teams.

         Although we generate revenue from the sale of authentic jerseys to the consumer market, replica jersey sales into the consumer market account for an estimated 95% of our licensed jersey revenue. Replica jerseys are similar to authentic jerseys and may also display team names and crests but incorporate different fabrics and features than authentic jerseys. Our authentic jerseys incorporate Pro-Weight Air-Knit and Ultrafil fabric, high quality crests, a fighting strap and reinforced stitching on all seams and hems. Youth and adult replica jerseys feature Mid-Weight Air-Knit fabric and child/toddler jerseys feature traditional Suprafil fabric.

         GAMEWEAR. We sell non-team identified gamewear hockey jerseys that are primarily used by organized leagues, amateur hockey associations and schools. The majority of these jerseys is of replica quality and is sold through retail channels. We also produce hockey socks for both professional and recreational markets.

         CREATIVE APPAREL. We manufacture a high quality line of fleecewear, pants, shirts, T-shirts, golf shirts, turtlenecks, outerwear and caps embroidered with the NHL, NCAA and other team and league logos. We market these products pursuant to several license agreements with a variety of organizations, including the NHL, major colleges and universities, the NCAA and the International and American Hockey Leagues. We outsource the production of all of our creative apparel products.

         In addition to sports apparel and accessories displaying professional and collegiate team logos and designs, we also sell our line of caps, T-shirts, and fleecewear to corporations and other organizations. Our products include custom embroidered and screen printed T-shirts and polo shirts bearing corporate and organizational logos.

SALES AND MARKETING

         NORTH AMERICAN SALES. Our equipment sales organization is comprised of a group of representatives that exclusively sell CCM branded equipment and another group of independent representatives dedicated to selling KOHO and JOFA equipment. Throughout the U.S. and Canada, we employ regional managers and utilize independent sales people in the field who sell our products exclusively. Sales representatives are charged primarily with selling equipment, products and jerseys to our smaller hockey specialty accounts. Regional managers are charged with overseeing the sales representative organization and also maintaining our larger accounts across all brands. We believe that our establishment of separate sales teams dedicated to specific brands will result in increased brand differentiation in the marketplace and increased market penetration.

         We have a separate sales force for our creative apparel, comprised of a vice president of sales, a key account manager and independent representative organizations. Our apparel sales team possesses extensive industry experience. Our sales representatives are responsible for selling apparel, including licensed jerseys, and creative apparel, to large sporting goods retailers and department stores in the U.S.

         INTERNATIONAL SALES. In Sweden, Finland and Norway, we sell our equipment and apparel directly to retailers and teams, through our in-house sales team in Scandinavia. Except for Sweden, Finland and Norway, we sell our products through 35 distributors located in Europe, Russia and Japan and the rest of the world. These distributors, in turn, sell our products to teams and retailers. Our European sales activities are managed by the director of business development located in our Paris sales office. South America, Central America, and Pacific Rim sales are also coordinated by the sales office in Paris, France.

NHL AGREEMENTS

         LICENSES. Our license agreement with NHL Enterprises, LP, the marketing affiliate of the NHL, extends through June 30, 2004 and gives us the exclusive right to supply authentic game jerseys used "on-ice" by the 30 NHL teams, including playoff and all-star jerseys. Authentic game jerseys are supplied under the CCM and KOHO brand names, while authentic practice jerseys are supplied under the JOFA brad name. We are also the exclusive supplier of "on-ice" jerseys and pants for NHL officials under the JOFA brand name. Our brand names are placed, pursuant to the agreement, on the outside rear neck of the jersey, to provide brand name exposure. We also have the right to use the names, logos, and other indicia of the NHL and the NHL member teams on an exclusive basis in connection with the manufacture, supply and sale of replica game and practice jerseys of the 30 NHL teams. Pursuant to a separate agreement with the National Hockey League Players Association we are entitled to market authentic and replica game and practice jerseys identified with the names and numbers of NHL players. Since the beginning of the 2000/2001 NHL season, the CCM logo appears on every "home" NHL jersey, the KOHO logo appears on every "away" and "third" NHL jersey and the JOFA label is on all NHL referee uniforms. The agreement also grants us the exclusive right to market T-shirts, golf shirts, workout wear, outerwear and activewear bearing NHL logos, names and designs under the NHL's Center-Ice(R) trademark, which are worn by the trainers NHL teams during games. We also have the non-exclusive right to use the NHL team logos on headwear. We market all of the foregoing products to North American retailers for resale as well as to European and Asian distributors.

         Pursuant to the license agreement we are required to pay a license fee and royalties to the NHL based on our net sales, with minimum royalty amounts guaranteed to be paid by us each license year. In addition to these costs, we have agreed to purchase a fixed dollar amount of marketing assets from the NHL and from each of the NHL teams.

         We also manufacture and market JOFA hockey protective equipment under license from NHL Enterprises. The premium products in the protective equipment line (shoulder, shin and elbow pads) is co-branded with the Center-Ice trademark, also referred to as "the official equipment worn by the NHL.' The NHL reserves this mark for products with overwhelming usage by NHL players. Other JOFA products are co-branded with the NHL shield.

         NHL "ON-ICE" PROMOTION. Our brands are permitted to appear on equipment used by NHL player "on-ice" pursuant to our On-Ice Equipment License with the NHL. The extensive use of our products by NHL players significantly promotes the high visibility of our brands among consumers. All of our products prominently display their respective brand and sub-brand logos, resulting in significant and cost-effective exposure in arenas, on television and in newspapers, magazines and other printed media. Our market research indicates that NHL use of a particular brand of equipment is among the key factors in a consumers purchase decision. Our products enjoy widespread usage among NHL players without paid endorsement. We do, however, have endorsement agreements with several high visibility players including, among others, Martin Brodeur (CCM HEATON) of the New Jersey Devils, Mark Recchi (CCM) of the Philadelphia Flyers, Patrick Roy (KOHO) of the Colorado Avalanche, Daniel Sedin (JOFA) and Henrik Sedin (JOFA) of the Vancouver Canucks and Mats Sundin (CCM) of the Toronto Maple Leafs.

RESEARCH AND DEVELOPMENT

         We believe we are the industry's leader in product innovation and have dedicated significant resources to ensure our future technological leadership. The majority of our products are developed and commercialized in our two dedicated research and development centers located in St. Jean, Quebec and Malung, Sweden. These facilities employ designers, engineers and model makers and feature comprehensive testing equipment, woodworking, spray painting, molding and sculpting capabilities and have creative services departments which are responsible for packaging, catalogue design and development.

         Our research and development team works closely with each of our four product business units to enhance the quality and performance of existing products and to introduce new products into the marketplace. The majority of our products are developed internally through our research efforts and continued feedback from professional and recreational players as well as from retail customers. Our university affiliation will support our efforts to develop equipment performance benchmarks, as well as new materials and equipment designs.

MANUFACTURING

     EQUIPMENT MANUFACTURING PROCESSES

         We believe we have developed the industry's most advanced hockey equipment manufacturing processes, featuring proprietary technologies and extensive automation. We believe that we operate the industry's most automated hockey stick production facility at our Cowansville, Quebec facility. In addition, we produce all of our ice hockey and roller hockey skates using common infrastructure and almost identical manufacturing processes, resulting in production efficiencies. We outsource the production of the majority of our protective equipment line, except for our helmets and high and mid-range pants, which are produced in-house. In addition, we source some products from Asia and the Czech Republic.

     HOCKEY RELATED APPAREL MANUFACTURING PROCESSES

         We are a vertically integrated manufacturer of hockey related apparel and utilize extensive automatic technology. We knit our own jersey fabric and hockey socks and cut and assemble the components for our jerseys.

In addition, we have developed sophisticated sewing equipment that facilitates the labour-intensive finishing process of jersey production. We have recently implemented several initiatives that have dramatically increased throughput and the overall efficiency of our jersey manufacturing lines. For our creative apparel line, we source blank jackets, fleecewear and other apparel from third parties and in turn have them embellished by other third parties with team crests and logos and our brand names.

COMPETITION

         Our principal competitor in the hockey equipment market is Bauer Nike Hockey Inc., a subsidiary of Nike, Inc. In addition to Bauer Nike, we compete with several smaller companies that typically do not offer full product lines, including Easton Sports, Inc., Mission Hockey Company, Sherwood Drolet Ltd. and ITECH Sport Products Inc. Although Bauer Nike and ourselves together control a significant portion of the worldwide hockey equipment market, the remaining market is highly fragmented. We compete on the basis of brand image, price, quality and performance of our products, technology, method of distribution, style and intellectual property protection.

         Within the hockey apparel segment, our competitors for licensed jerseys have included Bauer Nike, Starter Corporation and Pro Player, Inc. These companies have recently exited the market for licensed NHL jerseys. In the gamewear market, our competitors include Bauer Nike, Athletic Knit and Kobe. Although the creative apparel market is highly fragmented, we compete with companies such as Lee Sports, Logo Athletic, Antigua Sportswear, Spotlight Apparel and Pro Player.

PATENTS AND TRADEMARKS

     PATENTS

         We currently hold patents and industrial designs in multiple countries. The patents encompass various product innovations and designs. Many of our patents represent what have become industry standards in performance and quality. Examples include the Hyper X Locking Mechanism and Joint Discharge Principle that are featured in our protective equipment product line.

     TRADEMARKS

         We own a substantial number of trademarks. All of our trademarks are owned by us except for the CCM trademark which is owned by CCM Holdings
(1983) Inc., which in turn is 50% owned by us through some of our subsidiaries. The remaining 50% of CCM Holdings is owned by an unaffiliated Canadian bicycle company. We have the exclusive and perpetual right to use the CCM trademark royalty free in connection with skates, hockey equipment and hockey related apparel. This arrangement is pursuant to a license agreement with CCM Holdings which is subject to a nominal annual fixed fee, which is not based on sales, of Canadian $10,000 payable to CCM Holdings.

EMPLOYEES

           As of December 31, 2000, the Company employed 1,806 persons. 1,517 are employed in Canada, 80 are employed in the United States and the balance are employed in Europe. None of the Company's employees in the United States are unionized, while 359 of its employees at its St. Jean, Quebec facility, 55 employees at its Drummondville, Quebec facility and 55 employees of the Harrow, Ontario facility are unionized. The collective bargaining agreements with the unions expire in 2001 for Drummondville and in 2003 for St. Jean and Harrow.

ITEM 2.  PROPERTIES

           We believe that our existing manufacturing and distribution facilities have sufficient capacity to support our business without the need for significant additional or upgraded equipment or capital expenditures. The following table summarizes each of our principal facilities for its operations.


LOCATION                   USE                                                         APPROXIMATE  LEASE/
                                                                                       SQUARE FEET  OWN
UNITED STATES
Bradford, Vermont          U.S. apparel distribution                                        84,000  Own
Georgia, Vermont           Cross-dock and warehouse                                         16,500  Lease
Williston, Vermont         U.S. equipment distribution center and administrative            70,000  Lease
                           offices
Branford, Connecticut      U.S Apparel offices                                               2,500  Lease

CANADA
Cowansville, Quebec        Hockey stick manufacturing                                       45,500  Own
Drummondville, Quebec      Hockey stick manufacturing                                       63,000  Own
St. Jean, Quebec           Hockey equipment and skate manufacturing                        138,000  Lease
St. Hyacinthe, Quebec      Hockey apparel cutting and sewing                                78,000  Lease
St. Hyacinthe, Quebec      Canadian equipment distribution center and administrative
                           offices                                                         200,000  Lease
Cap de la Madeleine,
Quebec                     Hockey apparel sewing                                            12,000  Lease
Westmount, Quebec          Executive and administrative offices                             23,000  Lease
Mt. Forest, Ontario        Apparel manufacturing                                           125,000  Own
Harrow, Ontario            Goaltender equipment manufacturing                               15,000  Lease
Richmond, Quebec           Hockey apparel sewing                                            11,500  Lease

EUROPE
Paris, France              European sales office                                             1,200  Lease
Forssa, Finland            Warehouse                                                        39,000  Lease
Tammela, Finland           Hockey stick factory, warehouse and offices                      50,000  Lease
Helsinki, Finland          Sales office                                                      1,500  Lease
Malung, Sweden             Protective equipment factory, warehouse and offices              97,000  Lease
Fredrikstad, Norway        Office and warehouse                                             14,500  Lease



ITEM 3.  LEGAL PROCEEDINGS

A.  ENVIRONMENTAL LITIGATION

        In 1992, T. Copeland & Sons, Inc. (" Copeland "), the owner of a property adjacent to Maska's former manufacturing facility in Bradford, Vermont (now used as a US apparel distribution centre), filed an action in Vermont Superior Court alleging that its property had been contaminated as a result of our manufacturing activities and seeking compensatory and punitive damages under the Vermont Groundwater Protection Law and various common law theories. In June 1995, Maska settled this action for $1 million cash, paid in July 1995, and a $6 million promissory note. Subsequently, Copeland received a distribution of shares of THC's common stock to satisfy the note. Copeland asserted the right to recover from us as a secured claim, the difference between the aggregate value of the common stock and the amount of the promissory note. In October 1998, Copeland's claim in the Bankruptcy Court to recover this difference was disallowed without an evidentiary hearing. Copeland filed an appeal of this decision. On May 1, 2000, the District Court overruled the Bankruptcy Court's decision and remanded the claim to the Bankruptcy Court for an evidentiary hearing. In February 2001, we reached an agreement with Copeland, subject to Bankruptcy Court approval, to settle this claim for $1 million in cash.

B.   PRODUCT LIABILITY LITIGATION

        We are unaware of any personal injury claims for which there is inadequate insurance coverage.

C.  OTHER LITIGATION

        On October 16, 1997, ZMD Sports Investments Inc. and 2938201 Canada Inc., landlords of our properties located in St. Jean, Quebec and St. Hyacinthe, Quebec, brought motions against us requiring us to
undertake certain repairs to the properties for an estimated $630,000.   We
believe these motions to be without merit.

        Other than certain legal proceedings arising from the ordinary course of business, which we believe will not have a material adverse effect, either individually or collectively, on the financial position, results of operations or cash flows, there is no other litigation pending or threatened against us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.       PRICE RANGE OF COMMON STOCK

         On April 11, 1997, the effective date of the Company's Plan of Reorganization, the Company's Old Common Stock ("Old Common Stock") was extinguished and the holders of the Old Common Stock received a total of 300,000 five-year warrants to purchase an aggregate of 300,000 shares of common stock at an exercise price of $16.92 per share (subject to adjustments for stock splits, stock dividends, recapitalizations and similar transactions). Each holder of 67 shares of Old Common Stock received one warrant to purchase, for cash, one share of common stock, with no fractional warrants issued. Also on that date, the Company issued an aggregate of 6,500,000 shares of common stock, $0.01 par value (as adjusted to take account of fractional interests). Common stock and warrants are quoted on the OTC Bulletin Board under the trade symbols "THCX" and "THCXW", respectively. The range of closing prices of the Common stock is not provided, as there has been a limited amount of trading activity in the Company's common stock.

B.       APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         The approximate number of record holders of common stock as of March 13, 2001 was 303. There are also 279 warrant holders who are eligible to convert those warrants into common stock under certain conditions. The Company did not pay dividends on its common stock and has no current plans to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The selected consolidated financial data as of and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 are derived from the consolidated financial statements of the Company. For the presentation of this statement, 1997 pre and post reorganization results have been combined.

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

         Note that the pro-forma results presented here will differ from those previously presented in the Company's Form 8-K, incorporated by reference, given that the latter were only for the nine-month period ended September 30, 1998.

                           YEARS ENDED DECEMBER 31
                               (in thousands)

                                             2000          1999        1998(1)        1998         1997(2)        1996

                                                                      PRO FORMA
                                                                      UNAUDITED
INCOME STATEMENT HIGHLIGHTS:

Net sales                                   $  194,463     $ 190,603    $ 183,158     $ 110,817     $ 123,754     $ 140,321
Cost of goods sold                             117,221       109,778      108,637        65,026        73,775        92,613
                                            ----------     ---------    ---------     ---------     ---------     ---------
GROSS PROFIT                                    77,242        80,825       74,521        45,791        49,979        47,708
Gross profit margin (%)                          39.7%         42.4%        40.7%         41.3%         40.4%         34.0%

Selling, general and administrative
expenses                                        65,080        58,990       58,484        35,272        38,237        45,831
%                                                33.5%         30.9%        31.9%         31.8%         30.9%         32.7%

OPERATING INCOME (LOSS)                          7,662        17,263       11,585         6,013         3,715       (2,156)

Interest expense                                13,599        12,025       11,400         4,108         3,922         9,555
NET INCOME (LOSS) BEFORE TAXES                 (6,798)         3,502          842         6,493       (2,162)      (19,170)

Income taxes                                     1,293         5,276        2,875         4,603         4,665         (448)
Extraordinary gain on discharge of debt              -             -            -             -        58,726             -

NET INCOME (LOSS)                              (8,091)       (1,774)      (2,033)         1,890        51,899      (18,722)
Earnings per Share(3) (Basic)                   (1.53)        (0.54)       (0.31)          0.25

EBITDA                                          18,248        27,319       23,474        15,893        14,316         5,401

BALANCE SHEET HIGHLIGHTS:
Working capital                              $  51,647     $  60,416                   $ 51,149      $ 45,736      $ 50,678
TOTAL ASSETS                                   195,579       209,611                    207,178       118,780       124,925
Short-term debt                                 12,282        14,055                      8,572         2,966        45,404
Long Term debt                                  91,252        94,171                     88,568        30,064             -
STOCKHOLDERS' EQUITY                            52,262        63,637                     69,238        68,882      (97,189)


CASH FLOW STATEMENT HIGHLIGHTS:
Cash provided by Operations                  $   5,241       $   876                   $ 19,118     $  18,258     $  18,948
Cash provided (used) by Investing
Activities                                     (4,799)       (4,649)                   (66,267)           422         3,478
Cash provided (used) by Financing
Activities                                     (1,269)         4,696                     41,775      (46,010)       (5,414)
TOTAL CASH INCREASE (DECREASE)                 (1,096)           926                    (5,458)      (27,538)        16,984


(1) Effective November 19, 1998, the Company acquired all of the issued and outstanding share capital of Sports Holdings Corp. The results of operations related to the acquisition have been included in the above table of selected consolidated financial data as if the acquisition had taken place on January 1, 1998.

(2) For presentation purposes, 1997 pre and post reorganization results have been combined.

(3) EPS for years before 1998 are not presented because they are not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

COMPANY OVERVIEW

See Part I, Item 1 Overview

         The following discussion provides an assessment of the Company's results of continuing operations, financial condition and liquidity and capital resources, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere herein. (All references to "Note(s)" refer to the Notes to the Consolidated Financial Statements.) The consolidated financial information presented below should be read in conjunction with the Results of Operations included in this Form 10-K. For the presentation of this statement, certain pro forma financial comparisons of the year ended December 31, 1998 are based on results for that year compared to combined results of THC as if the acquisition of Sports Holdings Corp. ("SHC") had taken place on January 1, 1998.

RESULTS OF OPERATIONS

         The Company's results of operations as a percentage of net sales for the periods indicated were as follows:

                                                           2000       1999           1998
                                                                                PRO FORMA (A)
                                                            %          %          UNAUDITED
                                                                                       %
     Net sales                                             100.0      100.0          100.0
     GROSS PROFIT                                           39.7       42.4           40.7
                                                           -----      -----          -----
     Selling, general and administrative expenses           33.5       30.9           31.9
     Amortization of excess reorganization value and
         goodwill                                            2.3        2.4            2.4
     Restructuring and unusual charges                         -        0.4              -
                                                           -----      -----          -----
     OPERATING INCOME                                        3.9        9.1            6.3
     Other (income) expense, net                             0.4        0.9          (0.4)
     Interest expense                                        7.0        6.3            6.2
                                                           -----      -----          -----
     INCOME (LOSS) BEFORE INCOME TAXES                     (3.5)        1.8            0.5

     Income taxes                                            0.7        2.8            1.6
                                                           -----      -----          -----
     NET INCOME (LOSS)                                     (4.2)      (0.9)          (1.1)

     EBITDA                                                  9.4       14.3           12.8


(a) Effective November 19, 1998, the Company acquired all of the issued and outstanding share capital of SHC. The results of operations related to the acquisition have been included in the above table of selected consolidated financial data as if the acquisition had taken place on January 1, 1998.

2000 COMPARED TO 1999

         Net sales grew by 2.0% in 2000 to $194.5 million, from $190.6 million in 1999. The increase is due to higher apparel sales offset by reduced hockey equipment sales, primarily inline skates, protective equipment and sticks. Equipment sales, especially protective equipment, were significantly lower in the fourth quarter as the market was saturated with an unusually high level of closeout goods liquidated by a key competitor. Revenues from our Nordic operations were adversely affected by currency translation adjustments due to the depreciation of their currencies (the Swedish Krona and Finnish Markka) against the U.S. dollar. Equipment sales were most affected by the foreign exchange impact as they represent over 70% of our revenues from Sweden and Finland.

         Apparel sales were especially strong with an increase of 24.8% ($10.6 million) over 1999, due to the strong market acceptance of our new creative apparel line and the exit of our only remaining competitor from the licensed jersey market. Notwithstanding our current exclusivity in the jersey market, sales have been hampered to some degree by the liquidation of our previous competitors' remaining inventory into the marketplace.

         Despite the negative effect of the depreciation of the Swedish Krona and Finnish Markka, we experienced strong growth of our non-hockey product line due to improved sales of Merrell footwear that is distributed by us in Sweden and Finland. Measured in the domestic currencies of those countries, sales of Merrell footwear is up almost 55% over last year.

         Gross profit was $77.2 million in 2000 compared to $80.8 million in 1999, a decrease of 4.5%. Measured as a percentage of net sales, gross margin decreased to 39.7% in 2000 from 42.4% in 1999. The decrease is attributable to a higher proportion of sales to key customers with corresponding increases in discounts offered and a different mix of products sold in the periods. Gross profit from our Nordic operations was also adversely affected by currency translation. Finally, efforts to reduce overall inventory levels at year-end had an adverse effect on our gross profit.

         Selling, general & administrative expenses increased as a percentage of sales to 33.5 % of 2000 sales, from 30.9% of total 1999 sales. In dollar terms, there was an increase to $65.1 million in 2000 from $59.0 in 1999. This increase is attributed to (i) the continued investment in the promotion of the Company's principal brands, (ii) the additional royalties paid to National Hockey League Enterprises, LP pursuant to a new license agreement beginning in July 2000 and (iii) additional NHL team marketing expenses related to having the right to produce and market authentic team jerseys for all 30 NHL teams compared to just 15 teams in the same period of 1999. These additional marketing expenses have been incurred with a lower than anticipated sales increase due to the inventory liquidation of our previous competitors mentioned above, and to the continued presence in 2000 of hockey jerseys liquidated by both Pre Player and Starter.

         Operating income for the year ended December 31, 2000 was $7.7 million compared to $17.3 million in the year ended December 1999.

         Interest expense was $13.6 million and $12.0 million for 2000 and 1999, respectively.

         Net loss before taxes was $6.8 million in 2000 versus net income before taxes of $3.5 million for 1999.

         The Company's net loss for the year ended December 31, 2000 was $8.1 million compared to a $1.8 million loss for the year ended December 31, 1999.

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

         Net sales grew by 4.1% in 1999 to $190.6 million, from $183.2 million in 1998. Factors contributing to this growth include strengthening apparel sales, an increase in average selling price of the Company's goaltender equipment, and stronger stick sales that were offset, in part, by the anticipated continuing softness in roller hockey skate sales. Apparel sales were fueled in part by the withdrawal of Starter Corporation ("Starter") and Nike, Inc. ("Nike") from the replica jersey business and the increased number of NHL teams for which THC provides authentic on-ice jerseys pursuant to its license with the NHL.

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

         Fresh-start reporting requires the Company to report a provision in lieu of income taxes when there is a book taxable income and utilization of a pre-reorganization net operating loss carry-forward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carry-forward and other deferred tax assets would substantially reduce the related federal income tax payable. The current and future year tax benefit related to the carry-forward is recorded as a reduction of reorganization value in excess of amounts allocable to identifiable assets until exhausted and then as a direct increase to paid in capital. The amount of income tax provision that has been used to reduce the reorganizational value in excess of amounts allocable to identifiable assets is reflected as a provision in lieu of income taxes in the Company's Consolidated Statements of Operations.

LIQUIDITY AND CAPITAL RESOURCES

         Management expects to finance the Company's working capital and capital expenditures requirements through cash generated by its operations and through its new credit facilities established on November 19, 1998 and extended on March 14, 2001 (See Note 6 and 19).

         In November 19, 1998, two of the Company's subsidiaries, Maska U.S. Inc. and SHC Hockey Inc. entered into a credit agreement with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender. Simultaneously, two of the Company's Canadian subsidiaries, Sport Maska Inc. and Tropsport Acquisitions Inc., entered into a credit agreement with the lenders referred to therein and General Electric Capital Canada Inc., as Agent and Lender. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements is U.S. $70 million (reduced to $60 million in March 2001). Each of the credit agreements is subject to a minimum excess requirement of $1.75 million. The credit agreements are collateralized by eligible accounts receivable and inventories of the borrowers and are further collateralized by a guarantee of the Company and its other subsidiaries.

         Total borrowings outstanding (excluding outstanding letters of credit) under the credit agreements at December 31, 2000 amounted to $12.3 million.

         Borrowings under the U.S. Credit Agreement bear interest at rates between U.S. prime plus 0.25% to 1.00% and LIBOR plus 1.50% to 2.50% depending on the borrowers' Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the Canadian credit agreement bear interest at rates between the Canadian prime rate plus 0.75% to 2.00% and LIBOR plus 0.75% to 2.00% depending on the borrowers' Operating Cash Flow Ratio, as defined in the agreement. In addition, the borrowers are charged a GECC monthly commitment fee at an annual rate of up to 3/8 of 1% on the unused portion of the revolving credit facilities under the Credit Agreements and certain other fees.

         The credit agreements contain customary negative and affirmative covenants including those relating to capital expenditures, total indebtedness to EBITDA, minimum interest coverage and fixed charge coverage.

         On November 19, 1998, in connection with its acquisition of SHC, the Company and Sport Maska Inc. entered into a credit agreement with the Caisse de depot et placement du Quebec to borrow the Canadian dollar equivalent of $87.5 million. The loan is for a period of two years, maturing November 19, 2000. On November 20, 2000 the Company obtained a three-month extension of the Caisse loan. On March 14, 2001, an amended and restated credit agreement was entered into by the Company and Sport Maska Inc. with respect to the Caisse loan. This renewed Caisse loan is made up of 2 facilities (Facility 1 - Canadian $90 million and Facility 2 - Canadian $45.8 million) each facility bears interest equal to the Canadian Banker's Acceptance Rate plus 6% and Facility 2 bears additional interest of 3.5% which is to be capitalized, subject to Caisse's right to collect certain additional fees during the extension period. At December 31, 2000 the interest rate was 12.5% (1999-11.0%) (See Note 19).

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

         The Company's anticipated financing requirements for long-term growth, future capital expenditures and debt service are expected to be met through cash generated from its operations and borrowings under its credit facilities. During the year ended December 31, 2000, the Company's operations provided $5.2 million of cash compared to $0.9 million provided in 1999. The Company had a net loss of $7.8 million in 2000, compared to $1.8 million in 1999. Earnings before interest, taxes, depreciation, amortization, restructuring and unusual charges and debt related fees (EBITDA) was $18.3 million for the year ended December 31, 2000 compared to $27.3 million for the previous year. Included in EBITDA is a non-cash charge of $ 0.2 million related to foreign exchange conversion in the year ended December 31, 2000 compared to a non-cash cash charge of $0.8 million in 1999.

         Cash used in investing activities during the year ended December 31, 2000 was $4.8 million compared to $4.6 million in 1999.

         Net cash flow used by financing activities during 2000 was approximately $1.3 million compared to $4.7 million provided in 1999.

         The Company follows the customary practice in the sporting goods industry of offering extended payment terms to creditworthy customers on qualified orders. The Company's working capital requirements generally peak in the second and third quarters as it builds inventory and makes shipments under these extended payment terms.

RESTRUCTURING RESERVES

         Effective January 24, 2001, the Company embarked on a plan to rationalize its operations. This rationalization involved the elimination of certain redundancies, both in terms of personnel and operations as well as the consolidation of facilities including the closure of its Mount Forest, Ontario plant. Accordingly, the Company will set up reserves of approximately $3,000 for the expected cost of the rationalization. Of this amount, approximately $1,800 will be accrued to cover the cost of severance packages to affected employees, with the remainder representing transport and other closure costs.

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

The Company originally estimated that the restructuring charges capitalized as part of the acquisition would total $5.0 million as follows:

         An amount of $2.8 million had been accrued for severance packages and a facility closing in Canada. Some administrative departments including many accounting, credit, MIS, human resource and customer service positions, were made redundant following the acquisition. Also the former SHC head office in Lachine, Quebec was closed with the warehouse operations being transferred to the Company's existing distribution center in St. Hyacinthe, Quebec. To date $2.3 million has been spent.

         An amount of $0.6 million has been accrued to cover U.S. severance packages (primarily in sales, credit and customer service) and the restructuring of warehouse operations. To date this entire reserve has been realized. The Company has also spent $0.3 million on restructuring and rationalizing European operation, of an original estimate of $1.6 million.

         The Company has reversed, within the one-year time frame from the acquisition date, $1.3 million of accrued restructuring expenses and consequently reduced the goodwill recognized on the acquisition by the same amount.

         In addition, the Company recognized $1.9 million in restructuring expenses related to 1999 that consisted of $1.5 million to reflect the impact (primarily employee severance costs) of re-organizing the operations with those of the acquired company. As at December 31, 2000, no amounts remained unpaid. A further $0.4 million was charged reflecting expenses incurred from the January 1998 ice storm. No amounts remain unpaid at year-end.

INTANGIBLE ASSETS

         The Company has a significant amount of intangible assets on its balance sheet. As at December 31, 2000 the Company had $82.9 million (1999-$85.7 million) representing 42.3% (1999- 40.9%) of total assets. This goodwill is comprised of several components. Upon the acquisition of SHC the Company recognized $53.1 million of goodwill. This amount, being the difference between the purchase price and the amount of tangible net assets acquired, represents the value to the Company of the brands acquired. JOFA(R), KOHO(R), CANADIEN(TM), TITAN(R) and HEATON(R) are world class hockey brands and management believes that there is significant long-term earning potential to be realized from the brands. Accordingly, the amortization of this goodwill is over 25 years.

         In connection with a re-organization and fresh-start accounting, the Company recognized $49.0 million of excess reorganization value, which is another component of goodwill. This amount arose primarily as debt forgiveness in the reorganization. It is included in goodwill because it represents among other things the value of its premier CCM(R) brand. Again management believes that significant long-term earning potential exists and is amortizing the excess reorganization value over 20 years.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company, in the normal course of doing business, is exposed to market risk from changes in foreign currency exchange rates and interest rates. The Company's principal currency exposures relate to the Canadian dollar and to certain European currencies. Management's objective, regarding foreign currency risk, is to protect cash flows resulting from sales, purchases and other costs from the adverse impact of exchange rate movements.

         The European and Canadian subsidiaries each have operating credit facilities denominated in their respective local currencies; these debt facilities are hedged by the operating revenues generated in the local currencies of the subsidiaries. The Company's long-term debt is denominated in Canadian dollars (Cdn$135.8 million). The Company's equity investment in its Canadian subsidiary is effectively hedged by the Canadian dollar denominated debt. Similarly, as the Company holds either long term or operating debt facilities denominated in the currencies of its European subsidiaries, its equity investments in those entities are hedged against foreign currency fluctuations. The Company does not engage in speculative hedging activities.

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

                      REPORT OF INDEPENDENT ACCOUNTANTS


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
Reports of Independent Accountants

                  Ernst & Young L.L.P.                                       21
                  PriceWaterhouseCoopers                                     22
                  KPMG                                                       23

Consolidated Financial Statements

         Consolidated Balance Sheets at December 31, 2000 and 1999           24

         Consolidated Statements of Operations
                for the years ended December 31, 2000, 1999 and 1998         25

         Consolidated Statements of Stockholders' Equity (Deficit)
                for the years ended December 31, 2000, 1999 and 1998         26

         Statement of Comprehensive Income (Loss)
                for the years ended December 31, 2000, 1999 and 1998         26

         Consolidated Statements of Cash Flows
                for the years ended December 31, 2000, 1999 and 1998         27

         Notes to Consolidated Financial Statements                       28-47

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
THE HOCKEY COMPANY

We have audited the accompanying consolidated balance sheets of THE HOCKEY COMPANY as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each year in the three year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of KHF Sports Oy or Jofa Holdings Group, wholly-owned subsidiaries acquired in 1998, which statements reflect total assets of $31.2 million as of December 31,1998 and net sales of $4.3 million for the year then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for KHF Sports Oy and Jofa Holdings Group, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hockey Company at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each year of the three year period ended December 31, 2000, in conformity with United States generally accepted accounting principles.

Montreal, Canada,                                     /s/ Ernst & Young LLP
March 21, 2001.
                                                          Chartered Accountants

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

Helsinki
April 8, 1999


KPMG Wideri Oy Ab

                              THE HOCKEY COMPANY
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                        Dec. 31, 2000     Dec. 31, 1999
                                                                        -------------     -------------
ASSETS

Current assets
     Cash and cash equivalents                                               $  2,423          $  3,519
     Accounts receivable, net (See Notes 2 and 6)                              39,376            42,998
     Inventories (See Notes 3 and 6)                                           42,110            48,955
     Prepaid expenses                                                           3,931             2,622
     Income taxes and other receivables                                         4,043             2,963
                                                                             --------          --------
     Total current assets                                                      91,883           101,057
Property, plant and equipment, net of accumulated depreciation (See Note 4)    21,142            22,860
Intangible and other assets, net of accumulated amortization (See Note 5)      82,554            85,694
                                                                             --------          --------
     Total assets                                                            $195,579          $209,611
                                                                             ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Short-term debt (See Note 6)                                            $ 12,282          $ 14,055
     Accounts payable                                                           7,607             7,779
     Accrued liabilities                                                       11,902            11,855
     Accrued restructuring expenses (See Notes 8 and 17)                          488             1,482
     Accrued dividends payable                                                  3,676             1,815
     Current portion of long term debt                                            264                 -
     Income taxes payable                                                       3,322             2,957
     Other current liabilities (see Note 17)                                      698               698
                                                                             --------          --------
     Total current liabilities                                                 40,239            40,641
Long-term debt (See Note 6)                                                    91,252            94,171
Deferred income taxes  (See Note 12)                                              495                66
                                                                             --------          --------
     Total liabilities                                                        131,986           134,878
                                                                             --------          --------
Commitments and Contingencies (See Notes 10,11 and 15)

13% Pay-In-Kind redeemable preferred stock (See Note 7)                        11,333            11,096

Stockholders' equity
Common stock, par value $0.01 per share, 15,000,000 shares
     authorized, 6,500,549 shares issued and outstanding                           65                65
Re-organization warrants, 300,000 issued and 299,451 outstanding (See Note 7)       -                 -
Common stock purchase warrants, 159,127 issued and outstanding (See Note 7)
                                                                                1,665             1,665
Additional paid-in capital                                                     66,515            66,515
Retained earnings                                                             (9,290)               899
Accumulated other comprehensive loss                                          (6,695)           (5,507)
                                                                             --------          --------
     Total stockholders' equity                                                52,260            63,637
                                                                             --------          --------
     Total liabilities and stockholders' equity                              $195,579          $209,611
                                                                             ========          ========


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                              THE HOCKEY COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years ended December 31
                       (In thousands, except share data)


                                                        2000            1999             1998
                                                     ---------       ---------         --------
Net sales                                             $194,463        $190,603         $110,817
Cost of goods sold                                     117,221         109,778           65,026
                                                     ---------       ---------         --------
       GROSS PROFIT                                     77,242          80,825           45,791
Selling, general and administrative expenses            65,080          58,990           35,272
Amortization of excess reorganization
      value and goodwill                                 4,500           4,572            2,606
Restructuring and unusual charges (See Note 8)               -               -            1,900
                                                     ---------       ---------         --------
       OPERATING INCOME                                  7,662          17,263            6,013
Other (income) expense, net                                861           1,736          (4,588)
Interest expense                                        13,599          12,025            4,108
                                                     ---------       ---------         --------
INCOME (LOSS) BEFORE INCOME TAXES                      (6,798)          3, 502            6,493
Income taxes (See Note 12)                               1,293           5,276            4,603
                                                     ---------       ---------         --------
       NET (LOSS) INCOME                              $(8,091)        $(1,774)         $  1,890
                                                     =========       =========         ========
Preferred stock dividends                                1,861           1,625              190
Accretion of 13% Pay-In-Kind preferred Stock               237             226               35
                                                     ---------       ---------         --------
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON
      STOCKHOLDERS                                   $(10,189)       $ (3,625)         $  1,665
                                                     =========       =========         ========
Basic (loss) earnings per share
      (See Note 13)                                  $  (1.53)       $  (0.54)         $   0.25
Diluted (loss) earnings per share
      (See Note 13)                                  $  (1.53)       $  (0.54)         $   0.25


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           Years ended December 31
                               (In thousands)

                                           Common Stock          Common     Additional      Retained     Accumulated      Total
                                      # of Stock     Amount      Stock        Paid-in       Earnings        Other
                                                                Purchase      Capital      (Deficit)    Comprehensive
                                                                Warrants                                    Loss
                                     ----------------------------------------------------------------------------------------------
Balance at December 31,  1998           6,501        $ 65        $ 1,665      $ 66,515       $ 4,524      $ (3,531)       $ 69,238
                                     ----------------------------------------------------------------------------------------------
Net loss                                                                                      (1,774)                       (1,774)
Dividend on preferred stock                                                                   (1,625)                       (1,625)
    (See Note 7)
Accretion of 13% Pay-in-Kind                                                                    (226)                         (226)
    preferred stock
Foreign currency translation                                                                                (1,976)         (1,976)
    adjustment
                                     ----------------------------------------------------------------------------------------------
Balance at December 31,  1999           6,501        $ 65        $ 1,665      $ 66,515      $    899      $ (5,507)       $ 63,637

Net loss                                                                                      (8,091)                       (8,091)
Dividend on preferred stock                                                                   (1,861)                       (1,861)
    (See Note 7)
Accretion of 13% Pay-in-Kind                                                                    (237)                         (237)
    preferred stock
Foreign currency translation                                                                                (1,188)         (1,188)
    adjustment
                                     ----------------------------------------------------------------------------------------------
Balance at December 31,  2000           6,501            65        1,665        66,515        (9,290)       (6,695)         52,260
                                     ==============================================================================================

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                           Years ended December 31
                               (In thousands)

                                                            2000            1999            1998
                                                         --------------------------------------------
 Net (loss)  income                                      $    (8,091)    $    (1,774)       $   1,890
 Foreign currency translation adjustments                     (1,188)         (1,976)          (2,982)
                                                         --------------------------------------------
Comprehensive income (loss)  for the year                     (9,279)         (3,750)          (1,092)
                                                         ============================================

               The accompanying notes are an integral part
                of the consolidated financial statements.

                              THE HOCKEY COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31
                                 (In thousands)

                                                                    2000           1999           1998
                                                                --------------------------------------------
OPERATING ACTIVITIES:
Net (loss) income                                                  $   (8,091)   $    (1,774)        $ 1,890
Adjustments to reconcile net (loss) income  to net cash (used
     in) provided by operating activities:
       Depreciation and amortization                                   11,070         10,664           7,145
       Change in provisions for inventory, doubtful accounts            7,815          6,352           2,623
           and other
       Deferred income taxes                                              274           (245)           (258)
       Provision in lieu of taxes                                           -          3,519           3,418
       (Gain) loss on sale and disposal of property, plant &              (17)            24             (71)
           equipment
       (Gain) loss on foreign exchange                                   (297)         1,475          (1,373)
       Restructuring charges                                                -              -           1,453
Change in operating assets and liabilities:
       Accounts receivable                                             (3,036)       (10,899)          6,456
       Inventories                                                      2,843         (7,087)          1,448
       Prepaid expenses                                                  (466)           916            (511)
       Income taxes receivable                                           (973)           249            (447)
       Other receivables                                                    4          1,191          (1,755)
       Accounts payable and accrued liabilities                        (4,617)        (2,893)         (1,752)
       Interest payable                                                   404           (699)            117
       Income taxes payable                                               328            174             378
       Other                                                                -            (91)            357
                                                                --------------------------------------------
           Net cash provided by operating activities               $    5,241      $     876       $  19,118
                                                                --------------------------------------------
INVESTING ACTIVITIES:
       Business acquisition, net of cash acquired                           -              -         (62,933)
       Deferred expenses                                               (1,271)             -               -
       Purchases of property, plant & equipment                        (3,558)        (4,821)         (3,480)
       Proceeds from sales of property, plant & equipment                  30            172             146
                                                                --------------------------------------------
           Net cash used in investing activities                   $   (4,799)     $  (4,649)      $ (66,267)
                                                                --------------------------------------------
FINANCING ACTIVITIES:
       Net change in short-term borrowings                             (1,404)         5,428           2,979
       Principal payments on debt                                        (138)          (300)        (70,924)
       Proceeds from long-term debt                                     1,139              -         102,500
       Exercise of warrants                                                 -              -               8
       Issuance of redeemable preferred stock                               -              -          10,835
       Issuance of common stock purchase warrants                           -              -           1,665
       Deferred financing costs                                          (866)             -          (5,288)
       Liabilities subject to compromise                                    -           (432)              -
                                                                --------------------------------------------
           Net cash (used in) provided by financing activities     $   (1,269)     $   4,696     $    41,775
                                                                --------------------------------------------
Effects of foreign exchange rate changes on cash                        (269)              3             (84)
                                                                --------------------------------------------
(Decrease) Increase in cash                                       $   (1,096)      $     926     $    (5,458)
Cash and cash equivalents at beginning of year                          3,519          2,593           8,051
                                                                --------------------------------------------
Cash and cash equivalents at end of year                          $     2,423      $   3,519     $     2,593
                                                                ============================================
SUPPLEMENTAL INFORMATION
Income taxes paid                                                       2,050          2,714             100
Interest paid                                                          11,168         12,153           4,000


           The accompanying notes are an integral part of the consolidated financial statements.

                          THE HOCKEY COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share data)

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF BUSINESS, CHANGE OF CORPORATE NAME AND PRINCIPLES OF CONSOLIDATION:

       The Hockey Company was incorporated in September 1991 and reorganized in April 1997.

       On January 31, 1999, the Board of Directors of The Hockey Company ("THC") unanimously adopted an amendment to the Company's Certificate of Incorporation to change the name of the Company from SLM International Inc. to The Hockey Company. The amendment was filed with the Secretary of the State of the State of Delaware on February 9, 1999.

       The consolidated financial statements include the accounts of THC and its wholly-owned subsidiaries (collectively, the "Company"). The Company designs, develops, manufactures and markets a broad range of sporting goods. The Company manufactures hockey and hockey related products, including hockey uniforms, hockey sticks, protective equipment, hockey, figure and inline skates as well as street hockey products, marketed under the CCM(R), KOHO(R), JOFA(R), TITAN(R), CANADIEN(TM) and Heaton(R) brand names, and private label brands and licensed sports apparel under CCM(R) and #1 APPAREL(TM) brand names. The Company sells its products worldwide to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors. The Company manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally.

B.     BASIS OF PRESENTATION:

       The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


C.     CASH EQUIVALENTS:

       Cash equivalents consist of highly liquid short-term investments with original maturities of three months or less. The Company invests excess funds in bank term deposits, Canadian Government promissory notes and in U.S. Treasury bills. At December 31, 2000, the Company had nil (1999-$1,185) invested in bank term deposits.


D.     CONCENTRATION OF CREDIT RISK:

       Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and accounts receivable. The Company restricts its cash investments to temporary investments in institutions with high credit standing and to short-term securities backed by the full faith and credit of the United States and Canadian and Quebec Governments. The Company sells its products principally to retailers and distributors and, in accordance with industry practice, grants extended payment terms to qualified customers. Concentration of accounts receivable credit risk is mitigated due to the performance of credit reviews that are considered in determining credit policies and allowances for doubtful accounts. The Company provides allowances

                          THE HOCKEY COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share data)

for expected sales returns, net of related inventory cost recoveries, discounts, rebates and cooperative advertising. The Company does not collateralize its receivables, except with respect to its debt agreements as described in Note 6 in the Notes to Consolidated Financial Statements. As at December 31, 2000 and 1999, no single account receivable represented more than 10% of the Company's consolidated accounts receivable and no single customer accounted for more than 10% or more of the Company's consolidated net sales for each of the years in the three year period ended December 31, 2000.

E.     REVENUE RECOGNITION:

       Revenue is recognized when products are shipped to customers.


F.     INVENTORIES:

       Inventories are stated at the lower of cost or net realizable value for finished products and work in process, and replacement cost for raw materials and supplies. Cost is determined using the first-in, first-out method. The Company provides allowances for excess, obsolete and slow moving inventories.


G.     RESEARCH & DEVELOPMENT EXPENSES:

       Costs for new product research and development as well as changes to existing products are expensed as incurred and totaled $2,259, $2,289 and $1,171 for the years ended December 31, 2000, 1999, and 1998, respectively.


H.     PREPAID EXPENSES:

       The Company expenses advertising and promotion costs incurred when the advertising takes place. Royalty payments are deferred to the extent that the related sales have not yet been recorded. Such costs are included in prepaid expenses.


I.     PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using principally the straight-line method of depreciation.


       The estimated service lives of the respective assets are as follows:


                                                                  YEARS
                                                                  ------
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

                          THE HOCKEY COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share data)

       Accelerated methods of depreciation are used for tax reporting purposes where required. Significant additions or major improvements are capitalized, while normal maintenance and repair costs are expensed. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts, and the resulting gain or loss is recognized.

       The Company periodically reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such circumstances occur, the Company estimates future cash flows expected to result from the use and eventual disposition of the assets. If the expected future cash flows are less than the carrying amount, the Company recognizes an impairment loss (see Note 8).


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

       The Company does not provide for witholding income taxes on the undistributed earnings of its non-U.S. subsidiaries, since such earnings are not expected to be remitted to the Company in the foreseeable future. The Company has provided, in its U.S. tax provision, taxes on all of the unremitted earnings of its non-U.S. subsidiaries to December 31, 2000.

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

                       THE HOCKEY COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except share data)


L.     INTANGIBLE ASSETS:

       Intangible assets are recorded at cost and are amortized on a straight-line basis. These amounts include the excess purchase price over fair values assigned ("goodwill"), reorganizational value in excess of amounts allocable to identifiable assets ("excess reorganizational value") (see Note 5) and deferred financing costs (amortized over the life of the financing). Goodwill is amortized on a straight-line basis over twenty-five years.

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

M.     EARNINGS PER SHARE:

       Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed based on the average number of shares of common stock assumed to be outstanding during each year. Common stock equivalents are included when dilutive (see Notes 7, 13 and 14).

2.     ACCOUNTS RECEIVABLE

Net accounts receivable include:

                                                 2000        1999
                                                ------      ------
       Allowance for doubtful accounts          $2,022      $2,237
       Allowance for returns, discounts,
         rebates and cooperative advertising     5,607       5,541
                                                ------      ------
                                                $7,629      $7,778
                                                ======      ======

       Bad debt expense (recovery) for the years ended December 31, 2000, 1999, and 1998 was $670, $480, and ($1,387), respectively.

3.     INVENTORIES

Inventories consist of:

                                                  2000        1999
                                                -------     -------
       Finished products                        $29,745     $36,344

                       THE HOCKEY COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except share data)

       Work in process                            2,727       2,679
       Raw materials and supplies                 9,638       9,932
                                                -------     -------
                                                $42,110     $48,955
                                                =======     =======

       Allowances for excess, obsolete and slow moving inventories were $3,890 and $2,369 at December 31, 2000 and 1999, respectively.

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

                                                  2000        1999
                                                -------     -------
       Land and improvements                    $   241     $   247
       Buildings and improvements                 6,901       6,612
       Machinery and equipment                   17,487      15,960
       Tools, dies and molds                      3,178       3,173
       Office furniture and
         equipment                                5,645       4,504
                                                -------     -------
                                                 33,452      30,496
       Less accumulated depreciation and
         amortization                            12,310       7,636
                                                -------     -------
                                                $21,142     $22,860
                                                =======     =======

       Depreciation and amortization expense for the years ended December 31, 2000, 1999, and 1998, was $4,502, $4,330, and $2,585, respectively.

5.     INTANGIBLE AND OTHER ASSETS

Net intangible and other assets consist of:

                                                  2000        1999
                                                -------     -------
       Goodwill                                  46,643      49,615
       Excess reorganizational value             30,052      32,639
       Deferred financing costs                   2,084       3,349
       Other                                      3,775          91
                                                -------     -------
                                                $82,554     $85,694
                                                =======     =======

       Amortization expense for intangible assets was $ 6,569, $6,334 and $4,560 at December 31, 2000, 1999 and 1998, respectively.

       Excess reorganizational value was reduced by $2,574 for the year ended December 31, 1999 by the realization of deferred tax assets.

       Goodwill was also reduced by $2,315 for the year ended 1999 by the realization of $945 of deferred tax assets and the reversal of $1,370 for a restructuring provision taken at the time of the acquisition of SHC.

                       THE HOCKEY COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except share data)


6.     REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

A)     REVOLVING CREDIT FACILITIES

Revolving credit facilities consist of the following:

                                                  2000        1999
                                                -------     -------
Revolving credit facilities with
   General Electric Capital Inc.                $12,282     $11,421
Revolving credit facilities with
   MeritaNordBanken Sweden                            -       2,634
                                                -------     -------
                                                $12,282     $14,055

i)       Effective November 19, 1998, two of the Company's U.S.
      subsidiaries, Maska U.S. Inc. and SHC Hockey Inc. entered into a credit agreement with the lenders referred to therein and with General Electric Capital Corporation as Agent and Lender. Simultaneously, two of the Company's Canadian subsidiaries, Sport Maska Inc. and Tropsport Acquisitions Inc. entered into a credit agreement with the lenders referred to therein and General Electric Capital Canada Inc. ("GECC") as Agent and Lender. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements is U.S. $70 million (reduced to $60 million in March 2001). Each of the credit agreements is subject to a minimum excess requirement of $1,750. The credit agreements are collateralized by eligible accounts receivable and inventories of the borrowers and are further collateralized by a guarantee of the Company and its other subsidiaries. Total borrowings outstanding (excluding outstanding letters of credit) under the credit agreements at December 31, 2000 amount to $12,282 (1999 - $11,421). As at December 31, 2000 the Company had letters of credit outstanding of $927 (1999-$2,454).

         Borrowings under the U.S. credit agreements bear interest at rates of either U.S. prime rate (9.50% at December 31, 2000) (1999-8.50%) plus 0.25%-1.00% or LIBOR plus 1.50%-2.50% (there were no LIBOR-based borrowings at year end) depending on the borrower's Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the Canadian Credit Agreement bear interest at rates of either the Canadian prime rate (7.50% at December 31, 2000) (1999-6.50%) plus 0.75%-2.00% or LIBOR plus
      0.75%-2.00% (there were no LIBOR-based borrowings at year end) depending on the borrower's Operating Cash Flow Ratio, as defined in the agreement. In addition, the borrowers are charged a monthly commitment fee at an annual rate of up to 3/8 of 1% on the unused portion of the revolving credit facilities under the credit agreements and certain other fees.

         On November 20, 2000, the GECC credit agreements were amended and extended to March 15, 2001. (See Note 19)

         The credit agreements contain customary negative and affirmative covenants including those relating to capital expenditures, total indebtedness to EBITDA, minimum interest coverage and fixed charges coverage ratio. As at December 31, 2000, the Company was in default of certain covenants. On March 14, 2001 the GECC credit agreements were amended and the defaults occurring under the earlier credit agreement were waived (See Note 19).

ii) Effective March 18, 1999, Jofa AB, a Swedish subsidiary of the Company, entered into a credit agreement with MeritaNordbanken in Sweden. The maximum amount of loans and letters of credit that may

                       THE HOCKEY COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except share data)


      be outstanding under the agreement is SEK 50 million ($6 million). The facility is collateralized by the assets of the Company, excluding intellectual property, bears interest at a rate of STIBOR (4.0% at December 31, 2000) plus 0.65% and is renewable annually. Total borrowings as at December 31, 2000 were nil. December 31, 1999 borrowings were SEK
      22.4 million ($2,634) at STIBOR (3.95%) plus 0.65%.

           Effective July 14, 1999, KHF Sports Oy, a Finnish subsidiary of the Company, entered into a credit agreement with MeritaNordbanken in Finland. The maximum amount of loans and letters of credit that may be outstanding under the agreement is FIM 30 million ($5.3 million). The facility is collateralized by the assets of the Company and bears interest at a rate of EURIBOR (4.75% at December 31, 2000) plus 2.0% and is renewable annually. There were no borrowings as at December 31, 2000 and 1999.

(iii) During March 1998, the Company amended its credit agreements (the "Amended Credit Agreements") to take advantage of its improved borrowing capacity. In completing the amendments the Company redeemed, in full, its Senior Secured Notes and all amounts outstanding under the $4,000 Term Loan under its U.S. credit agreement. The redemptions were affected by the Amended Credit Agreements (additional revolving credit loan borrowings under the Amended Credit Agreements and the Amended
      Term Loan as defined, hereafter) and use of the Company's cash on hand. The maximum amount of loans that may have been outstanding under the Amended Credit Agreements was $60.0 million, consisting of $45.0 million revolving credit loans and a $15.0 million term loan
      (the "Amended Term Loan"). Borrowings under the Amended Credit Agreements bore interest at an alternate base rate per annum or at an interest rate based on LIBOR plus 1 3/4% per annum on Amended U.S. revolving credit loans, at Chase Canada's prime rate or at an alternate base rate per annum on Canadian revolving credit loans, and an alternate base rate plus 1/4 per annum or at an interest rate based on LIBOR plus 2% per annum on the Amended Term Loan. Interest and principal on the Amended Term Loan were payable in quarterly installments ($0.6 million principal) through April 2000, beginning in April 1998.

           These credit agreements were fully repaid and the Amended Credit Agreements were canceled when the Company entered into the credit agreements with GECC.

The weighted average interest rate on short-term debt outstanding at December 31, 2000, 1999 and 1998 was 8.49%, 8.32% and 11.3%, respectively.

B)     LONG-TERM DEBT

The Company's long-term debt at December 31 was as follows:

                                                  2000        1999
                                                -------     -------
Secured loans from Caisse de depot et
  placement du Quebec (Canadian $135,800)       $90,521     $94,092
Other long-term debt                                995          79
                                                -------     -------
                                                 91,516      94,171
Less: amounts contractually due within
   one year                                         264           -
                                                -------     -------
   Total long-term debt, excluding
     current portion                            $91,252     $94,171
                                                =======     =======

SECURED LOANS

                           THE HOCKEY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except share data)

         On November 19,1998, in connection with its acquisition of Sports Holdings Corp., the Company and Sport Maska Inc. entered into a Secured Loan Agreement with the Caisse de depot et placement du Quebec ("Caisse") to borrow a total of Canadian $135,800. The loan was for a period of two years, renewable on November 19, 2000 at the Company's option. On November 20, 2000 the Company obtained a three-month extension of the Caisse loan on payment of a Canadian $1 million extension fee. The Caisse loan was once again extended and matured on March, 14, 2001 upon the Company entering into an amended and restated credit agreement. This amended and restated Caisse loan is made up of 2 facilities (Facility 1 - Canadian $90 million and Facility 2 - Canadian $45.8 million) each facility bears interest equal to the Canadian Banker's Acceptance Rate plus 6% and Facility 2 bears additional interest of 3.5% which is to be capitalized. At December 31, 2000 the interest rate was 12.5% (1999-11.0%). (See Note 19)

       The loan is collateralized by all of the tangible and intangible assets of the Company subject to the prior ranking claims on accounts receivable and inventories by the lenders under the Company's revolving credit facilities. (See Note 6a)

       The loan contains customary negative and affirmative covenants including those relating to capital expenditures, total indebtedness to EBITDA, minimum total EBITDA and minimum interest coverage. The amended and restated credit agreement revised the covenants from the earlier agreement and accordingly the covenants in default were cured as at December 31, 2000. (See Note 19)

        In May 2000, Jofa AB, a subsidiary of the Company, entered into a loan agreement with MeritaNordBanken Sweden to borrow SEK 10,000 ($1,100). The loan is for 4 years with annual principal repayments of SEK 2,500 ($275). The loan is secured by a chattel mortgage on the assets of the subsidiary and bears an interest rate of STIBOR plus 1.25%.

       Based on the borrowing rates currently available to the Company for bank loans and other financing with similar terms, the Company estimated that the fair value of its short-term debt and long-term debt at December 31, 2000 and 1999 was equivalent to the carrying values in the financial statements. These values represent a general approximation of possible value and may never be realized.

7.     COMMON STOCK, WARRANTS AND PREFERRED STOCK

       The Company has authorized 15,000,0000 shares of common stock of which of 6,500,549 are issued and outstanding.

       On April 11, 1997, in connection with a re-organization, THC's old common stock was extinguished and the holders received a total of 300,000 five-year warrants to purchase an aggregate of 300,000 shares of common stock at an exercise price of $16.92 per share (subject to adjustments for stock splits, stock dividends, recapitalizations and similar transactions). Each holder of 67 shares of old common stock can receive one warrant to purchase, for cash, one share of common stock, with no fractional warrants issued.

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

       Dividends, which are payable semi-annually from November 19, 1998, may be paid in cash or in shares of the 13% Pay-In-Kind preferred stock, at the Company's option. The preferred stock is non-voting. If the Company fails to redeem the preferred stock on or before November 19, 2005 and for a sixty day period or more after being notified of its failure to redeem the preferred stock, then the preferred stockholders, as a class of stockholders, have the option to elect one director to the Company's Board of Directors with the provision that the preferred stockholders are to elect 28% of the Company's directors. At December 31, 2000 unpaid dividends of $3,676 (1999-$1,815) have been accrued on the preferred stock and are included in accrued liabilities.

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

8.    RESTRUCTURING AND UNUSUAL CHARGES

       During 1998, as a result of the acquisition of Sports Holdings Corp., the Company recorded significant restructuring charges totaling $1,453 to reflect the impact of reorganizing its operations with those of the acquired company. The costs consist primarily of employee and related severance costs that have been accounted for as an unusual item.

                                                                                                 EXPENSE
Total restructuring charges recorded at November 19, 1998                                          1,453
Amount of restructuring costs paid for the period November 19, 1998  to December 31, 1998           (101)
--------------------------------------------------------------------------------------------------------
Unpaid Charges as at the December 31, 1998                                                         1,352
Translation Effects                                                                                   97
Amount of restructuring costs paid for the period January 1 to December 31, 1999                  (1,010)
--------------------------------------------------------------------------------------------------------
Unpaid Charges as at the December 31, 1999                                                           439
Amount of restructuring costs paid for the period January 1 to December 31, 2000                    (439)
--------------------------------------------------------------------------------------------------------
Unpaid Charges as at the December 31, 2000                                                             -


                           THE HOCKEY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except share data)

       Also during 1998, some unrecoverable costs totaling $447 resulting from a severe ice storm that struck the northeastern parts of North America were accounted for as an unusual item.

9.     RELATED PARTY TRANSACTIONS

       In 2000, the Company paid the controlling shareholder, Wellspring Capital Management, LLC a fee of $180 for services performed in connection with the extension of the Caisse loan. (See Note 6b)

       In 1998, the Company paid its controlling shareholder, Wellspring Capital Management LLC a fee of $975 for investment banking services provided in connection with the acquisition of Sports Holdings Corp. and related acquisition financing. During 1998 the Company issued 100,000 shares of 13% Pay-In-Kind preferred stock to Phoenix Home Life Mutual Insurance Company, a common stockholder (see Note 7).

10.   LEASES

       Certain of the Company's subsidiaries lease office and warehouse facilities and equipment are under operating lease agreements. Some lease agreements provide for annual rent increases based upon certain factors including the Consumer Price Index.

       The following is a schedule of future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year at December 31, 2000:

                  2001                                     $ 3,577
                  2002                                       2,836
                  2003                                       2,522
                  2004                                       2,381
                  2005 and beyond                            1,710
                                                           -------
                                                           $13,026
                                                           =======

       Rental expense for the years ended December 31, 2000, 1999 and 1998 was approximately $3,376, $3,293 and $2,724, respectively.

11.    ROYALTIES AND ENDORSEMENTS

           Certain of the Company's subsidiaries have entered into agreements that call for royalty payments generally based on net sales of certain products and product lines. Certain agreements require guaranteed minimum payments over the royalty term. The Company pays also certain professional players and teams an endorsement fee in exchange for the promotion of the Company's brands. The following is a schedule of the future minimum payment and annual obligations under these contracts.

                  2001                                      $10,535
                  2002                                       12,087
                  2003                                       10,263


                           THE HOCKEY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except share data)

                  2004                                        8,623
                  2005 and beyond                             3,563
                                                            -------
                                                            $45,071
                                                            =======


       Royalty and endorsement expenses for the years ended December 31, 2000, 1999 and 1998 was $10,461, $7,436 and $3,247, respectively. In the
2001-2002 license year, if the earned royalties are less than 50% of the minimum royalties in force for that year ($6,900) then a penalty of $1,000 must be paid to National Hockey League Enterprises.

12.    INCOME TAXES

The components of income taxes are:

                                                 2000          1999          1998
                                                 -----        ------        ------
Current:                    U.S.                 $ 229        $  468        $  140
                            Non-U.S.               790         1,534         1,303
                                                 -----        ------        ------
                                                 1,019         2,002         1,443
                                                 -----        ------        ------
Deferred:                   U.S.                     -          (352)            -
                            Non-U.S.               274           107          (258)
                                                 -----        ------        ------
                                                   274          (245)         (258)
                                                 -----        ------        ------

Provision in Lieu of Taxes: U.S.                     -         3,201         2,400
                            Non-U.S.                 -           318         1,018
                                                 -----        ------        ------
                                                     -         3,519         3,418
                                                 -----        ------        ------
                                                $1,293        $5,276        $4,603
                                                ======        ======        ======

       The 2000 non-U.S. current tax provision is presented net of tax benefits in the amount of $845 resulting from the carry-back of a current year's loss.

       The Company's effective income tax rate from continuing operations differed from the federal statutory rate as follows:


                                                                 2000      1999      1998
                                                                 ----      ----      ----
Income taxes based on U.S. federal tax rate                        34%       34%       34%
Non-U.S. and state tax rates                                        1%       (4%)       1%
Valuation allowance                                                (7%)     (52%)     (15%)
Goodwill amortization                                             (27%)      48%       14%
Deemed dividend under subpart F, net of foreign tax credit        (16%)     112%       26%
Other, net                                                         (4%)      12%       11%
                                                                  ----      ----      ----
Effective income tax rate                                         (19%)      150%      71%
                                                                  ====      ====      ====

                           THE HOCKEY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except share data)

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                                              2000                              1999
                                                                     ------------------------        ------------------------
                                                                     U.S.            NON-U.S.        U.S.            NON-U.S.
-----------------------------------------------------------------------------------------------------------------------------
Accounts receivable, principally due to allowance for
    doubtful accounts                                             $  1,461         $     -         $  1,400          $     -
Inventories, principally due to additional costs inventoried
    for tax purposes                                                   390               -              540                -
Accrued interest and royalties                                       2,355               -            2,705                -
Other, net                                                             109               -              134                -
                                                                   ---------------------------------------------------------
                                                                     4,315               -            4,779                -
Valuation allowance                                                 (4,315)              -          (4,779)                -
                                                                   ---------------------------------------------------------
Total current deferred tax assets (liabilities)                   $      -         $     -         $     -           $     -
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Net operating loss and investment tax credit carry-forwards         20,556             438         $ 20,040          $     -
Plant, equipment and depreciation                                      (81)         (2,422)            (100)          (2,273)
Restructuring accruals                                                   -             677                -            1,041
Other, net                                                               -           1,250               45            1,616
                                                                   ---------------------------------------------------------
                                                                    20,475            (57)           19,985              (66)
Valuation allowance                                                (20,475)          (438)          (19,985)               -
                                                                   ---------------------------------------------------------
Total non-current deferred tax assets (liabilities)               $      -         $ (495)         $      -          $  (66)
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------


       Realization of deferred tax assets is dependent on future earnings, the timing and amounts of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $464 (1999- decreased by $1,818) during the year.

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

       At December 31, 2000, the Company has net operating loss carry-forwards related to U.S. operations for income tax purposes of approximately $54,100 ($53,000 in 1999). The carry-forward balances begin to expire in 2010 and have been fully reserved by a valuation allowance. Of this valuation allowance, $20,140 would reduce intangible and other assets if reversed. The Company's ability to use remaining carry-forwards is limited in use on an annual basis as a result of a change in control of the Company on April 11, 1997 in connection with the Reorganization Plan and its acquisition of SHC in 1998.

                           THE HOCKEY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except share data)

       The Company has post-reorganization foreign tax credit carryover in the amount of $3,100, which will begin to expire December 31, 2005.

       Undistributed earnings from continuing operations of subsidiaries outside the U.S., for which no provision for U.S. taxes has been made, amounted to approximately $ nil, $nil and $4,700 at December 31, 2000, 1999 and 1998 respectively.

13.    EARNINGS PER SHARE

Net income per share for the year ended December 31, 2000, and 1999:

                                                     2000                       1999                       1988
                                            ---------------------       ---------------------      --------------------
                                             Basic        Diluted        Basic        Diluted       Basic       Diluted
                                             -----        -------        -----        -------       -----       -------
Net  (loss) income attributable to
common stockholders                        (10,189)      (10,189)    $   (3,625)   $   (3,625)  $    1,665    $    1,665

Weighted average common and common
    equivalent shares outstanding:

                     Common stock        6,500,549     6,500,549      6,500,549     6,500,549    6,500,507     6,500,507

   Common equivalent shares (a)            158,930       158,930        158,977       193,741      158,977       191,203

Total weighted average common and
common equivalent shares outstanding     6,659,479     6,659,479      6,659,526     6,694,290    6,659,710     6,691,710

Net (loss) income per common share (b)  $    (1.53)   $    (1.53)    $    (0.54)   $    (0.54)  $     0.25     $    0.25


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

14.    STOCK OPTION PLAN

       During 2000, no additional stock options were granted. Prior to 2000, the Company granted stock options to purchase 1,015,455 shares of Common Stock in the Company at a weighted average exercise price of $11.62 to certain key employees. The exercise prices of the stock options are not less than the estimated fair market value of the shares at the time the options were granted. Generally, these stock options become exercisable over a five-year vesting period and expire 10 years from the date of the grant.

       Options granted for the Common Stock are as follows:


                                    SHARES      EXERCISE PRICE
                                    ------      --------------
DECEMBER 31, 1999                 1,015,455       10.00 - 16.00
Options Granted                           -                   -
Options Canceled                     33,233               10.00


                           THE HOCKEY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except share data)


Options Exercised                         -                   -
                                  ---------      --------------
DECEMBER 31, 2000                   982,222      $10.00 - 16.00
                                  =========      ==============


       The following table summarizes information about stock options outstanding at December 31, 2000.


                                                OUTSTANDING                                       EXERCISABLE
                         -----------------------------------------------------------    --------------------------------
                                                                    AVERAGE EXERCISE                    AVERAGE EXERCISE
EXERCISE PRICE RANGE     SHARES               AVERAGE LIFE (a)            PRICE         SHARES                PRICE
--------------------     ------               ----------------      ----------------    ------          ----------------
$10.00-11.99            571,112                     5.77                  $10.00        437,890               $10.00
 12.00-14.99            266,666                     6.49                   13.19        188,333                13.08
 15.00-16.00            144,444                     5.52                   15.50        115,555                15.50
------------            -------                     ----                  ------        -------               ------
 Total                  982,222                     5.93                  $11.67        741,788               $11.64
============            =======                     ====                  ======        =======               ======


(a)   Average contractual life remaining in years.


       Given that there has been a limited amount of trading activity in the Company's common stock, the fair value of each option on the date of grant has been deemed to be the equivalent of its average book value.

As at December 31, 1999 there were 1,015,455 stock options outstanding with weighted average exercise price of $11.62 ($10.00 - $16.00 range of exercise prices), weighted average remaining contractual life of 7.0 years and 572,566 exercisable at December 31, 1999.

       The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock options been determined based on the fair value at the grant dates for awards, consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, there would have been no change in the Company's net loss and net loss per share. The impact of SFAS 123 may not be representative of the effect on income in the future years because options vest over several years and additional option grants may be made each year.

15.     CONTINGENCIES

A.      ENVIRONMENTAL LITIGATION

        In 1992, T. Copeland & Sons, Inc. (" Copeland "), the owner of a property adjacent to Maska's former manufacturing facility in Bradford, Vermont (now used as a US apparel distribution centre), filed an action in Vermont Superior Court alleging that its property had been contaminated as a result of the Company's manufacturing activities and seeking compensatory and punitive damages under the Vermont Groundwater Protection Law and various common law theories. In June 1995, Maska settled this action for $1,000 cash, paid in July 1995, and a $6,000 promissory note. Subsequently, Copeland received a distribution of shares of THC's Common Stock to satisfy the note. Copeland asserted the right to recover from the Company as a secured claim, the difference between the aggregate value of the Common Stock and the amount of the promissory note. In October 1998, Copeland's claim in the Bankruptcy Court to recover this difference was disallowed without an evidentiary hearing. Copeland filed an appeal of this decision. On May 1, 2000, the District Court overruled the Bankruptcy Court's decision and

                           THE HOCKEY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except share data)

remanded the claim to the Bankruptcy Court for an evidentiary hearing. In February, 2001, the Company reached an agreement with Copeland, subject to Bankruptcy Court approval, to settle this claim for $1 million in cash.

B.      PRODUCT LIABILITY LITIGATION

        The Company is unaware of any personal injury claims for which there is inadequate insurance coverage.

C.      OTHER LITIGATION

        On October 16, 1997, ZMD Sports Investments Inc. and 2938201 Canada Inc., landlords of the Company's properties located in St. Jean, Quebec and St. Hyacinthe, Quebec, brought motions against the Company which would require the Company to undertake certain repairs to the properties for an estimated $630. The Company believes these motions to be without merit.

Other than certain legal proceedings arising from the ordinary course of business, which we believe will not have a material adverse effect, either individually or collectively, on the financial position, results of operations or cash flows, there is no other litigation pending or threatened against us.

16.     SEGMENT INFORMATION

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

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profit. Segment assets include only inventory.

INFORMATION ABOUT SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

For the year ended and as at December 31, 2000


                                                                                      SEGMENT
                                                     EQUIPMENT         APPAREL         TOTALS
                                                     ---------         -------         ------
Net sales                                              141,102           53,361         194,463
Gross profit                                            55,645           21,597          77,242
Depreciation of property, plant and equipment            2,681              500           3,181
Segment assets                                          28,653           13,457          42,110
                                                       -------           ------          ------

                           THE HOCKEY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except share data)

For the year ended and as at December 31, 1999

Net sales                                             $147,852         $42,751       $190,603
Gross profit                                            61,679          19,146         80,825
Depreciation of property, plant and equipment            2,593             483          3,076
Segment assets                                          35,752          13,203         48,955
                                                      --------         -------        -------


For the year ended and as at December 31, 1998


Net sales                                             $ 73,983         $36,834        $110,817
Gross profit                                            29,848          15,943          45,791
Depreciation of property, plant and equipment              861             379           1,240
Segment assets                                          31,019          11,225          42,244
                                                      --------         -------        --------


RECONCILIATION OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS FOR THE YEARS ENDED DECEMBER 31:


                                                              2000            1999            1998
                                                              ----            ----            ----
SEGMENT PROFIT OR LOSS
Gross Profit                                                $ 77,242        $ 80,825         $ 45,791
Unallocated amounts:
      Selling general and administrative expenses             65,080          58,990           35,272
      Amortization of excess re-organizational value
        and goodwill                                           4,500           4,572            2,606
      Restructuring and unusual charges                            -               -            1,900
      Other (income) expense, net                                561           1,736           (4,588)
      Interest expense                                        13,599          12,025            4,108
                                                            --------        --------         --------
      INCOME (LOSS) BEFORE INCOME TAXES                     $ (6,498)       $  3,502         $  6,493
                                                            ========        ========         ========



                                                              2000            1999            1998
                                                              ----            ----            ----
SEGMENT ASSETS
Total assets for reportable segments                        $ 42,110        $ 48,955         $ 42,244
Unallocated amounts
       Cash                                                    2,423           3,519            2,593
       Account receivable                                     39,376          42,998           36,790
       Prepaid expenses                                        3,931           2,622            3,513
       Income taxes receivable                                 2,946             722              971
       Other receivables                                       1,097           2,241            3,358
       Property, plant and equipment, net                     21,142          22,860           22,063
       Intangible and other assets, net                       82,854          85,694           91,044
       Deferred income taxes                                                       -            4,420
                                                            --------        --------         --------
TOTAL ASSETS                                                $195,879        $209,611         $206,996
                                                            ========        ========         ========

GEOGRAPHIC INFORMATION

                           THE HOCKEY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except share data)


                                                             2000            1999            1998
                                                            ------          ------           -----
NET SALES
United States                                               $ 79,334        $ 76,230         $ 53,101
Canada                                                        77,081          76,728           53,392
Sweden                                                        23,525          23,840            2,738
Finland                                                       14,523          13,805            1,586
                                                            --------        --------         --------
                                                            $194,463        $190,603         $110,817
                                                            ========        ========         ========


                                                              2000            1999            1998
                                                              ----            ----            ----
PROPERTY, PLANT & EQUIPMENT & GOODWILL
Canada                                                      $ 71,827        $ 77,370         $ 77,150
United States                                                 11,211          11,746           15,360
Sweden                                                         5,414           5,817            7,158
Finland                                                        9,384          10,181           12,793
                                                            --------        --------         --------
                                                            $ 97,836        $105,114         $112,461
                                                            ========        ========         ========

17.    (A)    BUSINESS ACQUISITION - SPORTS HOLDINGS CORPORATION


       Effective November 19, 1998, the Company acquired all of the issued and outstanding capital stock of Sports Holdings Corporation, a privately held manufacturer and distributor of hockey equipment sold under the Canadien(R), Heaton(R), Titan(R), Jofa(R) and Koho(R) brand names, with operations in Canada, the United States, Finland and Sweden. The operations are carried out through Tropsport Acquisitions Inc. in Canada, SHC Hockey Inc. (formerly Karhu U.S.A. Inc.) in the United States, KHF Sports Oy in Finland, and JOFA Holding AB, JOFA AB, and JOFA Norge A/S in Sweden, all of which were wholly-owned by Sports Holdings Corp. The acquisition has been accounted for using the purchase method and, accordingly, the purchase price was allocated to the acquired assets and liabilities based on their estimated fair value as at the acquisition date. The excess of the purchase price over the fair value of the identifiable net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over a period of 25 years.

       The results of operations related to this acquisition have been included in these consolidated financial statements from the effective date of acquisition.

       Details of the acquired assets and liabilities at fair value are as follows:


                                                                      $
                                                                   --------
Cash                                                                  2,727
Current assets net of current liabilities                            22,427
Property, plant and equipment                                        12,244
Long-term debt                                                      (24,830)
                                                                    -------
IDENTIFIABLE ASSETS IN EXCESS OF IDENTIFIABLE LIABILITIES            12,568

CONSIDERATION PAID
Cash consideration                                                   63,553
Acquisition costs                                                     2,107
                                                                    -------
TOTAL CONSIDERATION PAID                                             65,660

GOODWILL ON ACQUISITION                                              53,092
                                                                    =======


                             THE HOCKEY COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share data)


       In connection with the above acquisition, Sports Holdings Corp. undertook a rationalization program that included severance and related employee costs and anticipated costs related to the modification or closure of certain facilities in North America and Europe.

       The restructuring and acquisition-related charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the Company's initiative to integrate the businesses related to this acquisition is executed.

       The related restructuring costs approximated $5,019 and have been included in the above purchase price allocation. The disposition of these amounts to December 31, 2000 can be summarized as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                                          LIABILITY
 Total restructuring costs capitalized in the purchase price allocation at November 19, 1998                  5,019
 1998 Translation adjustments                                                                                  (35)
 Amount of restructuring costs paid for the period November 19, 1998 to December 31, 1998                   (1,191)
--------------------------------------------------------------------------------------------------------------------

 Remaining liability included on the December 31, 1998 Consolidated Balance Sheet                             3,793
--------------------------------------------------------------------------------------------------------------------
 1999 Translation adjustments                                                                                    66
 Amount of restructuring costs reversed in 1999                                                             (1,370)
 Amount of restructuring costs paid for the period January 1 to December 31, 1999                           (1,521)
--------------------------------------------------------------------------------------------------------------------

 Remaining liability included on the December 31, 1999 Consolidated Balance Sheet                                968
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
 Amount of restructuring costs paid for the period January 1 to December 31, 2000                             (480)
--------------------------------------------------------------------------------------------------------------------
 Remaining liability included on the December 31, 2000 Consolidated Balance Sheet                               488
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

       (b) LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS

       Substantially all the Company's liabilities as of October 24, 1995 (the "Petition Date") were subject to compromise under a plan of reorganization, except as otherwise provided by order of the Bankruptcy Court. The Company was generally not permitted to make payments with respect to its pre-Petition Date liabilities until a plan of reorganization was confirmed by the Bankruptcy Court and consummated.

       Liabilities subject to compromise under reorganization proceedings consist of priority claims, the repayment of which the Company is required to prioritize under bankruptcy law, which are comprised principally of income and property tax claims. At December 31, 2000, and 1999, priority claims of $698 and $698, respectively remain subject to resolution with the Bankruptcy Court.

18.    NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair

                             THE HOCKEY COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share data)


value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. SFAS No. 133, as amended by SFAS No. 137 "Deferral of the Effective Date of SFAS No. 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective beginning January 1, 2001. Management has evaluated the impact of these statements and believes their adoption will not significantly affect the Company's consolidated financial position or results of operations.

19.      SUBSEQUENT EVENTS

           (i)      Corporate Re-organization

       In January 2001, the Company re-organized causing the closing of three of its facilities. The Mount Forest, Ontario creative apparel plant was closed as well as the Bradford and Georgia Vermont warehouses. The Company also eliminated several executive and administrative positions.

           (ii)     New Financing Arrangements

       On March 14, 2001, an Amended and Restated Credit Agreement was entered into by the Company and Sport Maska, as borrowers, Caisse de depot et placement du Quebec ("Caisse") as Agent and Lender, and Montreal Trust Company, as Paying Agent (the "Amended and Restated Credit Agreement"). On the terms and subject to the conditions of the Amended and Restated Credit Agreement, Facility 1 of the Caisse Loan, which is a facility in the maximum amount of Canadian $90 million, was extended to June 30, 2004, and Facility 2 of the Caisse Loan which is a facility in the Maximum amount of Canadian $45.8 million, was extended to October 31, 2002. A repayment of Facility 1 in the minimum amount of Canadian $5 million is due on January 31, 2004. Facility 1 and Facility 2 have been fully utilized and no new advances are expected to be made under the Amended and Restated Credit Agreement.

       As a condition precedent to the effectiveness of the Amended and Restated Credit Agreement, the Company entered into a Warrant Agreement.

       Pursuant to the Warrant Agreement, dated as of March 14, 2001, between the Company and Caisse, the Company issued a warrant to Caisse to purchase 539,974 shares of common stock, par value $.01 per share, of the Company, representing approximately 7.5% of the outstanding common stock, on a fully diluted basis, at an exercise price of $.01 per share. The number of shares issuable upon exercise of the warrants are subject to certain adjustments as provided in the Warrant Agreement and, pursuant to the Warrant Agreement, if by May 14, 2001, a fully financed firm offer is received by the Company which would be sufficient to repay Facility 2 and if Facility 2 is so repaid in full as a result of such offer no later than June 13, 2001, warrants issued which represent the right to 179,991 common shares shall be cancelled. In addition, the Company also issued warrants to Caisse to acquire
993,408 shares of common stock, par value $0.01 per share, which are only exercisable by Caisse if a minimum EBITDA required is not met and if Facility 2 is not repaid in cash on or prior to certain dates.

           On March 14, 2001, (i) the Second Amendment to the U.S. GECC Credit Agreement was entered into by Maska U.S., as borrower, the Credit Parties, the U.S. Lenders and General Electric Capital Corporation, as Agent and Lender, and (ii) the second Amendment to the Canadian GECC Credit Agreement was entered into by Sport Maska, as borrower, the Credit Parties, the Canadian Lenders and General Electric Capital Canada Inc. as Agent and

                             THE HOCKEY COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share data)


Lender. On terms and subject to the conditions of each of the Second Amendments, the GECC Credit Agreements were amended to reflect the Amended and Restated Credit Agreement. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements is $60 million.

       Borrowings under the U.S. Credit Agreements bear interest at rates of either U.S. prime rate plus 0.5%-1.25% or LIBOR plus 1.75%-2.75% depending on the borrower's Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the Canadian Credit Agreement bear interest at rates of either the Canadian prime rate plus 0.75%-1.50% or LIBOR plus 1.75%-2.75% depending on the borrower's Operating Cash Flow Ratio, as defined in the agreement. In addition, the borrowers are charged a monthly commitment fee at an annual rate of up to 3/8 of 1% on the unused portion of the revolving credit facilities under the credit agreements and certain other fees.

                                                                  Schedule II

                             THE HOCKEY COMPANY

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 Years ended December 31, 2000, 1999, and 1998
                               (In thousands)



                                                           ADDITIONS
                                                    -------------------------
                                      BALANCE AT    CHARGED TO    ACQUISITION                                    BALANCE AT
                                     DECEMBER 31,    COSTS AND                    TRANSLATION                      DECEMBER
             DESCRIPTION                 1999         EXPENSES                    ADJUSTMENTS      DEDUCTIONS      31, 2000
------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts        $ 2,237         556                           (28)          (743)(A)        2,022
Allowance for returns, discounts,
rebates and cooperative
advertising                            $ 5,541        4,957                          (131)        (4,760)(B)       5,607
Allowance for excess, obsolete
and slow moving inventories            $ 2,369        2,302                          (55)            (726)         3,890



                                                              ADDITIONS
                                                      --------------------------
                                       BALANCE AT      CHARGED TO    ACQUISITION                                      BALANCE AT
                                      DECEMBER 31,     COSTS AND                    TRANSLATION                        DECEMBER
            DESCRIPTION                   1998          EXPENSES                    ADJUSTMENTS       DEDUCTIONS        31, 1999
--------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts          $2,444             421           -              100            (728)(A)       $ 2,237
Allowance for returns, discounts,
rebates and cooperative
advertising                              $5,384           4,758           -              188          (4,789)(B)       $ 5,541
Allowance for excess, obsolete
and slow moving inventories              $3,150          1,173            -              88           (2,042)          $ 2,369



                                                               ADDITIONS
                                                       -------------------------
                                       BALANCE AT      CHARGED TO    ACQUISITION                                    BALANCE AT
                                      DECEMBER 31,     COSTS AND                     TRANSLATION                     DECEMBER
            DESCRIPTION                   1997          EXPENSES                    ADJUSTMENTS      DEDUCTIONS      31, 1998
--------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts          $4,046         (2,109)          455            (75)             127 (A)        $2,444
Allowance for returns, discounts,
rebates and cooperative
advertising                              $5,886           3,388          837            (130)         (4,597)(B)       $5,384
Allowance for excess, obsolete
and slow moving inventories              $3,418           1,344          441            (111)         (1,942)          $3,150

  (A) Accounts written off as uncollectible, net of recoveries
  (B) Deductions taken by customers.


  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


NAME                                     AGE          POSITION WITH COMPANY
----                                     ---          ---------------------
Gerald B. Wasserman                      64           Chairman of the Board
Paul M. Chute                            46           Director
Greg S. Feldman                          44           Director
Jason B. Fortin                          30           Director
James C. Pendergast                      44           Director
Phil Bakes                               55           Director
Matthew H. O'Toole                       38           President
Russell J. David                         42           Chief Operating Officer
Johnny Martinsson                        57           Senior Vice President, Europe
David Terreri                            47           Vice President, Distribution and Customer Service
Jacques Cordeau                          49           Vice President and General Manager, Apparel
T. Blaine Hoshizaki                      50           Vice President R&D and General Manager, Goalie
Len Rhodes                               37           Vice President, Marketing

       Pursuant to an Agreement dated March 14, 2001 among the Company, Caisse de depot et placement du Quebec ("Caisse") and WS Acquisition LLC, Caisse has the right, as of March 16, 2001 to appoint two directors.

       Gerald B. Wasserman became Chairman of the Board and Director of the Company in April 1997. He served as Chief Executive Officer and President of the Company from September 1996 to January 2001. From 1994 until September 1996, Mr. Wasserman was a consultant and from 1993 to 1994 he served as Chief Executive Officer of Weider Health and Fitness, a fitness and publishing company. Mr. Wasserman was Chief Executive Officer of Canstar Inc. (c/k/a Bauer Nike Hockey Inc.), a manufacturer and distribution of hockey related products, from 1985 through 1993.

       Paul M. Chute became a Director of the Company in April 1997. Since January 1995, Mr. Chute has served as a Managing Director of Phoenix Duff & Phelps Corp., an investment advisor to its affiliate Phoenix Home Life Mutual Insurance Company. He was a Managing Director of Phoenix Home Life Mutual Insurance Company from January 1992 to December 1994.

       Greg S. Feldman became a Director of the Company in July 1998. Mr. Feldman is a co-founder and Managing Partner of Wellspring Associates LLC ("Wellspring") and Wellspring Capital Management LLC. For four years prior to joining Wellspring, he was a vice president in charge of acquisitions at EXOR America Inc. (formerly IFINT USA, Inc.) the U.S. investment arm of Agnelli Group. For two years before joining EXOR, Mr. Feldman was vice-president and co-founder of Clegg Industries, an investment firm backed by Drexel Burnham Lambert Inc. that invested in leveraged acquisitions of middle market manufacturing companies.

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

         Matthew H. O'Toole, was appointed President in January 2001 having joined the Company in May 1999 as Senior Vice President, Sales and Marketing. He previously served as vice-president of world-wide marketing and sales for the Tear Drop Golf Company. From 1994 to 1997 he served as vice-president of sales for Tommy Armour Golf Company. Prior to that he spent nine years in marketing and sales management at Wilson Sporting Goods Company, which included business manager and marketing director of golf clubs, product manager and district sales manager.

         Russell J. David, Chief Operating Officer, joined the Company in November 1996 and served as Senior Vice President, Finance & Administration until January 2001. From July 1994 through November 1996, he was Senior Vice President and Chief Financial Officer of Peerless Carpet Corporation, an international carpet and floor covering manufacturer and distributor. From June 1992 through July 1994, he was Executive Vice President and Chief Operating Officer of Perrette Inc., a convenience store chain. From 1989 to 1992 he was Executive Vice President and Chief Operating Officer of Gildan Activewear, a vertically integrated apparel manufacturer.

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

         Jacques Cordeau, Vice President and General Manager, Apparel has been employed by the Company for 16 years. Since joining in 1984 as an Industrial Engineering Manager, he has worked at various functions including Vice president, Manufacturing, Production Manager and Plant Manager.

         T. Blaine Hoshizaki, Vice President R&D and General Manager, Goalie joined the Company in 1997. From 1995 to 1997 he worked as a product development consultant and from 1989 to 1995 he was Vice-President of Research and Development at Bauer. Prior to that was an Associate Professor in the Biomechanics of Sport at McGill University. He holds a PhD from the University of Illinois.

         Len Rhodes became Vice President, Marketing in January 2001 having joined the Company in September 1999 as Director of Marketing. Prior to that he spent 11 years at Molson Breweries in various sales and marketing positions eventually becoming a brand manager.

BOARD OF DIRECTORS

         The Board of Directors has responsibility for establishing broad corporate policies and for overseeing the performance of the Company, although it is not involved in day-to-day operations. Members of the Board are kept informed of the Company's business by various reports and documents sent on a regular basis as well as by operating and financial reports presented at Board and various Committee meetings. The Board of Directors held 4 meetings during 2000.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Section 16(a) of the Securities Exchange Act of 1934, the Company's Directors, executive officers and holders of more than 10% of the Common Stock are required to report their initial ownership of the Company's equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission ("SEC"). Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates with respect to 2000. Based on representations of its directors and executive officers and copies of the reports they have filed with the SEC, there were no late reports filed for 2000.

ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

       The following Summary Compensation Table sets forth certain information for the years ended December 31, 2000, 1999 and 1998 concerning the cash and non-cash compensation earned by or awarded to the Chairman of the Board and the four other most highly compensated executive officers of the Company as at December 31, 1999 and as at the date hereof:

                                                         Annual Compensation                Long-Term Compensation
                                               --------------------------------------------------------------------
                                    Fiscal                               Other Annual       Stock        All Other
Name and position                     Year      Salary      Bonus      Compensation(1)     Options     Compensation
Gerald B. Wasserman                   2000     $350,000   $   -           $   -               -           $    -
Chairman of the Board                 1999     350,000        -               -               -                -
                                      1998     350,000        -               -               -                -

Matthew H. O'Toole(2)                 2000     151,670      60,668
President                             1999      85,542        -               -            25,000              -

Russell J. David(3)                   2000     161,863        -
Chief Operating Officer               1999     141,314        -               -               -                -
                                      1998     138,300      25,000            -               -                -

Gordon T. Halliday(3)(4)              2000     161,863        -
Senior Vice President,                1999     141,314        -               -               -                -
Operations                            1998     138,000      25,000            -               -                -


David Terreri                         2000     203,855        -
Vice President, Distribution &        1999     183,855        -               -               -                -
Customer Service                      1998     178,500        -               -               -                -

(1) Includes all other annual compensation not properly categorized as salary or bonus. Certain perquisites that do not exceed 10% of the named individuals salary are excluded.
(2)  Mr. O'Toole earns an annualized salary of Canadian $225,000
(3)  Mr. David and Mr. Halliday earn an annualized salary of Canadian $240,120

(4)  Mr. Halliday's resigned in January 2001


STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

       The following tables set forth certain information concerning the granting of options to purchase shares of the Company's common stock to each of the executive officers of the Company named in the Summary Compensation Table above, as well as certain information concerning the exercise and value of such stock options for each of the individuals. Options generally become exercisable over periods of five years and subject to certain exceptions, expire no later than ten years from the date of grant.

STOCK OPTIONS GRANTED IN 2000

None


OPTIONS EXERCISED IN 2000 AND VALUE OF OPTIONS AT DECEMBER 31, 2000


                               Shares
                             acquired on     Value          Number of Unexercised              Value of Unexercised
Name                           exercise     Received       Options held at Year End      In-the-Money Options at Year End
----                         ------------  ----------  -------------------------------------------------------------------
                                                       Exercisable    Not exercisable    Exercisable     Not exercisable
                                                      -------------- ------------------ --------------- ------------------
Gerald B. Wasserman               -            -             577,778            144,445       N/A              N/A
Russell J. David                  -            -              20,000              5,000       N/A              N/A
Gordon T. Halliday                -            -              52,000             13,000       N/A              N/A
Matthew H. O'Toole                -            -               5,000             20,000       N/A              N/A
David Terreri                     -            -              30,000             20,000       N/A              N/A

       The value of unexercised in-the-money options at year-end has not been determined due to the extremely limited amount of trading activity in the Company's common stock.


EMPLOYMENT AGREEMENTS

         Effective September 1, 1996, the Company entered into a five-year employment agreement with Gerald B. Wasserman employing him as President and Chief Executive Officer of the Company. As compensation for his services during the term of his employment agreement, Mr. Wasserman is entitled to receive a base salary at a rate of $350,000 per year, which base salary may be increased by the Board of Directors on an annual basis. In addition, Mr. Wasserman was granted options to purchase an aggregate of 722,222 shares of the Company's Common stock (of such options, options to purchase 650,000 shares were granted in 1996). An option (the "First Option" with respect to 361,111 of such shares) was granted at an exercise price of $10.00 per share, and an option (the "Second Option", and together with the First Option, the "Options") with respect to 361,111 such shares was granted at exercise prices ranging from $12.00 per share through $16.00 per share. Subject to the provisions of the employment agreement related to early terminations, the Options have a term of ten years from the date of grant and vest in five equal annual installments on September 1 of each year, commencing on September 1, 1997.

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

         Mr. Matthew H O'Toole, President joined the Company in May 1999. Mr. O'Toole receives annual compensation of Canadian $225,000, subject to review annually, and is eligible to participate in the Company's bonus plan up to a maximum of 40% of then-current salary, with a bonus of Canadian $90,000 guaranteed in 2000. Mr. O'Toole has also been granted stock options to purchase 25,000 shares of the Company's Common stock at an exercise price of $14.00 per share. These options have a term of ten years and vest ratably over five years, with all options fully vested upon a Change of Control and ratably upon a termination of Mr. O'Toole's employment without "cause". Upon three months' notice of termination of employment by the Company, Mr. O'Toole will be entitled to receive as severance one year's salary.

           Mr. Russell J. David, Chief Operating Officer joined the Company on November 11, 1996. Mr. David receives an annual salary of Canadian $240,120, subject to annual review, and is eligible to participate in the Company's bonus plan up to a maximum of 40% of then-current salary pursuant to such plan, with a guaranteed bonus of 20% of his salary for the first year of his employment. Mr. David also has been granted stock options to purchase 25,000 shares of the Company's Common stock at an exercise price of $10.00 per share. These options have a term of ten years, vest ratably over five years and vest immediately upon a Change of Control and ratably upon a termination of employment of Mr. David without "cause". Upon three months' notice of termination of employment by the Company, Mr. David will be entitled to receive as severance one year's salary in the first year of service with the Company and up to a maximum of fifteen months thereafter.

         Effective January 27, 1997, Gordon T. Halliday was appointed Senior Vice President, Operations of the Company. Mr. Halliday receives annual compensation of Canadian $210,000, subject to annual review, and is eligible to participate in the Company's bonus plan up to a maximum of 40% of then-current salary with a bonus of 20% of Mr. Halliday's salary guaranteed in the first year of his employment. Mr. Halliday has also been granted stock options to purchase 65,000 shares of the Company's Common stock at an exercise price of $10.00 per share. These options have a term of ten years and vest ratably over five years, with all options fully vested upon a Change of Control and ratably upon a termination of Mr. Halliday's employment without "cause". Mr. Halliday resigned his employment effective January 31, 2001. Pursuant to his employment contract he will be entitled to receive as severance fifteen months of salary.

         Effective January 9, 1997, David Terreri was appointed Vice President, Distribution & Customer Service of the Company. He earns a base salary of $203,855 per year, subject to annual review. Mr. Terreri is also eligible to participate in the Company's bonus plan up to a maximum of 40% of then-current salary with a bonus of 20% of Mr. Terreri's salary guaranteed in the first year of his employment. Mr. Terreri has been granted stock options to purchase 50,000 shares of the Company's Common stock at an exercise price of $10.00 per share. These options have a term of ten years, vest ratably over five years and vest immediately upon a Change of Control and ratably upon a termination of Mr. Terreri's employment without "cause". Upon three months' notice of termination of employment by the Company, Mr. Terreri will be entitled to receive as severance six months' salary per year of service in the first year of service and twelve months' salary per year of service with the Company thereafter up to a maximum of fifteen months.


RETIREMENT AND LONG-TERM INCENTIVE PLANS

         During 1998 the Company introduced a contributory defined contribution plan (the "Pension Plan"). The executive officers of the Company entered into supplementary executive retirement agreements ("SERP"). The

SERP benefit equals 2% of base earnings at retirement times years of service minus the pension provided by the Company's Pension Plan. These SERPs are unfunded. During the year ended December 31, 2000, premiums totaling $41,687 (1999 - $41,333) were made by the Company on behalf of these executive officers.

         The Company also maintains a defined contribution plan for certain of its employees, under which the Company makes a matching contribution of up to 50% of eligible employee contributions. Matching contributions in 2000 were $41,600 (1999- $40,667).

PERFORMANCE GRAPH

         Normally, the Company would present a graph comparing the cumulative total stockholder return on the Company's Common Stock with that of the NASDAQ Composite Index for U.S. companies and the Dow Jones Recreation Products Group that is comprised of toy, entertainment, sporting goods, recreation and leisure product companies. However, on April 11, 1997, as a result of the Company's reorganization, all outstanding shares of the Company's Old Common Stock were converted into warrants to purchase shares of the Company's Common stock. In addition, since April 11, 1997 there has been extremely limited trading volume of the Company's Common stock. Therefore, a performance graph is not presented as it would not be meaningful.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information regarding beneficial ownership of the Company's Common stock as of March 13, 2001 with respect to (a) each person known to the beneficial owner of more than 5% of the outstanding shares of Common stock, (b) each Director of the Company, (c) the Company's executive officers and (d) all officers and directors of the Company as a group. (Except as indicated in the footnotes to the table, all such shares of Common stock are owned with sole voting power and investment power.)


                                                    No. of        % of        Total number of shares beneficially owned
         Name of Beneficial Owner(1)                shares        Class         that can be acquired within 60 days
         ---------------------------               ---------     ------- ------------------------------------------
BENEFICIAL OWNERS OF MORE THAN 5% OF COMMON STOCK
-------------------------------------------------------------------------------------------------------------------
WS Acquisition LLC(2)                              3,289,867       49.1%
-------------------------------------------------------------------------------------------------------------------
The Equitable Life  Assurance  Society of the
United States(3)                                   1,253,684       18.7%
-------------------------------------------------------------------------------------------------------------------
Phoenix Home Life Mutual Insurance
Company(5)                                           517,322        7.7%      159,127
-------------------------------------------------------------------------------------------------------------------
The Northwestern Mutual Life Insurance
Company(4)                                           394,015        5.9%
-------------------------------------------------------------------------------------------------------------------
COMPANY DIRECTORS
-------------------------------------------------------------------------------------------------------------------
Gerald B. Wasserman(6)(8)                                  -        8.8%      577,778
-------------------------------------------------------------------------------------------------------------------
Paul M. Chute(5)                                           -           -
-------------------------------------------------------------------------------------------------------------------
Greg S. Feldman(2)                                         -           -
-------------------------------------------------------------------------------------------------------------------
Jason B. Fortin(2)                                         -           -
-------------------------------------------------------------------------------------------------------------------
James C. Pendergast(3)                                     -           -
-------------------------------------------------------------------------------------------------------------------
Phil Bakes(9)                                              -           -
-------------------------------------------------------------------------------------------------------------------
EXECUTIVE OFFICERS
-------------------------------------------------------------------------------------------------------------------
Matthew O'Toole(6)(8)                                      -           -      5,000
-------------------------------------------------------------------------------------------------------------------
Russell J. David(6)(8)                                     -           -      20,000
-------------------------------------------------------------------------------------------------------------------
Johnny Martinsson(7)(8)                                    -           -      10,000
-------------------------------------------------------------------------------------------------------------------
David Terreri(6)(8)                                        -           -      30,000
-------------------------------------------------------------------------------------------------------------------

                                                    No. of        % of        Total number of shares beneficially owned
         Name of Beneficial Owner(1)                shares        Class         that can be acquired within 60 days
         ---------------------------               ---------     ------- ------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Jacques Cordeau(6)(8)                                      -           -      15,000
-------------------------------------------------------------------------------------------------------------------
T. Blaine Hoshizaki(6)(8)                                  -           -      20,000
-------------------------------------------------------------------------------------------------------------------
ALL OFFICERS AND DIRECTORS AS A GROUP
(13 PERSONS)                                               -       10.4%      677,778
-------------------------------------------------------------------------------------------------------------------


(1) Beneficial ownership excludes 538,517 shares of the Company's Common stock that have not yet been allocated pursuant to the Company's Reorganization Plan. Such shares will either be issued to the holders of certain unsecured claims or issued to holders of the Company's outstanding shares of Common stock. Such holders of unsecured claims may elect to sell such shares to WS Acquisitions LLC pursuant to a cash option agreement between the Company and Wellspring Associates LLC, an affiliate of WS Acquisitions LLC. All percentages are calculated based on 6,693,725 shares of Common stock outstanding (which excludes the 538,517 aforementioned shares) but includes 731,693 shares of Common stock which may be acquired within 60 days.

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

(6) The address of such owners is c/o Maska U.S., Inc., 929 Harvest Lane, Williston, Vermont 05495-8919.

(7)      The address of such owner is c/o Jofa AB, S-782 22 Malung, Sweden

(8) Does not include stock options granted but which have not vested as of March 12, 2001 (see item 11)

(9)      The address of such owner is 80 S.W. 8th Street, Miami, FL 33130-3047

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In 2000 the Company had no related transactions with shareholders.


PART IV



ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.

(a)(1) Financial Statements required by Item 14 are included and indexed in
Part II, Item 8.

(a)(2) The financial statement schedules filed as part of this report include the following:

                    SCHEDULE                                             PAGE
                    --------                                             ----
           II       Valuation and Qualifying Accounts and Reserves         48

(a)(3) The following is a list of all Exhibits filed as part of this Report:


EXHIBIT NO.         DESCRIPTION
-----------         -----------
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

 3.3                Certificate of Amendment to Certificate of Incorporation and Certificate of Designation, dated
                    November 19, 1998. (Filed herewith)

 3.4                Certificate of Amendment to Certificate of Incorporation, dated February 1, 1999. (Filed herewith)

 3.5                Certificate of Amendment to Certificate of Incorporation, dated March 14, 2001. (Filed herewith)

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


 10.15              License and sponsorship agreement, dated September 25, 1998, among NHL Enterprises, L.P., NHL
                    Enterprises Canada, L.P., NHL Enterprises B.V., Sport Maska Inc. and Maska U.S. Inc. Filed as Exhibit
                    10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

 10.16              Amendment to license agreement dated October 27, 1998, among NHL Enterprises, L.P., NHL Enterprises
                    Canada, L.P., NHL Enterprises B.V., Sport Maska, Inc. and Maska U.S., Inc. Filed as Exhibit 10.16 to
                    the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

 10.17              Amended and Restated Credit Agreement, dated as of March 14, 2001, among the Company and Sport Maska Inc., as borrowers, Caisse de depot et placement du Quebec, as Agent and Lender, and Montreal Trust Company, as
                    Paying Agent. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 26, 2001, incorporated herein by reference.

 10.18              Warrant Agreement, dated as of March 14, 2001, between the Company and Caisse de depot et placement du
                    Quebec.  Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 26 , 2001, incorporated herein by reference

 10.19              Agreement, dated as of March 14, 2001, among Caisse de depot et placement du Quebec, the Company, WS
                    Acquisition LLC and certain other stockholders of the Company.  Filed as Exhibit 10.3 to the Company's
                    Current Report on Form 8-K dated March 26 , 2001, incorporated herein by reference.

 10.20              Agreement, dated as of March 14, 2001, among Caisse de depot et placement du Quebec, WS Acquisition LLC and the Company, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 26,
                    2001, incorporated herein by reference.

 10.21              Registration Rights Agreement, dated as of March 14, 2001, between the Company and Caisse de depot et placement du Quebec, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K dated March 26,
                    2001, incorporated herein by reference.

 10.22              Second Amendment to Credit Agreement, dated as of March 14, 2001, among Maska U.S., Inc., as the borrower, the Credit Parties, the Lenders and General Electric Capital Corporation, as Agent and Lender, filed as
                    Exhibit 10.6 to the Company's Current Report on Form 8-K dated March 26, 2001, incorporated herein by reference.

 10.23              Second Amendment to Credit Agreement, dated as of March 14, 2001, among Sport Maska Inc., as borrower, the Credit Parties, the Lenders and General Electric Capital Canada Inc., as Agent and Lender, filed as
                    Exhibit 10.7 to the Company's Current Report on Form 8-K dated March 26, 2001, incorporated herein by referenced.

 21                 Subsidiaries of the Company (filed herewith).

 (b)   Reports on Form 8-K.

On December 5, 2000, the Company filed a Current Report on Form 8-K with respect to the extension of the credit loan to the Company and Sport Maska furnished by the Caisse de depot et placement du Quebec. This report was filed in compliance with Item 5 of Form 8-K.

On March 26, 2001 the Company filed a Current Report on Form 8-K with respect to the renewal of the credit loans to the Company and Sport Maska furnished by the Caisse de depot et placement du Quebec and General Electric Capital Corporation. This report was filed in compliance with Item 5 of Form 8-K.

         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Williston, State of Vermont, on the 30th day of March, 2001.

                            THE HOCKEY COMPANY


                            By:   /s/ Russell J. David
                                ---------------------------------------
                            Name:    Russell J. David
                            Title:   Chief Operating Officer and Secretary
                                     Principal Financial and Accounting Officer

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


SIGNATURE                                  TITLE                                       DATE
---------                                  -----                                       ----
/s/ Gerald B. Wasserman                    Chairman of the Board                       March 30, 2001
-------------------------------------
Gerald B. Wasserman

/s/ Matthew O'Toole                        President                                   March 30, 2001
-------------------------------------      Principal Executive Officer
Matthew O'Toole

/s/ Russell J. David                       Chief Operating Officer and Secretary       March 30, 2001
-------------------------------------      Principal Financial & Accounting Officer
Russell J. David

/s/ Paul M. Chute                          Director                                    March 30, 2001
-------------------------------------
Paul M. Chute

/s/ Phil Bakes                             Director                                    March 30, 2001
-------------------------------------
Phil Bakes

/s/ Greg S. Feldman                        Director                                    March 30, 2001
-------------------------------------
Greg S. Feldman

/s/ Jason B. Fortin                        Director                                    March 30, 2001
-------------------------------------
Jason B. Fortin

/s/ James C. Pendergast                    Director                                    March 30, 2001
-------------------------------------
James C. Pendergast