Form 10-Q
period 2001-03-31
HOCKEY CO
filed 2001-05-15
CIK 880036

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   ------------------------------------------
                                    FORM 10-Q


    (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              MARCH 31, 2001
                               --------------------------------

                                       OR

    [    ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              ------------------------    ----------------------
Commission file number                          0 - 19596
                      ----------------------------------------------------------
                               THE HOCKEY COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             13-36-32297
--------------------------------------------------------------------------------
       (State or other jurisdiction of                (IRS Employer
       incorporation or organization)              Identification No.)

C/O MASKA U.S., INC., 929 HARVEST LANE, P.O. BOX 1200, WILLISTON, VT    05495
--------------------------------------------------------------------------------
         (Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code               (802) 872-4226
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

                  YES    X                 NO
                       -----             -----
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under the plan confirmed by the court :

                  YES    X                 NO
                       -----             -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                              OUTSTANDING AT MAY 11, 2001
--------------------------------------------------------------------------------
          Common Stock,                                   6,500,549
         $.01 par value

                               THE HOCKEY COMPANY
                                    FORM 10-Q
                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


                                                                        PAGE NO.

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Unaudited and Audited Consolidated Balance Sheets
           at March 31, 2001 and December 31, 2000                            1

           Unaudited Consolidated Statements of Operations for the
           Three Months ended March 31, 2001 and for the
           Three Months ended March 31, 2000                                  2

           Unaudited Consolidated Statements of Comprehensive Loss
           for the Three Months ended March 31, 2001 and
           for the Three Months ended March 31, 2000                          3

           Unaudited Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2001 and for the
           Three Months ended March 31, 2000                                  4

           Notes to Unaudited Consolidated Financial Statements               5


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         11



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                 14

Item 2.    Changes in Securities                                             14

Item 3.    Defaults Upon Senior Securities                                   14

Item 4.    Submission of Matters to a Vote of Security Holders               14

Item 5.    Other Information                                                 14

Item 6.    Exhibits and Reports on Form 8-K                                  14

                               THE HOCKEY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                Unaudited              Audited
                                                                                ---------              -------
                                                                              Mar. 31, 2001         Dec. 31, 2000
                                                                              -------------         -------------
ASSETS

Current assets
     Cash and cash equivalents                                                   $    518              $  2,423
     Accounts receivable, net                                                      29,261                39,376
     Inventories (Note 2)                                                          45,809                42,110
     Prepaid expenses and other receivables                                         6,405                 3,931
     Income taxes receivable                                                        1,857                 4,043
                                                                                 --------              --------
     Total current assets
                                                                                   83,850                91,883
Property, plant and equipment, net of accumulated depreciation and
     amortization ($12,562 and $12,310, respectively)                              19,562                21,142
Intangible and other assets, net of accumulated amortization  (Note 3)             83,353                82,554
                                                                                 --------              --------
     Total assets                                                                $186,765              $195,579
                                                                                 ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Short-term borrowings (Note 4)                                             $  22,259              $ 12,282
     Accounts payable and accrued liabilities                                      18,083                23,673
     Income taxes payable                                                           2,384                 3,322
     Current portion of long term debt                                                241                   264
     Other current liabilities                                                        698                   698
                                                                                 --------              --------
     Total current liabilities                                                     43,665                40,239
Long-term debt (Note 4)                                                            86,699                91,252
Deferred income taxes                                                                 469                   495
                                                                                 --------              --------
     Total liabilities                                                            130,833               131,986
                                                                                 --------              --------
Contingencies (Note 7)

13% Pay-In-Kind preferred stock (Note 5)                                           11,392                11,333

Stockholders' equity
Common stock, par value $0.01 per share, 20,000,000 shares authorized,
      6,500,549 shares issued and outstanding at March 31, 2001 and at
      December 31, 2000                                                                65                    65
Re-organization warrants, 300,000 issued and 299,451 outstanding at March
     31, 2001 and at December 31, 2000                                                  -                     -
Common stock purchase warrants, 699,101 issued and outstanding at
       March 31, 2001 and 159,127 outstanding at December 31, 2000                  5,115                 1,665
Additional paid-in capital                                                         66,515                66,515
Retained earnings                                                                 (19,637)               (9,290)
Foreign currency translation adjustments                                           (7,518)               (6,695)
                                                                                 --------              --------
     Total stockholders' equity                                                    44,540                52,260
                                                                                 --------              --------
     Total liabilities and stockholders' equity                                 $ 186,765              $195,579
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

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (In thousands, except share data)


                                                                For the Three       For the Three
                                                                 Months ended       Months ended
                                                                Mar. 31, 2001      Mar. 31, 2000
                                                                -------------      -------------

Net sales                                                          $ 34,835            $34,406
Cost of goods sold                                                   20,873             20,659
                                                                   --------            -------
       Gross profit                                                $ 13,962            $13,747
Selling, general and administrative expenses                         14,921             15,601
Amortization of excess reorganization value and goodwill              1,105              1,138
                                                                   --------            -------
       Operating loss                                              $ (2,064)           $(2,992)
Other expense, net                                                      576                424
Interest expense                                                      2,991              2,964
                                                                   --------            -------
Loss before following items                                        $ (5,631)           $(6,380)
Restructuring charges                                                 2,906                  -
                                                                   --------            -------
Loss before income taxes and extraordinary item                    $ (8,537)           $(6,380)
Income taxes (benefit)                                                  134             (1,185)
                                                                   --------            -------
Loss before extraordinary item                                     $ (8,671)           $(5,195)
                                                                   --------            -------
Extraordinary item
       Loss on early extinguishment of debt (See Note 3)              1,091                  -
                                                                   --------            -------
       Net loss                                                    $ (9,762)           $(5,195)
                                                                   ========            =======
Preferred stock dividends                                               526                492
Accretion of 13% Pay-In-Kind preferred stock                             59                 63
                                                                   --------            -------
Net loss attributable to common shareholders                       $(10,347)           $(5,750)
                                                                   ========            =======

Basic loss before extraordinary item per share (See Note 6)        $  (1.29)           $ (0.86)
Diluted loss before extraordinary item per share (See Note 6)      $  (1.29)           $ (0.86)

Basic loss per share (See Note 6)                                  $  (1.44)           $ (0.86)
Diluted loss per share (See Note 6)                                $  (1.44)           $ (0.86)



          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)
                                 (In thousands)


                                                  For the Three         For the Three
                                                   Months ended         Months ended
                                                  Mar. 31, 2001         Mar. 31, 2000
                                                  -------------         -------------
Net loss                                            $ (9,762)              $(5,195)
Foreign currency translation adjustments                (823)                 (513)
                                                    --------               -------
Net comprehensive loss                              $(10,585)              $(5,708)
                                                    ========               =======


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

                                                THE HOCKEY COMPANY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                  (In thousands)

                                                         For the Three     For the Three
                                                          Months ended     Months ended
                                                         Mar. 31, 2001     Mar. 31, 2000
                                                         -------------     -------------
OPERATING ACTIVITIES:
Net loss before extraordinary item                          $(8,671)          $(5,195)
Adjustments to reconcile net loss to net cash used
     in operating activities:
       Restructuring charges                                  2,906                  -
       Depreciation and amortization                          3,290              2,778
       Provisions for inventory, doubtful accounts
         and other deductions                                 1,227              1,134
       Deferred Income Taxes                                    121             (1,074)
       Gain on disposal of fixed assets                          (6)                 -
       Gain on foreign exchange                               (488)               (103)
Change in operating assets and liabilities:
       Accounts receivable                                    8,034              9,686
       Inventories                                           (5,866)            (6,490)
       Prepaid expenses and other assets                       (502)              (900)
       Accounts payable and accrued liabilities              (9,058)            (6,712)
       Income taxes payable                                    (935)              (553)
                                                            -------            -------
           Net cash used in operating activities            $(9,948)           $(7,429)
                                                            -------            -------
INVESTING ACTIVITIES:
       Deferred expense                                         268                  -
       Purchases of fixed assets                               (543)              (485)
       Proceeds from sales of fixed assets                        8                 19
                                                            -------            -------
           Net cash used in investing activities            $  (267)           $  (466)
                                                            -------            -------
FINANCING ACTIVITIES:
       Net change in short-term borrowings                   10,468              4,330
       Deferred financing costs                              (5,937)                 -
       Principal payments on debt                              (63)                  -
       Issuance of warrants                                   3,450                  -
                                                            -------            -------
           Net cash provided by financing activities        $ 7,918            $ 4,330
                                                            -------            -------
Effects of foreign exchange rate changes on cash                392                (62)
                                                            -------            -------
Decrease in cash                                            $(1,905)           $(3,627)
Cash and cash equivalents at beginning of period              2,423              3,517
                                                            -------            -------
Cash and cash equivalents at end of period                  $   518            $  (110)
                                                            =======            =======


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

    The consolidated financial statements include the accounts of THC and its wholly-owned subsidiaries. The Company designs, develops, manufactures and markets a broad range of sporting goods. The Company manufactures hockey and hockey related products, including hockey uniforms, hockey sticks, goaltender equipment, protective equipment, hockey, figure and inline skates as well as street hockey products. These are marketed under the CCM(R), JOFA
    (R), KOHO (R), HeatON (R), TitAN(R) AND CAnadien tm brand names, and private LAbel brands and licensed sports apparel under the CCM(R) anD #1 APPAREL tm brand names. THC sells its products world-wide to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors. THC manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally.


B.  BASIS OF PRESENTATION

    The accompanying unaudited interim consolidated financial statements appearing in this quarterly report have been prepared on a basis consistent with the annual financial statements of THC and its subsidiaries.

    In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the Company's Unaudited Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Loss and Statements of Cash Flows for the 2001 and 2000 periods, have been included. These unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. Results for the interim periods are not necessarily a basis from which to project results for the full year due to the seasonality of the Company's business. These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

C.  ACCOUNTING PRONOUNCEMENTS

    The Company has adopted SFAS 133 and no significant transition adjustment resulted from its adoption.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


2.  INVENTORIES

    Net inventories consist of:


                                                March 31, 2001        December 31, 2000
                                                --------------        -----------------
          Finished products                         $33,508               $29,745
          Work in process                             3,206                 2,727
          Raw materials and supplies                  9,095                 9,638
                                                    -------               -------
                                                    $45,809               $42,110
                                                    =======               =======


3.  INTANGIBLE AND OTHER ASSETS

Net intangible and other assets consist of:


                                                March 31, 2001        December 31, 2000
                                                --------------        -----------------
          Goodwill                                  $44,632               $46,643
          Excess Reorganization intangible           29,382                30,052
          Deferred Financing Costs                    5,881                 2,084
          Other                                       3,458                 3,775
                                                    -------               -------
                                                    $83,353               $82,554
                                                    =======               =======


Amortization expense for intangible assets was $2,090 for the three months ended March 31, 2001 and $6,569 for the twelve months ended December 31, 2000. A write-off of $1,091 of deferred financing costs was booked as an extraordinary item as a result of the Company's substantive modifications of the terms of its credit agreements. (See Note 4b).

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

       On March 14, 2001, (i) the Second Amendment to the U.S. GECC Credit Agreement was entered into by Maska U.S., as borrower, the Credit Parties, the U.S. Lenders and General Electric Capital Corporation, as Agent and Lender, and (ii) the second Amendment to the Canadian GECC Credit Agreement was entered into by Sport Maska, as borrower, the Credit Parties, the Canadian Lenders and General Electric Capital Canada Inc., as Agent and Lender. On terms and subject to the conditions of each of the Second Amendments, the GECC Credit Agreements were amended to reflect the Amended and Restated Credit Agreement. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements is $60,000. Total borrowings outstanding under the Credit Agreements at March 31, 2001 and December 31, 2000 were $18,258 and $12,282, respectively (excluding outstanding letters of credit). The Credit Agreements were for a period of two years with a possible extension of one year by the Company.

       Borrowings under the U.S. Credit Agreements bear interest at rates of either U.S. prime rate plus 0.50%-1.25% or LIBOR plus 1.75%-2.75% depending on the borrower's Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the Canadian Credit Agreement bear interest at rates of either the Canadian prime rate plus 0.75%-1.50% or LIBOR plus 1.75%-2.75% depending on the borrower's Operating Cash Flow Ratio, as defined in the agreement. In addition, the borrowers are charged a monthly commitment fee at an annual rate of up to 3/8 of 1% on the unused portion of the revolving credit facilities under the credit agreements and certain other fees.

       The Credit Agreements contain customary negative and affirmative covenants including those relating to capital expenditures, total indebtedness to EBITDA, minimum interest coverage and fixed charges coverage ratio.


ii) Effective March 18, 1999, Jofa AB ("Jofa"), a Swedish subsidiary of the Company, entered into a credit agreement with MeritaNordbanken in Sweden. The maximum amount of loans and letters of credit that may be outstanding under the agreement is SEK 50,000 ($6,000). The facility is collateralized by the assets of Jofa, excluding intellectual property, bears interest at a rate of STIBOR plus 0.65% and is renewable annually. Total borrowings at March 31, 2001 and December 31, 2000 were SEK 7,338 ($707) and nil, respectively.

       Effective July 14, 1999, KHF Sports Oy ("KHF"), a Finnish subsidiary of the Company, entered into a credit agreement with MeritaNordbanken in Finland. The maximum amount of loans and letters of credit that may be outstanding under the agreement is FIM 30,000 ($5,300). The facility is collateralized by the assets of KHF, bears interest at a rate of EURIBOR plus 2.0% and is renewable annually. Total borrowings as at March 31, 2001 and December 31, 2000 were nil, respectively.


B)  LONG-TERM DEBT

    SECURED LOANS

    On November 19,1998, in connection with its acquisition of Sports Holdings Corp., the Company and Sport Maska Inc. entered into a Secured Loan Agreement with the Caisse de depot et placement du Quebec ("Caisse") to borrow a total of Canadian $135,800. The loan was for a period of two years, renewable on November 19, 2000 at the Company's option.

    On March 14, 2001, an Amended and Restated Credit Agreement was entered into by the Company and Sport Maska, as borrowers, Caisse de depot et placement du Quebec ("Caisse"), as Agent and Lender, and Montreal Trust Company, as Paying Agent (the "Amended and Restated Credit Agreement"). On the terms and subject to the conditions of the Amended and Restated Credit Agreement, Facility 1 of the Caisse Loan, which is a facility in the maximum amount of Canadian $90,000, was extended to June 30, 2004, and Facility 2 of the Caisse Loan, which is a facility in the Maximum amount of Canadian $45,800 was extended to October 31, 2002. A repayment of Facility 1 in the minimum amount of Canadian $5,000 is due on January 31, 2004. Facility 1 and Facility 2 have been fully utilized and no new advances are expected to be made under the Amended and Restated Credit Agreement. Each facility bears interest equal to the Canadian Banker's Acceptance Rate plus 6% and Facility 2 bears additional interest of 3.5% which is to be capitalized and repaid on facility 2 maturity.

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

5.  COMMON STOCK, WARRANTS AND PREFERRED STOCK

    The Company has authorized 20,000,0000 shares of common stock of which of 6,500,549 are issued and outstanding.

    Pursuant to the Warrant Agreement, dated as of March 14, 2001, between the Company and Caisse, the Company issued a warrant to Caisse to purchase 539,974 shares of common stock, par value $.01 per share, of the Company, representing approximately 7.5% of the outstanding common stock, on a fully diluted basis, at an exercise price of $.01 per share. The number of shares issuable upon exercise of the warrants are subject to certain adjustments as provided in the Warrant Agreement and, pursuant to the Warrant Agreement, if by May 14, 2001, a fully financed firm offer is received by the Company which would be sufficient to repay Facility 2 and if Facility 2 is so repaid in full as a result of such offer no later than June 13, 2001, warrants issued which represent the right to 179,991 common shares shall be cancelled. The fair value of the warrants was determined to be $3,450 and has been recorded in shareholders' equity as stock purchase warrants.
    In addition, the Company also issued warrants to Caisse to acquire 993,408 shares of common stock, par value $.01 per share, which are only exercisable by Caisse if a minimum EBITDA required is not met and if Facility 2 is not repaid in cash on or prior to certain dates.

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

    Dividends, which are payable semi-annually from November 19, 1998, may be paid in cash or in shares of the 13% Pay-In-Kind preferred stock, at the Company's option. The preferred stock is non-voting. If the Company fails to redeem the preferred stock on or before November 19, 2005 and for a sixty day period or more after being notified of its failure to redeem the preferred stock, then the preferred stockholders, as a class of stockholders, have the option to elect one director to the Company's Board of Directors with the provision that the preferred stockholders are to elect 28% of the Company's directors. At December 31, 2001 unpaid dividends totalled $3,676.

    The preferred stock is redeemable, at any time after November 19, 2000, in whole or in part, at the option of the Company, at a redemption price (together with all accumulated and unpaid dividends) as follows:


     Year                                 Percentage of par value
     2001                                        104.333%
     2002                                        102.166%
     2003 and thereafter                         100.000%


    The preferred stock must be redeemed by the Company at the earlier of a change of control or by November 19, 2005.

6.  EARNINGS PER SHARE

    LOSS PER SHARE FOR THE THREE MONTH PERIODS ARE AS FOLLOWS:

                                                  For the Three Months ended     For the Three Months ended
                                                         March 31, 2001                 March 31, 2000
                                                  --------------------------     --------------------------
                                                      Basic          Diluted          Basic         Diluted
                                                      -----          -------          -----         -------
Net loss before extraordinary item
attributable to common stockholders                $  ( 9,256)     $ ( 9,256)       $  (5,750)    $   (5,750)
Net  loss attributable to common stockholders      $  (10,347)     $ (10,347)       $  (5,750)    $   (5,750)
                                                   ----------      ---------        ---------     ----------
Weighted average common and common equivalent
      shares outstanding:
                                 Common stock       6,500,549      6,500,549        6,500,549     6,500,549
                                                   ----------      ---------        ---------     ----------
                 Common equivalent shares (a)         698,289        698,289          158,977       193,741
                                                   ----------      ---------        ---------     ----------
Total weighted average common and common
equivalent shares outstanding                       7,198,838      7,198,838        6,659,526     6,694,290
                                                   ----------      ---------        ---------     ----------
Net loss before extraordinary item
per common share (b)                                $   (1.29)    $    (1.29)      $    (0.86)   $    (0.86)
Net loss per common share (b)                       $   (1.44)    $    (1.44)      $    (0.86)   $    (0.86)
                                                   ----------      ---------        ---------     ----------


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


    MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

    Segment assets only include inventory.

    INFORMATION ABOUT SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS


                                             Equipment                       Apparel                     Segment Total
                                    ----------------------------  -----------------------------  ----------------------------
                                    For the Three  For the Three   For the Three  For the Three  For the Three  For the Three
                                     Months ended   Months ended    Months ended   Months ended   Months ended   Months ended
                                    Mar. 31, 2001  Mar. 31, 2000   Mar. 31, 2001  Mar. 31, 2000  Mar. 31, 2000  Mar. 31, 2001
                                    ------------- --------------  -------------   -------------  -------------  -------------
Net sales to external customers         $21,319       $24,653         $13,516        $ 9,753        $34,835        $34,406
Gross profit                              7,895         9,817           6,067          3,930         13,962         13,747
Depreciation of property, plant
and equipment                               743           709             155            139            898            848
Inventories                              32,185        40,459          13,624         14,480         45,809         54,939


    RECONCILIATION OF SEGMENT PROFIT OR LOSS


                                                          For the Three      For the Three
                                                          Months ended        Months ended
                                                          Mar. 31, 2001      Mar. 31, 2000
                                                          -------------      -------------
Segment Gross Profit                                          $13,962            $13,747

Unallocated amounts:
                                                               14,921             15,601
        Selling general and administrative expenses
                                                                1,105              1,138
        Amortization of excess reorganizational
            value and goodwill                                    576                424
        Other expense, net
        Interest expense                                        2,991              2,964
                                                              -------            -------
Loss before income taxes                                      $(5,631)           $(6,380)
                                                              -------            -------


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

The operations of The Hockey Company and its subsidiaries include the design, development, manufacturing and marketing of hockey and hockey related products, including hockey uniforms, hockey sticks, protective equipment, hockey, figure and inline skates and street hockey products, marketed under the CCM(R), JOfa (R), Koho (R), HeatON (R), TITAN(R) AND CANadien TM brand names, and private label brands and licensed hockey apparel under the CCM(R),, and #1 APPAREL TM names. The Company sells its products worldwide to a diverse customer base consisting of mass merchandisers, sporting goods chains, independent retailers and international distributors. The Company manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally.

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



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001

2001 COMPARED TO 2000

Net sales increased 1.1% to $34.8 million in the three months ended March 31, 2001, as compared to $34.4 million in the three months ended March 31, 2000. The increase was attributable to higher sales of apparel, as well as strong sales of non-hockey products in Scandinavia, offset by slightly lower equipment sales.

Gross profit for the three months ended March 31, 2001 was $14.0 million compared to $13.7 million in 2000, an increase of 1.6%, attributable to the strong apparel sales in the period. Measured as a percentage of net sales, gross profit margins remained steady at 40.0% versus the same period in 2000.

                               THE HOCKEY COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

In the three months ended March 31, 2001, selling, general and administrative expenses decreased as a percentage of sales to 42.8% from 45.3% in 2000. In absolute dollar terms there was a 4.4% decrease to $14.9 million in the first quarter of 2001 from $15.6 million in the same period of 2000. The decrease in the selling, general and administrative expenses is a result of first quarter restructuring activities, offset by increased NHL commitments.

The amortization of excess reorganization value and goodwill remained virtually constant at $1.1 million. The operating loss for the three month period ended March 31, 2001 was $2.1 million, compared to a $3.0 million loss for the three month period ending March 31, 2000.

Other expense of $0.5 million consists primarily of amortization of deferred financing costs.

Earnings before interest, taxes, depreciation and amortization (EBITDA), which is a measure of cash generated from operations, was $0.4 million for the three months ended March 31, 2001 compared to $(0.5 million) for the three months ended March 31, 2000.

Interest expense of $3.0 million for the three months ended March 31, 2001 was consistent with the same three months of 2000.

As a result of a business restructuring at the beginning of the year, the Company incurred costs related to severance and facility closures
(restructuring charges - see Restructuring Reserves). Accordingly, the Company's net loss for the three months ended March 31, 2001 was $9.8 million compared to a net loss of $5.2 million for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Management expects to finance the Company's working capital and capital expenditures requirements through cash generated by its operations and through its new credit facilities established on November 19, 1998 and amended and restated on March 14, 2001.

Effective November 19, 1998, two of the Company's subsidiaries, Maska U.S. Inc. and SHC Hockey Inc., entered into a credit agreement (the "U.S. Credit Agreement") with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender. Simultaneously, two of the Company's Canadian subsidiaries, Sport Maska Inc. and Tropsport Acquisitions Inc., entered into a credit agreement (the " Canadian Credit Agreement") with the lenders referred to therein and General Electric Capital Canada Inc., as Agent and Lender. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements (collectively, the "Credit Agreements") is $60.0 million.

The Credit Agreements were for a period of two years with a possible extension of one year by the Company, and were amended and restated on March 14, 2001. Total borrowings outstanding under the Credit Agreements were $18.3 million on March 31, 2000 (excluding $5.9 million of letters of credit outstanding). Total borrowing as at December 31, 2000 under the New Credit Agreements were $12.3 million (excluding $0.9 million of letters of credit outstanding).

In addition, on March 14, 2001, an Amended and Restated Credit Agreement was entered into by the Company and Sport Maska, as borrowers, Caisse de depot et placement du Quebec ("Caisse"), as Agent and Lender, and Montreal Trust Company, as Paying Agent (the "Amended and Restated Credit Agreement"). On the terms and subject to the conditions of the Amended and Restated Credit Agreement, Facility 1 of the Caisse Loan, which is a facility in the maximum amount of Canadian $90 million, was extended to June 30, 2004, and Facility 2 of the Caisse Loan, which is a facility in the maximum amount of Canadian $45.8 million, was extended to October 31, 2002. A repayment of Facility 1 in the minimum amount of Canadian $5 million is due on January 31, 2004. Facility 1 and Facility 2 have been fully utilized and no new advances are expected to be made under the Amended and Restated Credit Agreement.


The Company's financing requirements for long-term growth, future capital expenditures and debt service are expected to be met through its operations as well as cash borrowed under its Credit Agreements. During the three months ended March 31,

                               THE HOCKEY COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

2001, the Company's operations used $9.9 million of cash from its operations as compared to $7.4 million of cash used in the same three months of 2000.

Cash used in investing activities during the three months ended March 31, 2001 and the three months ended March 31, 2000 were $0.3 million and $0.5 million, respectively.

During the three month period ended March 31, 2001, financing activities provided $7.9 million and $4.3 million for the same period last year.

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

Management currently believes that the introduction of the Euro will not have a material impact related to pricing or foreign currency exposures. Finland is one of the countries adopting the Euro however Sweden has not yet chosen to adopt the new currency. The Finnish subsidiaries' base currency is now the Euro, Sweden has yet to decide on adopting the new currency. The Company foresees no adverse impact resulting from the Euro conversion, including competitive implications related to pricing and foreign currency considerations. However, uncertainty exists as to the effects the Euro will have on the marketplace.


RESTRUCTURING RESERVES

Effective January 24, 2001, the Company embarked on a plan to rationalize its operations. This rationalization involved the elimination of certain redundancies, both in terms of personnel and operations as well as the consolidation of facilities including the closure of its Mount Forest, Ontario plant. Accordingly, the Company has set up a reserve of 2.9 million.

The Company has estimated that the restructuring charges capitalized as part of the restructuring would total $2.9 million as follows:

An amount of $2.4 million has been accrued for severance packages in Canada and the U.S., including the closure of the Mount Forest, Ontario plant. To date $0.7 million has been spent.

An amount of $0.5 million has been accrued to cover the cost of facility consolidations. To date no amount has yet been spent.

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


                               THE HOCKEY COMPANY
                                  (REGISTRANT)


                        By:           /S/ MATTHEW H. O'TOOLE
                             ----------------------------------------
                             Name:      Matthew H. O'Toole
                             Title:     President
                                        (Principal Executive Officer)




Date: May 14, 2001