Form 10-Q
period 2001-06-30
HOCKEY CO
filed 2001-08-09
CIK 880036

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q

    (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2001
                              -------------------------------------------------

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------    ----------------------
Commission file number                     0 - 19596
                       --------------------------------------------------------

                               THE HOCKEY COMPANY
             (Exact name of registrant as specified in its charter)

               Delaware                                       13-36-32297
    (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                        Identification No.)

c/o Maska U.S., Inc., 929 Harvest Lane, P.O. Box 1200, Williston, VT      05495
-------------------------------------------------------------------------------
       (Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code               (802) 872-4226
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

          YES     X                                      NO
              --------                                      --------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under the plan confirmed by the court:

          YES     X                                      NO
              --------                                      --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at August 6, 2001
-------------------------------------------------------------------------------
       Common Stock,                                   6,500,549
      $.01 par value

                               THE HOCKEY COMPANY
                                    FORM 10-Q
                                      INDEX

                                                                                                    PAGE NO.
                                                                                                    --------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Unaudited and Audited Consolidated Balance Sheets at June 30, 2001 and December 31, 2000     1

           Unaudited Consolidated Statements of Operations for the Three and Six Months ended June
           30, 2001 and for the Three and Six Months ended June 30, 2000                                2

           Unaudited Consolidated Statements of Comprehensive Loss for the Three
           and Six Months  ended June 30,  2001 and for the Three and Six Months
           ended June 30, 2000                                                                          3

           Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001
           and for the Six Months ended June 30, 2000                                                   4

           Notes to Unaudited Consolidated Financial Statements                                         5


Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations       12



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                           16


Item 2.    Changes in Securities                                                                       16


Item 3.    Defaults Upon Senior Securities                                                             16


Item 4.    Submission of Matters to a Vote of Security Holders                                         16


Item 5.    Other Information                                                                           16


Item 6.    Exhibits and Reports on Form 8-K                                                            16

                               THE HOCKEY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                           Unaudited               Audited
                                                                         -------------          -------------
                                                                         June 30, 2001          Dec. 31, 2000
                                                                         -------------          -------------
ASSETS

Current assets
     Cash and cash equivalents                                             $    381               $  2,423
     Accounts receivable, net                                                46,341                 39,376
     Inventories (Note 2)                                                    51,804                 42,110
     Prepaid expenses and other receivables                                   5,491                  3,931
     Income taxes receivable                                                  2,013                  4,043
                                                                           --------               --------
     Total current assets                                                   106,030                 91,883
Property, plant and equipment, net of accumulated depreciation and
     amortization ($13,378 and $12,310, respectively)                        18,621                 21,142
Intangible and other assets, net of accumulated amortization  (Note 3)       81,957                 82,554
                                                                           --------               --------
     Total assets                                                          $206,608               $195,579
                                                                           ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Short-term borrowings (Note 4)                                        $ 41,946               $ 12,282
     Accounts payable and accrued liabilities                                17,841                 23,673
     Income taxes payable                                                     2,497                  3,322
     Long term debt, current portion                                            230                    264
     Other current liabilities                                                  698                    698
                                                                            --------               --------
     Total current liabilities                                               63,212                 40,239
Long-term debt (Note 4)                                                      90,191                 91,252
Deferred income taxes                                                           460                    495
                                                                           --------               --------
     Total liabilities                                                      153,863                131,986
                                                                           --------               --------
Contingencies (Note 8)


13% Pay-In-Kind preferred stock (Note 5)                                     11,452                 11,333

Stockholders' equity
Common stock, par value $0.01 per share, 20,000,000 shares authorized,
     6,500,549 shares issued and outstanding at June 30, 2001 and at
     December 31, 2000                                                           65                     65
Re-organization warrants, 300,000 issued and 299,451 outstanding at June
     30, 2001 and at December 31, 2000                                            -                      -
Common stock purchase warrants, 699,101 issued and outstanding at
     June 30, 2001 and 159,127 outstanding at December 31, 2000               5,115                  1,665
Additional paid-in capital                                                   66,515                 66,515
Deficit                                                                     (21,918)                (9,290)
Foreign currency translation adjustments                                     (8,484)                (6,695)
                                                                           --------               --------
     Total stockholders' equity                                              41,293                 52,260
                                                                           --------               --------
     Total liabilities and stockholders' equity                            $206,608               $195,579
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

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In thousands, except share data)

                                                               For the Three      For the Six      For the Three     For the Six
                                                               Months ended      Months ended      Months ended      Months ended
                                                               June 30, 2001     June 30, 2001     June 30, 2000    June 30, 2000
                                                               -------------     -------------     -------------    -------------
Net sales                                                         $42,252          $ 77,087            $44,614         $79,020
Cost of goods sold before restructuring charges                    24,579            45,452             25,646          46,305
Restructuring charges (Note 6)                                          -               901                  -               -
                                                                  -------          --------            -------         -------
     Gross profit                                                  17,673            30,734             18,968          32,715
Selling, general and administrative expenses before
     restructuring charges                                         13,927            28,848             15,352          30,953
Restructuring charges (Note 6)                                          -             2,005                  -               -
Amortization of excess reorganization value and goodwill            1,100             2,205              1,124           2,262
                                                                  -------          --------            -------         -------
     Operating income (loss)                                        2,646            (2,324)             2,492            (500)
Other (income) expense, net                                           528             1,104                (62)            362
Interest expense                                                    3,722             6,713              3,184           6,148
                                                                  -------          --------            -------         -------
Loss before income taxes and extraordinary item                    (1,604)          (10,141)              (630)         (7,010)
Income taxes (benefit)                                                 92               226                694            (491)
                                                                  -------          --------            -------         -------
Net loss before extraordinary item                                 (1,696)          (10,367)            (1,324)         (6,519)
Extraordinary item
     Loss on early extinguishing of debt (Note 3)                       -             1,091                  -               -
     Net loss                                                      (1,696)         $(11,458)           $(1,324)        $(6,519)
                                                                  -------          --------            -------         -------
Preferred stock dividends                                             525             1,051                456             948
Accretion of 13% Pay-In-Kind preferred stock                           60               119                 58             121
                                                                  -------          --------            -------         -------
Net loss attributable to common shareholders                      $(2,281)         $(12,628)           $(1,838)        $(7,588)
                                                                  =======          ========            =======         =======

Basic loss before extraordinary item per share (See Note 7)       $ (0.32)         $  (1.60)           $ (0.28)        $ (1.14)
Diluted loss before extraordinary item per share (See Note 7)     $ (0.32)         $  (1.60)           $ (0.28)        $ (1.14)

Basic loss per share (See Note 7)                                 $ (0.32)         $  (1.75)           $ (0.28)        $ (1.14)
Diluted loss per share (See Note 7)                               $ (0.32)         $  (1.75)           $ (0.28)        $ (1.14)

                 The accompanying notes are an integral part of
                the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (In thousands)

                                                               For the Three      For the Six      For the Three     For the Six
                                                               Months ended      Months ended      Months ended      Months ended
                                                               June 30, 2001     June 30, 2001     June 30, 2000    June 30, 2000
                                                               -------------     -------------     -------------    -------------
Net loss                                                          $(1,696)         $(11,458)           $(1,324)        $(6,519)
Foreign currency translation adjustments                             (966)           (1,789)              (112)           (625)
                                                                  -------          --------            -------         -------
Net comprehensive loss                                            $(2,662)         $(13,247)           $(1,436)        $(7,144)
                                                                  =======          ========            =======         =======



                 The accompanying notes are an integral part of
                the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                            For the Six       For the Six
                                                                            Months ended      Months ended
                                                                           June 30, 2001     June 30, 2000
                                                                           -------------     -------------
OPERATING ACTIVITIES:
Net loss before extraordinary items                                          $(10,367)         $ (6,519)
Adjustments to reconcile net loss to net cash used in operating activities:
       Restructuring charges                                                    2,906                 -
       Depreciation and amortization                                            6,008             5,507
       Provisions for inventory, doubtful accounts and other deductions         3,436             2,418
       Deferred income taxes                                                       43              (640)
       Gain on sales of fixed assets                                               (8)              (17)
       Gain on foreign exchange                                                  (407)             (227)
Change in operating assets and liabilities:
       Accounts receivable                                                    (10,161)          (11,064)
       Inventories                                                            (11,774)          (13,455)
       Prepaid expenses and other assets                                          530             1,371
       Accounts payable and accrued liabilities                                (9,263)           (5,833)
       Income taxes                                                              (999)             (806)
                                                                             --------          --------
           Net cash used in operating activities                              (30,056)          (29,265)
                                                                             --------          --------
INVESTING ACTIVITIES:
       Purchases of fixed assets                                                 (709)           (1,482)
       Proceeds from sales of fixed assets                                        332                29
       Deferred expenses                                                          539            (1,315)
                                                                             --------          --------
           Net cash provided by (used in) investing activities                    162            (2,768)
                                                                             --------          --------
FINANCING ACTIVITIES:
       Net change in short-term borrowings                                     29,969            28,047
       Proceeds from long-term debt                                               191             1,139
       Principal payments on debt                                                (123)                -
       Issuance of warrants                                                     3,450                 -
       Deferred financing costs                                                (5,482)                -
                                                                             --------          --------
           Net cash provided by financing activities                           28,005            29,186
                                                                             --------          --------
Effects of foreign exchange rate changes on cash                                 (153)              (96)
                                                                             --------          --------
Decrease in cash                                                               (2,042)           (2,943)
Cash and cash equivalents at beginning of period                                2,423             3,519
                                                                             --------          --------
Cash and cash equivalents at end of period                                   $    381          $    576
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

C.   ACCOUNTING PRONOUNCEMENTS

     The Company has adopted SFAS 133 as of January 2001, and no significant transition adjustment resulted from its adoption.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

2.   INVENTORIES

Net inventories consist of:

                                       June 30, 2001       December 31, 2000
                                       -------------       -----------------
     Finished products                    $39,453               $29,745
     Work in process                        3,142                 2,727
     Raw materials and supplies             9,209                 9,638
                                          -------               -------
                                          $51,804               $42,110
                                          =======               =======


3.   INTANGIBLE AND OTHER ASSETS

Net intangible and other assets consist of:

                                       June 30, 2001       December 31, 2000
                                       -------------       -----------------
     Goodwill                             $44,836               $46,643
     Excess Reorganization intangible      28,982                30,052
     Deferred Financing Costs               4,918                 2,084
     Other                                  3,221                 3,775
                                          -------               -------
                                          $81,957               $82,554
                                          =======               =======

     Amortization expense for intangible assets was $1,650 and $3,740 for the three and six months ended June 30, 2001 respectively and $6,569 for the twelve months ended December 31, 2000. A write-off of $1,091 of deferred financing costs was recorded as an extraordinary item as a result of the substantive modifications of the terms of the Company's Credit agreement. - (see Note 4 b).

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

          On March 14, 2001, (i) the Second Amendment to the U.S. Credit Agreement was entered into by Maska U.S., as borrower, the Credit Parties, the U.S. Lenders and General Electric Capital Corporation, as Agent and Lender, and (ii) the Second Amendment to the Canadian Credit Agreement was entered into by Sport Maska, as borrower, the Credit Parties, the Canadian Lenders and General Electric Capital Canada Inc., as Agent and Lender. On terms and subject to the conditions of each of the Second Amendments, the Credit Agreements were amended to reflect the Amended and Restated Credit Agreement (as hereinafter defined). The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements is $60,000. Total borrowings outstanding under the Credit Agreements at June 30, 2001 and December 31, 2000 were $36,487 and $12,282, respectively (excluding outstanding letters of credit). The Credit Agreements were for a period of two years with a possible extension of one year by the Company.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

          Borrowings under the U.S. Credit Agreement bear interest at rates of either U.S. prime rate plus 0.50%-1.25% or LIBOR plus 1.75%-2.75% depending on the borrower's Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the Canadian Credit Agreement bear interest at rates of either the Canadian prime rate plus 0.75%-1.50% or LIBOR plus 1.75%-2.75% depending on the borrower's Operating Cash Flow Ratio, as defined in the agreement. In addition, the borrowers are charged a monthly commitment fee at an annual rate of up to 3/8 of 1% on the unused portion of the revolving credit facilities under the credit agreements and certain other fees.

          The Credit Agreements contain customary negative and affirmative covenants including those relating to capital expenditures, total indebtedness to EBITDA, minimum interest coverage and fixed charges coverage ratio.

     ii) Effective March 18, 1999, Jofa AB ("Jofa"), a Swedish subsidiary of the Company, entered into a credit agreement with MeritaNordbanken in Sweden. The maximum amount of loans and letters of credit that may be outstanding under the agreement is SEK 65,000 ($5,989). The facility is collateralized by the assets of Jofa, excluding intellectual property, bears interest at a rate of STIBOR plus 0.65% and is renewable annually. Total borrowings at June 30, 2001 and December 31, 2000 were SEK 54,217 ($4,988) and nil, respectively.

          Effective July 14, 1999, KHF Sports Oy ("KHF"), a Finnish subsidiary of the Company, entered into a credit agreement with MeritaNordbanken in Finland. The maximum amount of loans and letters of credit that may be outstanding under the agreement is FIM 30,000 ($4,275). The facility is collateralized by the assets of KHF, bears interest at a rate of EURIBOR plus 2.0% and is renewable annually. Total borrowings as at June 30, 2001 and December 31, 2000 were nil.


B)   LONG-TERM DEBT

SECURED LOANS

On November 19,1998, in connection with its acquisition of Sports Holdings Corp., the Company and Sport Maska Inc. entered into a Secured Loan Agreement with the Caisse de depot et placement du Quebec ("Caisse") to borrow a total of Canadian $135,800. The loan was for a period of two years, renewable on November 19, 2000 at the Company's option.

On March 14, 2001, an Amended and Restated Credit Agreement was entered into by the Company and Sport Maska, as borrowers, Caisse, as Agent and Lender, and Montreal Trust Company, as Paying Agent (the "Amended and Restated Credit Agreement"). On the terms and subject to the conditions of the Amended and Restated Credit Agreement, Facility 1 of the Caisse Loan, which is a facility in the maximum amount of Canadian $90,000, was extended to June 30, 2004, and Facility 2 of the Caisse Loan, which is a facility in the maximum amount of Canadian $45,800, was extended to October 31, 2002. A repayment of Facility 1 in the minimum amount of Canadian $5,000 is due on January 31, 2004. Facility 1 and Facility 2 have been fully utilized and no new advances are expected to be made under the Amended and Restated Credit Agreement. Each facility bears interest equal to the Canadian Banker's Acceptance Rate plus 6%, and Facility 2 bears additional interest of 3.5% which is to be capitalized and repaid on Facility 2 maturity.

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

In May 2000, Jofa AB, a subsidiary of the Company, entered into a loan agreement with MeritaNordBanken Sweden to borrow SEK 10,000 ($1,100). The loan is for four years with annual principal repayments of SEK 2,500 ($275). The loan is secured by a chattel mortgage on the assets of the subsidiary and bears an interest rate of STIBOR plus 1.25%.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

5.   COMMON STOCK, WARRANTS AND PREFERRED STOCK

The Company has authorized 20,000,000 shares of common stock, of which 6,500,549 are issued and outstanding.

Pursuant to the Warrant Agreement, dated as of March 14, 2001, between the Company and Caisse, the Company issued a warrant to Caisse to purchase 539,974 shares of common stock, par value $.01 per share, of the Company, representing approximately 7.5% of the outstanding common stock, on a fully diluted basis, at an exercise price of $.01 per share. The number of shares issuable upon exercise of the warrants is subject to certain adjustments as provided in the Warrant Agreement. The fair value of the warrants was determined to be $3,450 and has been recorded in shareholders' equity as stock purchase warrants. In addition, the Company also issued warrants to Caisse to acquire 993,408 shares of common stock, par value $.01 per share, which are only exercisable by Caisse if a minimum EBITDA required is not met and if Facility 2 is not repaid in cash on or prior to certain dates.

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

Dividends, which are payable semi-annually from November 19, 1998, may be paid in cash or in shares of the 13% Pay-In-Kind preferred stock, at the Company's option. The preferred stock is non-voting. If the Company fails to redeem the preferred stock on or before November 19, 2005 and for a sixty day period or more after being notified of its failure to redeem the preferred stock, then the preferred stockholders, as a class of stockholders, have the option to elect one director to the Company's Board of Directors with the provision that the preferred stockholders are to elect 28% of the Company's directors. At June 30, 2001 unpaid dividends totalled $4,727.

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

6.   RESTRUCTURING CHARGES

Effective January 24, 2001, the Company embarked on a plan to rationalize its operations. This rationalization involved the elimination of certain redundancies, both in terms of personnel and operations as well as the consolidation of facilities including the closure of its Mount Forest, Ontario plant. Accordingly, the Company has set up a reserve of $2,900.

The Company has estimated that the restructuring charges would total $2,900 as follows:

An amount of $2,400 has been accrued for severance packages in Canada and the U.S., including the closure of the Mount Forest, Ontario plant. To date $1,600 has been spent.

An amount of $500 has been accrued to cover the cost of facility consolidations. To date $400 has been spent.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

7.   EARNINGS PER SHARE

Losses per share for the three and six months periods are as follows:

                              For the Three Months      For the Six Months        For the Three Months      For the Six Months
                              ended June 30, 2001       ended June 30, 2001       ended June 30, 2000       ended June 30, 2000
---------------------------------------------------------------------------------------------------------------------------------
                              Basic       Diluted       Basic       Diluted       Basic       Diluted       Basic       Diluted
-------------------------- ------------ ------------ ------------ ------------- ----------- ------------ ------------ ------------
Net loss before
extraordinary item
attributable to common
stockholders                 $ (2,281)    $ (2,281)   $ (11,537)    $ (11,537)    $(1,838)     $(1,838)    $ (7,588)    $ (7,588)
-------------------------- ------------ ------------ ------------ ------------- ----------- ------------ ------------ ------------
Net loss attributable to
common stockholders
                             $ (2,281)    $ (2,281)   $ (12,628)    $ (12,628)    $(1,838)     $(1,838)    $ (7,588)    $ (7,588)
----------------------------------------------------------------------------------------------------------------------------------
Weighted average common and common equivalent shares outstanding:
----------------------------------------------------------------------------------------------------------------------------------
Common stock                 6,500,549    6,500,549    6,500,549     6,500,549   6,500,549    6,500,549    6,500,549    6,500,549
-------------------------- ------------ ------------ ------------ ------------- ----------- ------------ ------------ ------------
Common equiv. Shares (a)       698,000      698,000      698,000       698,000     158,977      193,741      158,977      193,741
-------------------------- ------------ ------------ ------------ ------------- ----------- ------------ ------------ ------------
Total weighted average
common and common
equivalent shares
outstanding                  7,198,549    7,198,549    7,198,549     7,198,549   6,659,526    6,694,290    6,659,526    6,694,290
-------------------------- ------------ ------------ ------------ ------------- ----------- ------------ ------------ ------------
Net loss before
extraordinary item per
common share (b)              $ (0.32)     $ (0.32)     $ (1.60)      $ (1.60)    $ (0.28)     $ (0.28)     $ (1.14)     $ (1.14)
-------------------------- ------------ ------------ ------------ ------------- ----------- ------------ ------------ ------------
Net loss per common
share (b)                     $ (0.32)     $ (0.32)     $ (1.75)      $ (1.75)    $ (0.28)     $ (0.28)     $ (1.14)     $ (1.14)
-------------------------- ------------ ------------ ------------ ------------- ----------- ------------ ------------ ------------


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

8.   CONTINGENCIES AND LITIGATION

A.   ENVIRONMENTAL LITIGATION

     In 1992, T. Copeland & Sons, Inc. (" Copeland "), the owner of a property adjacent to Maska's former manufacturing and distribution facility in Bradford, Vermont, filed an action in Vermont Superior Court alleging that its property had been contaminated as a result of the Company's manufacturing activities and seeking compensatory and punitive damages under the Vermont Groundwater Protection Law and various common law theories. In June 1995, Maska settled this action for $1,000 cash, paid in July 1995, and a $6,000 promissory note. Subsequently, Copeland received a distribution of shares of THC's Common Stock to satisfy the note. Copeland asserted the right to recover from the Company as a secured claim, the difference between the aggregate value of the Common Stock and the amount of the promissory note. In October 1998, Copeland's claim in the Bankruptcy Court to recover this difference was disallowed without an evidentiary hearing. Copeland filed an appeal of this decision. On May 1, 2000, the District Court overruled the Bankruptcy Court's decision and remanded the claim to the Bankruptcy Court for an evidentiary hearing. In February 2001, the Company reached an agreement with Copeland and settled this claim for $1,000 in cash.

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

INFORMATION ABOUT SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

2001                                         Equipment                       Apparel                     Segment Total
                                    ----------------------------- ------------------------------ ------------------------------
                                    For the Three    For the Six   For the Three    For the Six   For the Three     For the Six
                                    Months ended    Months ended    Months ended   Months ended   Months ended      Months ended
                                       June 30        June 30        June 30         June 30         June 30           June 30
                                    -------------   ------------   -------------   ------------   -------------     ------------
Net sales to external customers        $34,372        $55,691         $ 7,880         $21,396        $42,252           $77,087
Gross profit                            14,348         22,243           3,325           8,491         17,673            30,734
Depreciation of property, plant
and equipment                              608          1,351              96             251            704             1,602
Inventories                             33,984         33,984          17,820          17,820         51,804            51,804

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

2000                                         Equipment                       Apparel                     Segment Total
                                    ----------------------------- ------------------------------ ------------------------------
                                    For the Three    For the Six   For the Three    For the Six   For the Three     For the Six
                                    Months ended    Months ended    Months ended   Months ended   Months ended      Months ended
                                       June 30        June 30        June 30         June 30         June 30           June 30
                                    -------------   ------------   -------------   ------------   -------------     ------------
Net sales to external customers        $37,351        $62,004          $7,263        $17,016        $44,614           $79,020
Gross profit                            16,477         26,294           2,491          6,421         18,968            32,715
Depreciation of property, plant
and equipment                              688          1,397             136            275            824             1,672
Inventories                             43,520         43,520          17,492         17,492         61,012            61,012


RECONCILIATION OF SEGMENT PROFIT OR LOSS


                                                                   For the Three     For the Six    For the Three     For the Six
                                                                   Months ended     Months ended     Months ended    Months ended
                                                                   June 30, 2001    June 30, 2001   June 30, 2000    June 30, 2000
                                                                   -------------    -------------   -------------    -------------
Segment Gross Profit                                                  $17,673         $ 30,734         $18,968          $32,715

Unallocated amounts:
        Selling general and administrative expenses                    13,927           28,848          15,352          30,953
        Restructuring charges                                               -            2,005               -               -
        Amortization of excess reorganizational value
           and goodwill                                                 1,100            2,205           1,124           2,262
        Other (income) expense, net                                       528            1,104             (62)             362
        Interest expense                                                3,722            6,713           3,184           6,148
                                                                      -------         --------         -------          ------
Loss before income taxes and extraordinary item                        (1,604)         (10,141)           (630)         (7,010)
                                                                      -------         --------         -------          ------

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

     The operations of The Hockey Company and its subsidiaries include the design, development, manufacturing and marketing of hockey and hockey related products, including hockey uniforms, hockey sticks, protective equipment, hockey, figure and inline skates and street hockey products, marketed under the CCM(R), Jofa (R), Koho (R), Heaton (R), Titan(R) and Canadien TM brand names, and private label brands and licensed hockey apparel under the CCM(R), and #1 Apparel TM names. The Company sells its products worldwide to a diverse customer base consisting of mass merchandisers, sporting goods chains, independent retailers and international distributors. The Company manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001

2001 COMPARED TO 2000

     Apparel net sales increased 25.7% to $21.4 million in the six months ended June 30, 2001, as compared to $17.0 million in the six months ended June 30, 2000. For the three months ended June 30, 2001, apparel net sales were $7.9 million, representing an 8.5% increase compared to net sales in the three months ended June 30, 2000 of $7.3 million. The increase was attributable primarily to stronger demand resulting from the Company's exclusive status under its license agreement with NHL Enterprises, LP, the marketing affiliate of the NHL.

     Equipment net sales decreased 10.2% to $55.7 million in the six months ended June 30, 2001, as compared to $62.0 million in the six months ended June 30, 2000. For the three months ended June 30, 2001, equipment net sales were $34.4 million, representing an 8.0% decrease compared to net sales in the three months ended June 30, 2000 of $37.4 million. The decrease was attributable primarily to much weaker sales of ice skates, protective equipment and sticks.

                               THE HOCKEY COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Gross profit on apparel sales before restructuring charges for the six months ended June 30, 2001 was $9.4 million compared to $6.4 million in 2000, an increase of 46.3%. Gross profit on apparel sales for the three months ended June 30, 2001 was $3.3 million compared to $2.5 million in 2000, an increase of 33.5%. Measured as a percentage of apparel net sales, gross profit margins before restructuring charges increased to 43.9% in the first half of 2001 from 37.7% in the same period in 2000.

     Gross profit on equipment sales for the six months ended June 30, 2001 was $22.2 million compared to $26.3 million in 2000, a decrease of 15.4%. Gross profit on equipment sales for the three months ended June 30, 2001 was $14.3 million compared to $16.5 million in 2000, a decrease of 12.9%. Measured as a percentage of equipment net sales, gross profit margins decreased to 39.9% in the first half of 2001 from 42.4% in the same period in 2000.

     For the six months ended June 30, 2001, selling, general and administrative expenses before restructuring charges decreased 6.8% to $28.8 million compared to $31.0 million in the first half of 2000. In the three months ended June 30, 2001, these expenses decreased 9.3% to $13.9 million from $15.4 million in 2000. Measured as a percentage of net sales, in the first six months of the year the ratio also decreased to 37.4% in 2001 from 39.2% in 2000. The decrease in the selling, general and administrative expenses is a result of first quarter restructuring activities (see Restructuring reserves), offset by increased NHL commitments.

        The amortization of excess reorganization value and goodwill decreased slightly from $2.3 million in the first half of 2000 to $2.2 million in the first half of 2001. The operating income before restructuring charges for the six months period ended June 30, 2001 was $0.6 million, compared to an operating loss of $0.5 million for the six months period ending June 30, 2000.

     Other expense consists primarily of amortization of deferred financing costs.

     Earnings before interest, taxes, depreciation and amortization (EBITDA), which is a measure of cash generated from operations, was $5.8 million for the six months ($5.4 million for the three months) ended June 30, 2001 compared to $4.9 million for the six months ($5.3 million for the three months) ended June 30, 2000.

     Interest expense of $6.7 million for the six months ended June 30, 2001 increased by $0.6 million from the same period for the prior year ($6.1 million). The increase is mainly attributable to extension fees on short-term borrowings, the Company incurred in the first quarter of the year. For the three months ended June 30, 2001 interest expense increased to $3.7 million compared to $3.2 million for the same period of the prior year.

     As a result of a business restructuring at the beginning of the year, the Company incurred costs related to severance and facility closures (restructuring charges). - see Restructuring reserves.

     The Company's net loss for the six months ended June 30, 2001 was $11.5 million compared to $6.5 million for the six months ended June 30, 2000. For the three months ended June 30, 2001, the Company had a net loss of $1.7 million compared to $1.3 for the three months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Management expects to finance the Company's working capital and capital expenditures requirements through cash generated by its operations and through its new credit facilities established on November 19, 1998 and amended and restated on March 14, 2001.

     Effective November 19, 1998, two of the Company's subsidiaries, Maska U.S, Inc. and SHC Hockey Inc. entered into a credit agreement (the "U.S. Credit Agreement") with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender. Simultaneously, two of the Company's Canadian subsidiaries, Sport Maska Inc. and Tropsport Acquisitions Inc., entered into a credit agreement (the " Canadian Credit Agreement") with the lenders referred to therein and General Electric Capital Canada Inc. as Agent and Lender. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements (collectively, the "Credit Agreements") is $60.0 million.

                               THE HOCKEY COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The Credit Agreements were for a period of two years with a possible extension of one year by the Company, and were amended and restated on March 14, 2001. Total borrowings outstanding under the Credit Agreements were $36.5 million on June 30, 2001 (excluding $6.4 million of letters of credit outstanding). Total borrowings as at December 31, 2000 under the Credit Agreements were $12.3 million (excluding $0.9 million of letters of credit outstanding).

     In addition, on March 14, 2001, an Amended and Restated Credit Agreement was entered into by the Company and Sport Maska, as borrowers, Caisse de depot et placement du Quebec ("Caisse"), as Agent and Lender, and Montreal Trust Company, as Paying Agent (the "Amended and Restated Credit Agreement "). On the terms and subject to the conditions of the Amended and Restated Credit Agreement, Facility 1 of the Caisse Loan, which is a facility in the maximum amount of Canadian $90 million, was extended to June 30, 2004, and Facility 2 of the Caisse Loan, which is a facility in the maximum amount of Canadian $45.8 million, was extended to October 31, 2002. A repayment of Facility 1 in the minimum amount of Canadian $5 million is due on January 31, 2004. Facility 1 and Facility 2 have been fully utilized and no new advances are expected to be made under the Amended and Restated Credit Agreement.

     The Company's financing requirements for long-term growth, future capital expenditures and debt service are expected to be met through its operations as well as cash borrowed under its Credit Agreements. During the six months ended June 30, 2001, the Company's operations used $30.1 million of cash from its operations as compared to $29.3 million of cash used in the same six months of 2000.

     Cash used in investing activities during the six months ended June 30, 2001 and the six months ended June 30, 2000 included $0.7 million and $1.5 million, respectively, of purchases of fixed assets.

     During the six months period ended June 30, 2001, financing activities provided $30.0 million from borrowings under the Company's New Credit Agreements and provided $28.0 million for the same period last year.

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

Management currently believes that the introduction of the Euro will not have a material impact related to pricing or foreign currency exposures. Finland is one of the countries adopting the Euro, however Sweden has not yet chosen to adopt the new currency. The Finnish subsidiaries' base currency is now the Euro, Sweden has yet to decide on adopting the new currency. The Company foresees no adverse impact resulting from the Euro conversion, including competitive implications related to pricing and foreign currency considerations. However, uncertainty exists as to the effects the Euro will have on the marketplace.

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

The Company has estimated that the restructuring charges would total $2.9 million as follows:

An amount of $2.4 million has been accrued for severance packages in Canada and the U.S., including the closure of the Mount Forest, Ontario plant. To date $1.6 million has been spent.

An amount of $0.5 million has been accrued to cover the cost of facility consolidations. To date $0.4 million has been spent.

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

Item 3.   Defaults Upon Senior Securities.
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               27.1  Financial Data Schedule.

          (b)  Reports on Form 8-K:

               Reports dated May 9 and May 24, 2001 were filed on Form 8-K during the three months ended June 30, 2001.

                               THE HOCKEY COMPANY

                                   SIGNATURES

     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE HOCKEY COMPANY
                                  (Registrant)

                      By:       /s/ Robert A. Desrosiers
                          ----------------------------------------------------
                          Name:     Robert A. Desrosiers
                          Title:    Vice President, Finance and Administration
                                    (Principal Financial and Accounting Officer)

Date: July 20, 2001