Form 10-Q
period 2001-11-14
HOCKEY CO
filed 2001-11-14
CIK 880036

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                    FORM 10-Q



    (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2001
                               ------------------------------------------------

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

       YES    X                                NO
           ------                                 ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under the plan confirmed by the court :

       YES    X                                NO
           ------                                 ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                Outstanding at October 31, 2001
-------------------------------------------------------------------------------
    Common Stock,                                      6,500,549
   $.01 par value

                                                                        PAGE NO.
--------------------------------------------------------------------------------

PART I    FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements

          Unaudited and Audited Consolidated Balance Sheets
          at September 30, 2001 and December 31, 2000                      1

          Unaudited Consolidated Statements of Operations
          for the Three and Nine Months ended September 30,
          2001 and for the Three and Nine Months ended
          September 30, 2000                                               2

          Unaudited Consolidated Statements of Comprehensive
          Income (Loss) for the Three and Nine Months ended
          September 30, 2001 and for the Three and Nine
          Months ended September 30, 2000                                  3

          Unaudited Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 2001 and
          for the Nine Months ended September 30, 2000                     4

          Notes to Unaudited Consolidated Financial Statements             5


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             12



PART II   OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                               16


Item 2.   Changes in Securities                                           16


Item 3.   Defaults Upon Senior Securities                                 16


Item 4.   Submission of Matters to a Vote of Security Holders             16


Item 5.   Other Information                                               16


Item 6.   Exhibits and Reports on Form 8-K                                16

                               THE HOCKEY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                Unaudited            Audited
                                    -------------------------------------------
                                              Sept. 30, 2001      Dec. 31, 2000
                                    -------------------------------------------
ASSETS
Current assets
     Cash and cash equivalents                    $  3,153          $  2,423
     Accounts receivable, net                       67,837            39,376
     Inventories (Note 2)                           45,564            42,110
     Prepaid expenses and other receivables          3,818             3,931
     Income taxes receivable                         1,774             4,043
                                                -------------------------------
     Total current assets                          122,146            91,883
Property, plant and equipment, net of
     accumulated depreciation and
     amortization ($14,470 and $12,310,
     respectively)                                  17,451            21,142
Intangible and other assets, net of
     accumulated amortization  (Note 3)             79,157            82,554
                                                -------------------------------
     Total assets                                 $218,754          $195,579
                                                ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Short-term borrowings (Note 4)               $ 48,025          $ 12,282
     Accounts payable and accrued liabilities       21,669            23,673
     Income taxes payable                            3,166             3,322
     Long term debt, current portion                   243               264
     Other current liabilities                         698               698
                                                -------------------------------
     Total current liabilities                      73,801            40,239
Long-term debt (Note 4)                             86,901            91,252
Deferred income taxes                                  517               495
                                                -------------------------------
    Total liabilities                              161,219           131,986
                                                 -------------------------------

Contingencies (Note 8)


13% Pay-In-Kind preferred stock (Note 5)            11,511            11,333

Stockholders' equity
Common stock, par value $0.01 per share,
     20,000,000 shares authorized
     6,500,549 shares issued and outstanding            65                65
Re-organization warrants, 300,000 issued and
     299,451 outstanding                                --                --
Common stock purchase warrants, 699,101 and
     159,127 issued and outstanding at
     September 30, 2001 and December 31, 2000,
     respectively                                    5,115              1,665
Additional paid-in capital                          66,515             66,515
Deficit                                            (18,608)            (9,290)
Foreign currency translation adjustments            (7,063)            (6,695)
                                                -------------------------------
     Total stockholders' equity                     46,024             52,260
                                                -------------------------------
     Total liabilities and stockholders' equity   $218,754           $195,579
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

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                For the Three    For the Nine    For the Three    For the Nine
                                                                Months ended     Months ended    Months ended     Months ended
                                                               Sept. 30, 2001   Sept. 30, 2001  Sept. 30, 2000   Sept. 30, 2000
                                                               ------------------------------------------------------------------
Net sales                                                             $65,899        $142,986         $68,024         $147,044
Cost of goods sold before restructuring charges                        38,479          83,931          40,458           86,763
Restructuring charges (Note 6)                                            286           1,187              --                -
                                                              -----------------------------------------------------------------
       Gross profit                                                    27,134          57,868          27,566           60,281
Selling, general and administrative expenses before
    restructuring charges                                              15,446          44,294          17,459           48,412
Restructuring charges (Note 6)                                            810           2,815              --                -
Amortization of excess reorganization value and goodwill                1,098           3,303           1,119            3,381
                                                              -----------------------------------------------------------------
       Operating income
                                                                        9,780           7,456           8,988            8,488
Other (income) expense, net                                               885           1,989            (82)              280
Interest expense                                                        3,622          10,335           3,793            9,941
                                                              -----------------------------------------------------------------
Income (loss) before income taxes and extraordinary item
                                                                        5,273          (4,868)          5,277           (1,733)
Income taxes                                                            1,378           1,604           1,557            1,066
                                                              -----------------------------------------------------------------
Net income (loss) before extraordinary item                             3,895          (6,472)          3,720           (2,799)
Extraordinary item
            Loss on early extinguishing of debt (Note 3)                   --           1,091              --               --
                                                              -----------------------------------------------------------------
       Net income (loss)                                              $ 3,895        $ (7,563)        $ 3,720         $ (2,799)
                                                              =================================================================
Preferred stock dividends                                                 526           1,577             456            1,404
Accretion of 13% Pay-In-Kind preferred stock                               59             178              58              179
                                                              -----------------------------------------------------------------
Net income (loss) attributable to common shareholders                 $ 3,310        $ (9,318)        $ 3,206         $ (4,382)
                                                              =================================================================
Basic income (loss) before extraordinary item per share
       (See Note 7)                                                   $  0.46        $  (1.17)        $  0.48         $  (0.66)
Diluted income (loss) before extraordinary item per share
       (See Note7)                                                    $  0.46        $  (1.17)        $  0.48         $  (0.66)

Basic income (loss) per share (See Note 7)                            $  0.46        $  (1.32)        $  0.48         $  (0.66)
Diluted income (loss) per share (See Note 7)                          $  0.46        $  (1.32)        $  0.48         $  (0.66)



          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)

                                                                For the Three    For the Nine    For the Three    For the Nine
                                                                Months ended     Months ended    Months ended     Months ended
                                                               Sept. 30, 2001   Sept. 30, 2001  Sept. 30, 2000   Sept. 30, 2000
                                                               ------------------------------------------------------------------
Net income (loss)                                                    $3,895        $(7,563)        $ 3,720          $(2,799)
Foreign currency translation adjustments                              1,421           (368)         (1,209)          (1,834)
                                                               ------------------------------------------------------------------
Net comprehensive income (loss)                                      $5,316        $(7,931)        $ 2,511          $(4,633)
                                                               ==================================================================


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

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                           -------------------------------------------
                                                                               For the Nine         For the Nine
                                                                               Months ended         Months ended
                                                                              Sept. 30, 2001       Sept. 30, 2000
                                                                           -------------------------------------------
OPERATING ACTIVITIES:
Net loss before extraordinary items                                              $ (6,472)             $ (2,799)
Adjustments to reconcile net loss to net cash used in operating activities:
       Restructuring charges                                                        4,002                    --
       Depreciation and amortization                                                8,699                 8,221
       Provisions for inventory, doubtful accounts and other deductions             4,599                 3,510
       Deferred Income Taxes                                                          167                  (170)
       Gain on sales of fixed assets                                                   (8)                  (17)
       Gain on foreign exchange                                                      (298)                 (425)
       Other                                                                          145                    --
Change in operating assets and liabilities:
       Accounts receivable                                                        (33,887)              (30,317)
       Inventories                                                                 (6,203)               (2,590)
       Prepaid expenses and other assets                                            2,891                 2,565
       Accounts payable and accrued liabilities                                    (6,848)               (2,779)
       Income taxes payable                                                           (36)                  (33)
                                                                           -------------------------------------------
           Net cash used in operating activities                                  (33,249)              (24,834)
                                                                           ===========================================
INVESTING ACTIVITIES:
       Purchases of fixed assets                                                     (984)               (2,204)
       Proceeds from sales of fixed assets                                            342                    29
       Deferred expenses                                                               --                (1,292)
                                                                           -------------------------------------------
           Net cash used in investing activities                                     (642)               (3,467)
                                                                           ===========================================
FINANCING ACTIVITIES:
       Net change in short-term borrowings                                         36,561                26,059
       Proceeds from long-term debt                                                   420                 1,118
       Principal payments on debt                                                    (184)                  (70)
       Issuance of warrants                                                         3,450                    --
       Deferred financing costs                                                    (5,550)                   --
                                                                           -------------------------------------------
           Net cash provided by financing activities                               34,697                27,107
                                                                           -------------------------------------------
Effects of foreign exchange rate changes on cash                                      (76)                 (238)
                                                                           -------------------------------------------
Increase (decrease) in cash                                                           730                (1,432)
Cash and cash equivalents at beginning of period                                    2,423                 3,519
                                                                           -------------------------------------------
Cash and cash equivalents at end of period                                       $  3,153              $  2,087
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

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF BUSINESS, CHANGE OF CORPORATE NAME AND PRINCIPLES OF CONSOLIDATION

The Hockey Company ("THC" or the "Company") was incorporated in September 1991 and reorganized in April 1997.

The consolidated financial statements include the accounts of THC and its wholly-owned subsidiaries. The Company designs, develops, manufactures and markets a broad range of hockey and hockey related products. The Company manufactures these products, including hockey uniforms, hockey sticks, goaltender equipment, protective equipment, hockey, figure and inline skates as well as street hockey products. These are marketed under the CCM(R), Jofa (R), Koho (R), Heaton (R), Titan(R) and Canadien(R) brand names, and private label brands and licensed sports apparel under the CCM(R) and #1 ApparEL tm brand names. THC sells its products world-wide to a diverse customer base consisting of mass merchandisers, sporting goods chains, independent retailers and international distributors. THC manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally.

B.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements appearing in this quarterly report have been prepared on a basis consistent with the annual financial statements of THC and its subsidiaries.

In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the Company's Unaudited Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income (Loss) and Statements of Cash Flows for the 2001 and 2000 periods, have been included. These unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements. Results for the interim periods are not necessarily a basis from which to project results for the full year due to the seasonality of the Company's business. These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

C.  ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounts Standards No 133 as of January 2001, and no significant transition adjustment resulted from its adoption.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No 141, Business Combinations, and No 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $4,400 ($0.61 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal year beginning after December 15, 2001. The new rules retain many of the fundamental recognition and measurement provisions of Statement of Financial Accounting Standards No 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. The Company will apply the new rules effective January 1, 2002 and does not expect that Statement of Financial Accounting Standards No 144 will have a significant impact on the earnings and financial position of the Company.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

2.  INVENTORIES

Net inventories consist of:

                                         Sept. 30, 2001      December 31, 2000
-------------------------------------------------------------------------------
      Finished products                   $33,611               $29,745
      Work in process                       3,279                 2,727
      Raw materials and supplies            8,674                 9,638
                                   --------------------------------------------
                                          $45,564               $42,110
===============================================================================


3.  INTANGIBLE AND OTHER ASSETS

Net intangible and other assets consist of:

                                         Sept. 30, 2001      December 31, 2000
-------------------------------------------------------------------------------
      Goodwill                             $43,582              $46,643
      Excess Reorganization intangible      28,331               30,052
      Deferred Financing Costs               4,388                2,084
      Other                                  2,856                3,775
                                   --------------------------------------------
                                           $79,157              $82,554
===============================================================================

     Amortization expense for intangible assets was $1,661 and $5,401 for the three and nine months ended September 30, 2001 respectively, and $6,569 for the twelve months ended December 31, 2000. A write-off of $1,091 of deferred financing costs was recorded as an extraordinary item as a result of the substantive modifications of the terms of the Company's Credit agreement. - (see
Note 4 b).

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

          On March 14, 2001, (i) the Second Amendment to the U.S. Credit Agreement was entered into by Maska U.S., as borrower, the Credit Parties, the U.S. Lenders and General Electric Capital Corporation, as Agent and Lender, and (ii) the Second Amendment to the Canadian Credit Agreement was entered into by Sport Maska, as borrower, the Credit Parties, the Canadian Lenders and General Electric Capital Canada Inc., as Agent and Lender. On terms and subject to the conditions of each of the Second Amendments, the Credit Agreements were amended to reflect the Amended and Restated Credit Agreement (as hereinafter defined). The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements is $60,000. Total borrowings outstanding under the Credit Agreements at September 30, 2001 and December 31, 2000 were $42,933 and $12,282, respectively (excluding outstanding letters of credit). The Credit Agreements were for a period of two years with a possible extension of one year by the Company.

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


      ii) Effective March 18, 1999, Jofa AB ("Jofa"), a Swedish subsidiary of the Company, entered into a credit agreement with MeritaNordbanken in Sweden. The maximum amount of loans and letters of credit that may be outstanding under the agreement is SEK 65,000 ($6,325). The facility is collateralized by the assets of Jofa, excluding intellectual property, bears interest at a rate of STIBOR plus 0.65% and is renewable annually. Total borrowings at September 30, 2001 and December 31, 2000 were SEK 45,792 ($4,456) and nil, respectively.

          Effective July 14, 1999, KHF Sports Oy ("KHF"), a Finnish subsidiary of the Company, entered into a credit agreement with MeritaNordbanken in Finland. The maximum amount of loans and letters of credit that may be outstanding under the agreement is FIM 30,000 ($4,602). The facility is collateralized by the assets of KHF, bears interest at a rate of EURIBOR plus 2.0% and is renewable annually. Total borrowings as at September 2001 and December 31, 2000 were nil.


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

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Pursuant to the Warrant Agreement, dated as of March 14, 2001, between the Company and Caisse, the Company issued a warrant to Caisse to purchase 539,974 shares of common stock, par value $.01 per share, of the Company, representing approximately 7.5% of the outstanding common stock, on a fully diluted basis, at an exercise price of $.01 per share. The number of shares issuable upon exercise of the warrants is subject to certain adjustments as provided in the Warrant Agreement. The fair value of the warrants was determined to be $3,450 and has been recorded in shareholders' equity as stock purchase warrants. In addition, the Company also issued warrants to Caisse to acquire 993,408 shares of common stock, par value $.01 per share, which are only exercisable by Caisse if a minimum EBITDA required is not met and if Facility 2 is not repaid in cash on October 31, 2002.

On November 19, 1998, the Company issued 100,000 shares of 13% Pay-In-Kind redeemable, $0.01 par value per share, cumulative preferred stock together with warrants to purchase 159,127 common shares of the Company at a purchase price of $0.01 per share, for cash consideration of $12,500 (par value). The fair value of the warrants was determined to be $1,665 and has been recorded in Stockholder's Equity as common stock purchase warrants. The balance of the proceeds, $10,835, has been recorded as 13% Pay-In-Kind preferred stock. The difference between the redemption value of the preferred stock and the recorded amount is being accreted on a straight-line basis over the seven-year period ending November 19, 2005, by a charge to retained earnings. Dividends, which are payable semi-annually from November 19, 1998, may be paid in cash or in shares of the 13% Pay-In-Kind preferred stock, at the Company's option. The preferred stock is non-voting. If the Company fails to redeem the preferred stock on or before November 19, 2005 and for a sixty day period or more after being notified of its failure to redeem the preferred stock, then the preferred stockholders, as a class of stockholders, have the option to elect one director to the Company's Board of Directors with the provision that the preferred stockholders are to elect 28% of the Company's directors. At September 30, 2001 unpaid dividends totalled $5,253.

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

On September 26, 2001 the Company authorized the grant of employee stock options to purchase 440,000 shares of common stock at an exercise price of $8.50 per share, of which 255,000 shares are allocated to executive officers. In addition, the Company has approved the reduction of the exercise price per share of stock options held by certain employees relating to 160,000 shares at prices of $10.00 to $14.00 to $8.50, of which 150,000 shares are subject to options held by executive officers.

6. RESTRUCTURING CHARGES

Effective January 24, 2001, the Company embarked on a plan to rationalize its operations. This rationalization involved the elimination of certain redundancies, both in terms of personnel and operations as well as the consolidation of facilities including the closure of its Mount Forest, Ontario plant. Accordingly, the Company has set up reserves totaling $4,002.

The Company has estimated that the restructuring charges would total $4,002 as follows:

An amount of $2,986 has been accrued for severance packages in Canada and the U.S., including the closure of the Mount Forest, Ontario plant. To date $2,212 has been spent.

An amount of $1,016 has been accrued to cover the cost of facility consolidations. To date $736 has been spent.


7. EARNINGS PER SHARE

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Net income (loss) per share for the three and nine-month periods are as follows:



                             For the Three Months       For the Nine Months      For the Three Months      For the Nine Months
                             ended Sept. 30, 2001      ended Sept. 30, 2001      ended Sept. 30, 2000      ended Sept. 30, 200
---------------------------------------------------------------------------------------------------------------------------------
                              Basic       Diluted       Basic       Diluted       Basic       Diluted       Basic       Diluted
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss) before
extraordinary item
attributable to common
stockholders                $    3,310   $    3,310   $   (8,227)   $   (8,227) $    3,206   $    3,206   $   (4,382)  $   (4,382)
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)
attributable to common
stockholders                $    3,310   $    3,310   $   (9,318)   $   (9,318) $    3,206   $    3,206   $   (4,382)  $   (4,382)
---------------------------------------------------------------------------------------------------------------------------------
Weighted average common and common equivalent shares outstanding:
---------------------------------------------------------------------------------------------------------------------------------
Common stock                 6,500,549    6,500,549    6,500,549     6,500,549   6,500,549    6,500,549    6,500,549    6,500,549
---------------------------------------------------------------------------------------------------------------------------------
Common equiv. Shares (a)       698,114      698,114      548,333       548,333     158,946      158,946      158,946      158,946
---------------------------------------------------------------------------------------------------------------------------------
Total weighted average
common and common
equivalent shares
outstanding                  7,198,663    7,198,663    7,048,882     7,048,882   6,659,495    6,659,495    6,659,495    6,659,495
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss) before
extraordinary item per
common share (b)            $     0.46   $     0.46   $    (1.17)   $    (1.17) $     0.48   $     0.48   $    (0.66)  $    (0.66)
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per
common share (b)            $     0.46   $     0.46   $    (1.32)   $    (1.32) $     0.48   $     0.48   $    (0.66)  $    (0.66)
---------------------------------------------------------------------------------------------------------------------------------



(a) Common equivalent shares include warrants and stock options issuable for little or no cash consideration.

(b) Other warrants and stock options are considered in diluted earning per share when dilutive. The Company used the average book value of its common stock in calculating the common equivalent shares as required by statement of Financial Accounting Standards no. 128 due to the fact that Company's stock had extremely limited trading volume during the period.

(c) Options to purchase 1,322,222 shares of common stock and warrants to purchase 299,451 shares of common stock were outstanding during 2001 (982,222 and 299,451 in 2000 respectively) but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average book value of the common stock.

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


C.  OTHER LITIGATION

    On October 16, 1997 and October 20, 1997, ZMD Sports Investments Inc. and 2938201 Canada Inc., landlords of the Company's properties located in St. Jean, Quebec and St. Hyacinthe, Quebec, respectively brought motions against the Company which would require the Company to undertake certain repairs to the properties for an estimated $630. The Company believes these motions to be without merit.

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

INFORMATION ABOUT SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS


2001                                         Equipment                       Apparel                     Segment Total
                                    --------------------------------------------------------------------------------------------
                                      For the Three    For the Nine   For the Three   For the Nine   For the Three  For the Nine
                                      Months ended    Months ended    Months ended   Months ended    Months ended   Months ended
                                        Sept. 30          Sept. 30        Sept. 30       Sept. 30       Sept. 30      Sept. 30
                                    --------------------------------------------------------------------------------------------

Net sales to external customers           $49,635       $105,326         $16,264        $37,660        $65,899        $142,986
Gross profit                               19,789         42,032           7,345         15,836         27,134          57,868
Depreciation of property, plant
  and equipment                               611          1,962              92            343            703           2,305
Inventories                                27,316         27,316          18,248         18,248         45,564          45,564


2000                                         Equipment                       Apparel                     Segment Total
                                    --------------------------------------------------------------------------------------------
                                      For the Three    For the Nine   For the Three   For the Nine   For the Three  For the Nine
                                      Months ended    Months ended    Months ended   Months ended    Months ended   Months ended
                                        Sept. 30          Sept. 30        Sept. 30       Sept. 30       Sept. 30      Sept. 30
                                    --------------------------------------------------------------------------------------------

Net sales to external customers           $52,200       $114,204         $15,824        $32,840        $68,024        $147,044
Gross profit                               21,089         47,383           6,477         12,898         27,566          60,281


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



RECONCILIATION OF SEGMENT PROFIT OR LOSS

                                                               ----------------------------------------------------------------
                                                               For the Three    For the Nine    For the Three    For the Nine
                                                                Months ended    Months ended     Months ended    Months ended
                                                               Sept. 30, 2001  Sept. 30, 2001   Sept. 30, 2000  Sept. 30, 2000
                                                               ----------------------------------------------------------------

Segment Gross Profit                                                  $27,134          $57,868         $27,566          $60,281

Unallocated amounts:

        Selling general and administrative expenses                    15,446           44,294          17,459           48,412

        Restructuring charges                                             810            2,815               -                -

        Amortization of excess reorganizational value
          and goodwill                                                  1,098            3,303           1,119            3,381

        Other (income) expense, net                                       885            1,989             (82)             280

        Interest expense                                                3,622           10,335           3,793            9,941
                                                               --------------- ---------------- --------------- ----------------

Income (loss) before income taxes and extraordinary item                5,273           (4,868)          5,277           (1,733)
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

                               THE HOCKEY COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2.

INTRODUCTION


     The Hockey Company ("THC" or the "Company") was incorporated in September 1991 and reorganized in April 1997.

     The operations of The Hockey Company and its subsidiaries include the design, development, manufacturing and marketing of hockey and hockey related products, including hockey uniforms, hockey sticks, protective equipment, hockey, figure and inline skates and street hockey products, marketed under the CCM(R), Jofa (R), Koho (R), Heaton (R), Titan(R) and Canadien (R) brand names, and private label brands and licensed hockey apparel under the CCM(R), and #1 Apparel TM names. The Company sells its products worldwide to a diverse customer base consisting of mass merchandisers, sporting goods chains, independent retailers and international distributors. The Company manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

2001 COMPARED TO 2000

     Apparel net sales increased 14.7% to $37.7 million in the nine months ended September 30, 2001, as compared to $32.8 million in the nine months ended September 30, 2000. For the three months ended September 30, 2001, apparel net sales were $16.3 million, representing a 2.8% increase compared to net sales in the three months ended September 30, 2000 of $15.8 million. The increase was attributable primarily to stronger demand resulting from the Company's exclusive status under its license agreement with NHL Enterprises, LP, the marketing affiliate of the NHL.

     Equipment net sales decreased 7.8% to $105.3 million in the nine months ended September 30, 2001, as compared to $114.2 million in the nine months ended September 30, 2000. For the three months ended September 30, 2001, equipment net sales were $49.6 million, representing a 4.9% decrease compared to net sales in the three months ended September 30, 2000 of $52.2 million. The decrease was attributable primarily to unfavourable exchange rates in 2001 compared to last year and weaker sales of ice skates, protective equipment and sticks.

     Gross profit on apparel sales before restructuring charges for the nine months ended September 30, 2001 was $17.0 million compared to $12.9 million in 2000, an increase of 32.0%. Gross profit on apparel sales before restructuring charges for the three months ended September 30, 2001 was $7.6 million compared to $6.5 million in 2000, an increase of 17.8%.

                               THE HOCKEY COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Measured as a percentage of apparel net sales, gross profit margins before restructuring charges increased to 45.2% in the first nine months of 2001 from 39.3% in the same period in 2000.

     Gross profit on equipment sales for the nine months ended September 30, 2001 was $42.0 million compared to $47.4 million in 2000, a decrease of 11.3%. Gross profit on equipment sales for the three months ended September 30, 2001 was $19.8 million compared to $21.1 million in 2000, a decrease of 6.2%. Measured as a percentage of equipment net sales, gross profit margins decreased to 39.9% in the first nine months of 2001 from 41.5% in the same period in 2000.

     For the nine months ended September 30, 2001, selling, general and administrative expenses before restructuring charges decreased 8.5% to $44.3 million compared to $48.4 million in the first nine months of 2000. In the three months ended September 30, 2001, these expenses decreased 11.5% to $15.4 million from $17.5 million in 2000. Measured as a percentage of net sales, in the first nine months of the year the ratio also decreased to 31.0% in 2001 from 32.9% in 2000. The decrease in the selling, general and administrative expenses is a result of first quarter restructuring activities (see Restructuring reserves), offset by increased NHL commitments.

     The amortization of excess reorganization value and goodwill decreased slightly from $3.4 million in the first nine months of 2000 to $3.3 million in the first nine months of 2001. The operating income before restructuring charges for the nine months ended September 30, 2001 was $11.5 million, compared to $8.5 million for the nine months ending September 30, 2000.

     Other expense consists primarily of amortization of deferred financing costs.

     Earnings before interest, taxes, depreciation and amortization (EBITDA), which is a measure of cash generated from operations, was $18.8 million for the nine months ($13.0 million for the three months) ended September 30, 2001 compared to $16.6 million for the nine months ($11.7 million for the three months) ended September 30, 2000.

     Interest expense of $10.3 million for the nine months ended September 30, 2001 increased by $0.4 million from the same period for the prior year ($9.9 million). The increase is mainly attributable to extension fees on short-term borrowings the Company incurred in the first quarter of the year. For the three months ended September 30, 2001 interest expense decreased to $3.6 million compared to $3.8 million for the same period of the prior year.

     As a result of a business restructuring at the beginning of the year, the Company incurred costs related to severance and facility closures (restructuring charges). - see Restructuring reserves.

     The Company's net loss for the nine months ended September 30, 2001 was $7.6 million compared to $2.8 million for the nine months ended September 30, 2000. For the three months ended September 30, 2001, the Company had a net income of $3.9 million compared to $3.7 million for the three months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Management expects to finance the Company's working capital and capital expenditure requirements through cash generated by its operations and through its new credit facilities established on November 19, 1998 and amended and restated on March 14, 2001.

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

     The Credit Agreements were for a period of two years with a possible extension of one year by the Company, and were amended and restated on March 14, 2001. Total borrowings outstanding under the Credit Agreements were $42.9 million on September 30, 2001 (excluding $5.5 million of letters of credit outstanding). Total borrowings as at December 31, 2000 under the Credit Agreements were $12.3 million (excluding $0.9 million of letters of credit outstanding).

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

     The Company's financing requirements for long-term growth, future capital expenditures and debt service are expected to be met through its operations as well as cash borrowed under its Credit Agreements. During the nine months ended September 30, 2001, the Company's operations used $33.2 million of cash from its operations as compared to $24.8 million of cash used in the same nine months of 2000.

     Investing activities during the nine months ended September 30, 2001 and the nine months ended September 30, 2000 included $1.0 million and $2.2 million, respectively, of purchases of fixed assets.

     During the nine months period ended September 30, 2001, financing activities provided $36.6 million from borrowings under the Company's New Credit Agreements and provided $26.1 million for the same period last year.

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

RESTRUCTURING RESERVES

Effective January 24, 2001, the Company embarked on a plan to rationalize its operations. This rationalization involved the elimination of certain redundancies, both in terms of personnel and operations as well as the consolidation of facilities including the closure of its Mount Forest, Ontario plant. Accordingly, the Company has set up reserves totaling $4.0 million.

The Company has estimated that the restructuring charges would total $4.0 million as follows:

An amount of $3.0 million has been accrued for severance packages in Canada and the U.S., including the closure of the Mount Forest, Ontario plant. To date $2.2 million has been spent.

An amount of $1.0 million has been accrued to cover the cost of facility consolidations. To date $0.7 million has been spent.

                               THE HOCKEY COMPANY
                                     PART II
                                OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           Reference is made to Note 8 of the Notes to Unaudited Consolidated Financial Statements included in Part I of this report.


ITEM 2.    CHANGES IN SECURITIES.

           On September 26, 2001 the Company authorized the grant of employee stock options to purchase 440,000 shares of common stock at an exercise price of $8.50 per share, of which 255,000 shares are allocated to executive officers. In addition, the Company has approved the reduction of the exercise price per share of stock options held by certain employees relating to 160,000 shares at prices of $10.00 to $14.00 to $8.50, of which 150,000 shares are subject to options held by executive officers.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           None.

ITEM 5.    OTHER INFORMATION
           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a) Exhibits:

               27.1 Financial Data Schedule.

           (b) Reports on Form 8-K:

               No reports were filed on Form 8-K during the three months ended September 30, 2001.

                                   SIGNATURES
                                   ----------

     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE HOCKEY COMPANY
                                  (REGISTRANT)


                By:    /s/ Robert A. Desrosiers
                Name:      Robert A. Desrosiers
                Title:     Vice President, Finance and Administration
                           (Principal Financial and Accounting Officer)






Date: October 31, 2001