Form 10-K
period 2001-12-31
HOCKEY CO
filed 2002-03-12
CIK 880036

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001       Commission file number 0-19596

                               THE HOCKEY COMPANY
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  13-36-32297
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

3500 BOULEVARD DE MAISONNEUVE, SUITE 800                  H3Z 3C1
MONTREAL, QUEBEC, CANADA                                 (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (514) 932-1118

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 2002 has not been determined due to the extremely limited trading volume in the registrant's common stock; however, 1,060,286 shares of the voting stock were held by non-affiliates of the registrant on March 11, 2002.

As of March 11, 2002, 6,500,549 shares of the registrant's common stock, $.01 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

TABLE OF CONTENTS

                                                                            Page
                                                                            ----


                                     PART I

Item 1.   Business............................................................3

Item 2.   Properties..........................................................9

Item 3.   Legal Proceedings..................................................10

Item 4.   Submission of Matters to a Vote of Security Holders................10


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters................................................11

Item 6.   Selected Financial Data............................................12

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................14

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk ........21

Item 8.   Financial Statements and Supplementary Data........................22

Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure................................44


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.................45

Item 11.  Executive Compensation.............................................48

Item 12.  Security Ownership of Certain Beneficial Owners and Management.....53

Item 13.  Certain Relationships and Related Transactions.....................54


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....55

PART I

ITEM 1.  BUSINESS

OUR COMPANY

         We are the world's largest marketer, designer and manufacturer of hockey equipment and related apparel. Our primary brands, CCM(R), Koho(R) and Jofa(R), are among the most widely recognized brands in hockey and we estimate that we have a 30% share of the worldwide ice and roller hockey equipment and related apparel market. We sell our products to a diverse customer base consisting of specialty retailers, sporting goods shops, mass merchandisers and international distributors. We manufacture at highly automated facilities, and have distribution facilities, in North America, Finland and Sweden.

         We offer a complete line of ice and roller hockey equipment and related apparel. Hockey equipment represents approximately 64% of our sales, hockey related apparel 32% of our sales and non-hockey products represents the remaining 4%.

         HOCKEY EQUIPMENT. Our comprehensive line of hockey equipment, including skates, protective equipment, hockey sticks and goaltender equipment, provides a wide range of choices for both recreational and professional players. Our skates and other equipment are sold at various price points and range from high performance products used by professionals in the NHL and other professional leagues, to intermediate performance products used by youth league players, among others, and to entry-level products for the beginner. As of November 2001, 98% of all NHL players used at least one piece of our equipment.

         HOCKEY RELATED APPAREL. The hockey related apparel segment of our business consists of licensed hockey jerseys, team uniforms and socks and licensed or branded activewear. We have been an NHL licensee since 1967 and we are currently the exclusive supplier of hockey jerseys to every NHL team and have the exclusive worldwide right to market authentic and replica NHL jerseys. Our jerseys are worn by every player and official in the NHL. We are also the world's largest manufacturer of team uniforms and socks worn by players in hockey leagues, camps, schools and associations. Our licensed or branded activewear lines include high quality fleecewear, pants, shirts, T-shirts, golf shirts, turtlenecks, outerwear and caps embroidered with the NHL, NCAA and other team and league logos.

         NON-HOCKEY PRODUCTS. In addition to our primary hockey related equipment, we also market and manufacture other equipment, including alpine skiing and equestrian helmets. In addition, in Finland and Sweden, we are the exclusive distributor of Merrell footwear, a leading outdoor footwear brand.

         Please refer to the Consolidated Financial Statements and related notes included in this Form 10-K for more information on our segments.

INDUSTRY OVERVIEW

         We compete in the wholesale ice and roller hockey equipment and related apparel markets. We estimate the worldwide wholesale hockey equipment and related apparel market in 2000 was approximately $660 million, and we estimate that we have a 30% share of this market. Although the worldwide hockey equipment market has remained stable overall, we anticipate several specific factors will support the future growth of the industry, including:

         o        increased fan interest and increased participation in hockey;

         o the recent expansion of the NHL into new markets such as Nashville in 1998, Atlanta in 1999 and Columbus and Minnesota in 2000;

         o        increased marketing by the NHL;

         o        increased construction of ice rinks; and

         o favorable demographics, such as the tendency for hockey enthusiasts to be more educated and have greater disposable income than participants and fans of other traditional team sports.

         The hockey equipment and hockey related apparel markets are segments of the U.S. and worldwide sporting goods industries. Several factors are expected to support the further growth of the sporting goods industry in general, including:

         o the considerable leisure time and financial resources of the baby boomer population;

         o heightened awareness of the importance of recreational exercise; and

         o        the growing overseas market for recreational products.

OUR PRODUCTS

         We manufacture and market a fully integrated line of hockey equipment and apparel. Our hockey equipment product lines include:

         o        ice hockey, roller hockey and figure skates;

         o        protective equipment;

         o        hockey sticks; and

         o        goaltender equipment.


Our hockey related apparel products include:

         o        NHL licensed hockey jerseys;

         o        team uniforms and socks; and

         o        licensed or branded activewear.

HOCKEY EQUIPMENT PRODUCT LINES

         ICE HOCKEY, ROLLER HOCKEY AND FIGURE SKATES. We manufacture and market a wide range of ice hockey skates under the CCM, Tacks(Registered Trademark), Externo(Trademark), Powerline(Registered Trademark), Jofa and Koho labels. The tradition of the flagship CCM brand of skates, first introduced to the market in 1905, is interwoven throughout the history of ice hockey and the NHL. We manufacture all of our high end ice hockey skates and outsource our entry level ice hockey, roller hockey and figure skates. We focus on marketing premium roller hockey skates targeted at high price points. In addition, we market six different models of figure skates under the CCM and Jofa labels.

         PROTECTIVE EQUIPMENT

                  BODY PROTECTIVE EQUIPMENT AND GLOVES. We market a variety of body protective equipment, including shoulder pads, shin guards, elbow pads and gloves under the CCM, Koho and Jofa brands. CCM gloves and body protective equipment are marketed under three sub-brands, Tacks, Supra and Powerline.

                  HELMETS. We market our helmets under the CCM and Jofa labels, which have been two of the leading brands of helmets for over 30 years. More players in the NHL wear our helmets than any other competitor's products. Our helmets provide a high level of protection and prominently display the CCM and Jofa brand names.

                  PANTS AND ACCESSORIES. We market hockey pants under the CCM, Koho and Jofa labels. CCM branded pants also carry the Supra and Powerline sub-brand names. In addition, we market several accessories, such as carry bags, athletic supporters and equipment for officials.

         HOCKEY STICKS. We believe we are the premier manufacturer of hockey sticks and set the industry standards for quality, innovation and stick performance. We market a wide range of hockey sticks incorporating various materials, designs and performance characteristics. Our sticks are sold under the CCM and Koho brands. CCM and Jofa sticks are also sub-branded for greater market segmentation. CCM sub-brands include Tacks, Canadien, Supra and Powerline for our player, non-goaltender, sticks and Tacks and Heaton for goaltender sticks. Similarly, the Titan sub-brand is associated with the Jofa primary brand. We are also a leading provider of replacement blades, enabling players to re-use the shaft of their two-piece hockey sticks.

         GOALTENDER EQUIPMENT. We produce a fully integrated line of goaltender equipment. We market our goaltender facemasks, catch mitts and blockers, goaltender arm and body protectors and leg pads under the Heaton sub-label of CCM and the Koho brand. We market our goaltender pants under the Supra and Heaton sub-labels of CCM and the Koho brand.

         NON-HOCKEY EQUIPMENT. We also manufacture and market other equipment, including alpine skiing and equestrian helmets. These products are manufactured and assembled at our Malung, Sweden facility. In addition, in Finland and Sweden, we are the exclusive distributor of Merrell footwear, a leading outdoor footwear brand.

HOCKEY RELATED APPAREL PRODUCTS

         LICENSED HOCKEY JERSEYS. We have supplied NHL teams with authentic jerseys for 35 years. Pursuant to our most recent license agreement with the NHL, we hold the exclusive right to provide authentic jerseys used "on-ice" by every team in the NHL and market authentic and replica jerseys of all 30 teams. Our exclusive agreement with the NHL expires on June 30, 2004, with our option to renew through June 30, 2005. In addition, under our license agreement with the NHL Players Association, we have the right to market these jerseys with the names and numbers of NHL players. In addition to supplying jerseys to the NHL, we also maintain agreements to provide jerseys to professional teams in other leagues as well as some major NCAA teams.

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

         TEAM UNIFORMS AND SOCKS. We sell non-team identified team uniforms and socks that are primarily used by organized leagues, amateur hockey associations and schools. The majority of these jerseys is of replica quality and is sold through retail channels. We also produce hockey socks for both professional and recreational markets.

         LICENSED OR BRANDED ACTIVEWEAR. We offer a high quality line of fleecewear, pants, shirts, T-shirts, golf shirts, turtlenecks, outerwear and caps embroidered with the NHL, NCAA and other team and league logos. We market these products pursuant to several license agreements with a variety of organizations, including the NHL, major colleges and universities, the NCAA and the American Hockey League. We outsource the production of all of our activewear products. In addition to sports apparel and accessories displaying professional and collegiate team logos and designs, we also sell our line of caps, T-shirts, and fleecewear to corporations and other organizations. Our products include custom embroidered and screen printed T-shirts and polo shirts bearing corporate and organizational logos.

SALES AND MARKETING

         NORTH AMERICAN SALES. In Canada, our equipment sales organization is comprised of a group of independent representatives that sell CCM branded equipment and another group of independent representatives dedicated to selling Koho and Jofa equipment. In the U.S., independent representatives carry all brands. Sales representatives are charged primarily with selling equipment, products and jerseys to our smaller hockey specialty accounts. Regional managers, in both Canada and the U.S., are charged with overseeing the sales representative organization and also maintaining our larger accounts across all brands.

         We have a separate sales force for apparel, comprised of a vice president of sales, a key account manager and independent representative organizations. Our apparel sales team possesses extensive industry experience. Our sales representatives are responsible for selling apparel, including licensed jerseys, and licensed or branded activewear, to large sporting goods and department stores in the U.S.

         INTERNATIONAL SALES. In Sweden, Finland and Norway, we sell our equipment and apparel directly to retailers and teams, through our in-house sales team in Scandinavia. Outside of those countries, we sell our products through distributors located in over 40 countries in Europe, South America, Central America, Africa, Australia and the Far East. These distributors, in turn, sell our products to teams and retailers. Our European sales activities, as well as sales activities in South America, Central America, and Pacific Rim countries, are controlled through our European General Manager based in Sweden.

NHL AGREEMENTS

         NHL MARKETING LICENSES. Our license agreement with NHL Enterprises, LP, the marketing affiliate of the NHL, extends through June 30, 2004 with our option to renew through June 30, 2005, and gives us the exclusive right to supply authentic game jerseys used "on-ice" by the 30 NHL teams, including playoff and all-star jerseys. Authentic game jerseys are supplied under the CCM and Koho brand names, while authentic practice jerseys are supplied under the Jofa brand name. We are also the exclusive supplier of "on-ice" jerseys and pants for NHL officials under the Jofa brand name. Our brand names are placed, pursuant to the agreement, on the outside rear neck of the jersey, to provide brand name exposure. We also have the right to use the names, logos, and other indicia of the NHL and the NHL member teams on an exclusive basis in connection with the manufacture, supply and sale of replica game and practice jerseys of the 30 NHL teams. Pursuant to a separate agreement with the National Hockey League Players Association, we are entitled to market authentic and replica game and practice jerseys identified with the names and numbers of NHL players. Since the beginning of the 2000/2001 NHL season, the CCM logo appears above each player's name on every "home" NHL jersey, the Koho logo appears above each player's name on every "away" and "third" NHL jersey and the Jofa label is on uniforms for all NHL officials. The agreement also grants us the exclusive right to market T-shirts, golf shirts, workout wear, outerwear and activewear bearing NHL logos, names and designs under the NHL's Center-Ice-Registered(Trademark) trademark, which are worn by the trainers of all NHL teams during games. We also have the non-exclusive right to use the NHL team logos on headwear. We market all of the foregoing products to North American retailers for resale as well as to European and Asian distributors.

         Pursuant to the license agreement we are required to pay a license fee and royalties to the NHL based on our net sales, with minimum royalty amounts guaranteed to be paid by us each license year. In addition to these costs, we have agreed to purchase a fixed dollar amount of marketing from the NHL and from each of the NHL teams.

         We license the use of NHL trademarks for our Jofa hockey protective equipment. The premium products in the protective equipment line (shoulder, shin and elbow pads) are co-branded with the Center-Ice trademark, also referred to as "the official equipment worn by the NHL." The NHL reserves this mark for products with overwhelming usage by NHL players. Other Jofa products are co-branded with the NHL shield.

         NHL ON-ICE EQUIPMENT LICENSE. Our brands are permitted to appear on equipment used by NHL players "on-ice" pursuant to a separate On-Ice Equipment License with the NHL. The extensive use of our products by NHL players significantly promotes the high visibility of our brands among consumers. All of our products prominently display their respective brand and sub-brand logos, resulting in significant and cost-effective exposure in arenas, on television and in newspapers, magazines and other printed media. Our market research indicates that NHL use of a particular brand of equipment is among the key factors in a consumer's purchase decision. Our products enjoy widespread usage among NHL players without paid endorsement. We do, however, have endorsement agreements with several high visibility players including, among others, Martin Brodeur (CCM Heaton) of the New Jersey Devils, Mark Recchi (CCM) of the Philadelphia Flyers, Patrick Roy (Koho) of the Colorado Avalanche, Daniel Sedin (Jofa) and Henrik Sedin (Jofa) of the Vancouver Canucks, Mats Sundin (CCM) of the Toronto Maple Leafs and Joe Thornton (CCM) of the Boston Bruins.

         MEDIA PROMOTION. In addition to our "on-ice" exposure, we have purchased time slots during both locally and nationally televised hockey games in Canada and the U.S. Our media plan includes radio spots. As a result of the increased coverage of the NHL by ABC and ESPN, we have increased our television and radio promotion. Reinforcing the television campaign are full-page color advertisements placed in game programs, trade and consumer hockey publications distributed throughout North America, such as The Hockey News(R), New England Hockey Journal and Hockey Business News(R).

CUSTOMERS AND DISTRIBUTION CHANNELS

         We maintain a diversified and broad universe of over 4,000 customers worldwide and are not dependent on any single customer. Sales in the U.S. accounted for approximately 45% of our total 2001 revenue, sales in Canada accounted for approximately 32% of our total 2001 revenue and sales in Europe and the rest of the world accounted for approximately 23% of our total 2001 revenue. Our customer base consists of independently owned hockey specialty retail stores, large sporting goods retailers, department stores and other retailers. In fiscal 2001, no customer accounted for more than 10% of our sales.

         We sell our hockey related apparel, including jerseys and licensed or branded activewear, through the same channels as our equipment products, in addition to generating revenue from sales to "in-stadium" concession stores. Jerseys are sold mainly through specialty retail and "in-stadium" concession stores. Our new license agreement with the NHL provides us with better access to "in-stadium" concession stores to market our licensed jerseys and licensed or branded activewear. We believe "in-stadium" concession stores which purchase authentic licensed jerseys from us will increase their orders for our licensed or branded activewear products due to purchasing efficiencies. We have established a separate U.S. sales force who will market our new line of hockey related licensed or branded activewear through new channels. We expect this sales force to generate sales from large retailers, department stores and other retailers.

RESEARCH AND DEVELOPMENT

         We believe we are the industry's leader in product innovation and have dedicated significant resources to ensure our future technological leadership. The majority of our products are developed and commercialized in our three research and development centers located in St. Jean, Quebec, Tammela, Finland and Malung, Sweden. These facilities employ designers, engineers and model makers and feature comprehensive testing equipment, woodworking, spray painting, molding and sculpting capabilities and have creative services departments which are responsible for packaging, catalogue design and development.

         Our research and development teams work closely with each of our product business units to enhance the quality and performance of existing products and to introduce new products into the marketplace. The majority of our products are developed internally through our research efforts and continued feedback from professional and recreational players, as well as from retail customers. In addition, we have developed an alliance with a major Canadian university. Our university affiliation will support our efforts to develop equipment performance benchmarks, as well as new materials and equipment designs.

MANUFACTURING

         EQUIPMENT MANUFACTURING PROCESSES. We believe we have developed the industry's most advanced hockey equipment manufacturing processes, with proprietary technologies and extensive automation. We believe that we operate the industry's most automated hockey stick production facility at our Cowansville, Quebec facility. We outsource the production of the majority of our ice and roller skates and protective equipment line to high quality facilities primarily in Asia and the Czech Republic, except for our high-end ice skates, custom products and helmets which are produced in-house.

         HOCKEY RELATED APPAREL MANUFACTURING PROCESSES. We are a vertically integrated manufacturer of hockey jerseys and socks and make extensive use of automation. In order to maintain our high quality standards, we knit our own jersey fabric and hockey socks and cut and assemble the components for our jerseys. In addition, we have developed sophisticated sewing equipment that facilitates the labor-intensive finishing process of jersey production. We have recently implemented several initiatives that have dramatically increased throughput and the overall efficiency of our jersey manufacturing lines. We have outsourced a small portion of our jersey production to meet demand. For our activewear line, we source blank jackets, fleecewear and other apparel from third parties and, in turn, have them embellished by other third parties with team crests and logos and our brand names.

SUPPLIERS

         We have a diverse network of suppliers. No single supplier accounted for more than 10% of our consolidated purchases during the year ended December 31, 2001.

COMPETITION

         Our principal competitor in the hockey equipment market is Bauer Nike Hockey Inc., a subsidiary of Nike, Inc. In addition to Bauer Nike, we compete with several smaller companies that typically do not offer full product lines, including Easton Sports, Inc., Mission Hockey Company, Sherwood Drolet Ltd. and ITECH Sport Products Inc. Although we and Bauer Nike together account for a significant portion of the worldwide hockey equipment market, the remaining market is highly fragmented. We compete on the basis of brand image, technology, quality and performance of our products, method of distribution, price, style and intellectual property protection.

         Within the hockey apparel segment, our competitors for licensed jerseys have included Bauer Nike, Starter Corporation and Pro Player, Inc. These companies have exited the market for licensed NHL jerseys over the last few years. In the team uniform market, our competitors include Bauer Nike, Athletic Knit, SP and Kobe. Although the licensed or branded activewear market is highly fragmented, we compete with companies such as Lee Company, Logo Athletic, Antigua Sportswear, Spotlight Apparel and Pro Player.

PATENTS AND TRADEMARKS

         PATENTS. We currently hold patents and industrial designs in multiple countries. The patents encompass various product innovations and designs. Many of our patents represent what have become industry standards in performance and quality. Examples include the F-I-T System Thermo-forming process that is featured in our hockey skate line and Hyper X Locking Mechanism and Joint Discharge Principle that are featured in our protective equipment product line.

         TRADEMARKS. We own a substantial number of trademarks including Jofa, Koho, Tacks, Heaton, Titan, Canadien and Externo. All of our trademarks are owned by us except for the CCM trademark which is owned by CCM Holdings (1983) Inc., which in turn is 50% owned by us through our subsidiaries. The remaining 50% of CCM Holdings is owned by an unaffiliated Canadian bicycle company. We have the exclusive and perpetual right to use the CCM trademark royalty free in connection with skates, hockey equipment and hockey related apparel.

EMPLOYEES

         As of December 31, 2001, we employed 1,587 persons, of which 1,367 are employed in Canada, 30 are employed in the United States and the balance are employed in Europe. None of our employees in the United States are unionized, while 390 of our employees at our St. Jean, Quebec facility, 100 of our employees at our Malung, Sweden facility, 91 of our employees at our Tammela, Finland facility, 54 employees at our Drummondville, Quebec facility and 47 of our employees at our Harrow, Ontario facility are unionized. The collective bargaining agreement with the union expired in December 2001 for Drummondville and negotiations for its renewal are in the early stages. With the agreement of the union, we continue to operate under the prior agreement. The collective bargaining agreements with the unions expire in 2002 and 2003, respectively, for St. Jean and Harrow, and in 2004 and 2003, respectively, for Malung, Sweden and Tammela, Finland.

ITEM 2.  PROPERTIES

         Our primary executive offices of our operations are located in Montreal, Canada and we conduct our operations through 21 facilities: 3 in the U.S., 10 in Canada, and 8 in Europe. We believe that our existing manufacturing and distribution facilities have sufficient capacity to support our business without the need for significant additional or upgraded equipment or capital expenditures. The following table summarizes each of our principal facilities for its operations.


                                                                         APPROXIMATE
FACILITY LOCATION                             USE                        SQUARE FEET        LEASE/OWN     LEASE EXPIRY
-----------------------     -----------------------------------------   -------------      -----------   --------------
UNITED STATES
Bradford, Vermont           U.S. apparel distribution                       85,000           Own            --
Branford, Connecticut       U.S. apparel offices                             3,726          Lease        Apr. 2002
Stowe, Vermont              U.S. sales office                                1,600          Lease        Mar. 2003

CANADA
Cap de la Madeleine,
Quebec                      Hockey apparel sewing                           12,000          Lease        Jan. 2005
Cowansville, Quebec         Hockey stick manufacturing                      45,500           Own            --
Drummondville, Quebec       Hockey stick manufacturing                      63,000           Own            --
Granby, Quebec              North American apparel distribution center      53,200          Lease        Dec. 2003
Harrow, Ontario             Goaltender equipment manufacturing              15,000          Lease        Dec. 2004
Montreal, Quebec            Executive and administrative offices            50,000          Lease        Feb. 2008
Richmond, Quebec            Hockey apparel sewing                           11,500          Lease        June 2003
St. Hyacinthe, Quebec       Hockey apparel cutting and sewing               78,000          Lease        Jan. 2005
St. Hyacinthe, Quebec       North American equipment distribution          180,000          Lease        Jan. 2005
                            center
St. Jean, Quebec            Hockey equipment and skate manufacturing       138,000          Lease        Nov. 2004

EUROPE
Fredrikstad, Norway         Sales office                                    14,500 *        Lease        Oct. 2003
Goteburg, Sweden            Sales office                                     1,227          Lease        June 2002
Helsingborg, Sweden         Sales office                                       400          Lease        Aug. 2002
Helsinki, Finland           Sales office                                     1,500          Lease        Quarterly
Johannesh, Sweden           Sales office                                     1,600          Lease       Sept. 2004
Jyvaskyla, Finland          Sales representative office                        380          Lease       Two months
Malung, Sweden              Protective equipment factory, warehouse
                               and offices                                 123,000          Lease       Sept. 2004
Tammela, Finland            Hockey stick factory, warehouse and offices     50,000      Lease (land)     Dec. 2087
-----------------------     -----------------------------------------   -------------      -----------   --------------

* A majority of the Fredrikstad facility is sublet to a third party.

ITEM 3.  LEGAL PROCEEDINGS

         Other than certain legal proceedings arising from the ordinary course of business, which we believe will not have a material adverse effect, either individually or collectively, on the financial position, results of operations or cash flows, there is no other litigation pending or threatened against us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


           None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.     PRICE RANGE OF COMMON STOCK

       On April 11, 1997, the effective date of our Plan of Reorganization, our old common stock ("Old Common Stock") was extinguished and the holders of our Old Common Stock received a total of 300,000 five-year warrants to purchase an aggregate of 300,000 shares of common stock at an exercise price of $16.92 per share (subject to adjustments for stock splits, stock dividends, recapitalizations and similar transactions). Each holder of 67 shares of Old Common Stock received one warrant to purchase, for cash, one share of common stock, with no fractional warrants issued. Also on that date, we issued an aggregate of 6,500,000 shares of common stock, $0.01 par value (as adjusted to take account of fractional interests). Common stock and warrants are quoted on the OTC Bulletin Board under the trade symbols "THCX" and "THCXW", respectively. The range of closing prices of the common stock is not provided, as there has been a limited amount of trading activity in our common stock.

B.     APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

       The approximate number of record holders of our common stock as of March 11, 2002 was 304. There are also 297 warrant holders who are eligible to convert those warrants into common stock under certain conditions. We did not pay dividends on our common stock and we have no current plans to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following table contains selected consolidated historical financial data derived from our audited consolidated financial statements for the five fiscal years ended December 31, 1997, 1998, 1999, 2000 and 2001. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes contained elsewhere in this Form 10-K. The fiscal year ended December 31, 1998 is shown pro forma for the acquisition of Sports Holdings Corp. as if the acquisition had taken place on January 1, 1998.

                                                                     FISCAL YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------
                                                                            PRO
                                                                           FORMA
                                                   1997(1)      1998      1998(2)      1999        2000        2001
                                                  ---------   ---------   --------   ---------   ---------   ---------
                                                               (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
INCOME STATEMENT DATA:
  Net sales.....................................  $ 123,754   $ 110,817   $183,158   $ 190,603   $ 194,463   $ 198,187
  Cost of goods sold before restructuring
    charges.....................................     73,775      65,026    108,637     109,778     117,221     117,916
  Restructuring and unusual charges.............         --          --         --          --          --       1,198
                                                  ---------   ---------   --------   ---------   ---------   ---------
  Gross profit..................................     49,979      45,791     74,521      80,825      77,242      79,073
  Selling, general and administrative expenses
    before restructuring charges................     38,237      35,272     58,484      58,990      65,080      61,148
  Restructuring and unusual charges.............      6,315       1,900         --          --          --       4,495
  Amortization of excess reorganization value
    and goodwill................................      1,712       2,606      4,452       4,572       4,500       4,390
                                                  ---------   ---------   --------   ---------   ---------   ---------
  Operating income..............................      3,715       6,013     11,585      17,263       7,662       9,040
  Other (income) expense, net...................      1,955      (4,588)      (657)      1,736         861       1,390
  Interest expense..............................      3,922       4,108     11,400      12,025      13,599      13,643
                                                  ---------   ---------   --------   ---------   ---------   ---------
  Income (loss) before income taxes and
    extraordinary items.........................     (2,162)      6,493        842       3,502      (6,798)     (5,993)
  Income taxes..................................      4,665       4,603      2,875       5,276       1,293       3,375
                                                  ---------   ---------   --------   ---------   ---------   ---------
  Net income (loss) before extraordinary
    items.......................................     (6,827)      1,890     (2,033)     (1,774)     (8,091)     (9,368)
  Extraordinary items -- Gain (loss) on early
    extinguishment of debt, net of income
    taxes.......................................     58,726          --         --          --          --      (1,091)
                                                  ---------   ---------   --------   ---------   ---------   ---------
  Net income (loss).............................     51,899       1,890     (2,033)     (1,774)     (8,091)    (10,459)
  Preferred stock dividends.....................         --         190      1,625       1,625       1,861       2,103
  Accretion of 13% Pay-in-Kind preferred
    stock.......................................         --          35        237         226         237         238
                                                  ---------   ---------   --------   ---------   ---------   ---------
  Net income (loss) attributable to common
    stockholders................................  $  51,899   $   1,665   $ (3,895)  $  (3,625)  $ (10,189)  $ (12,800)
                                                  =========   =========   ========   =========   =========   =========
  Basic earnings (loss) per share before
    extraordinary items.........................        N/A   $     .25   $  (0.58)  $   (0.54)  $   (1.53)  $   (1.65)
  Diluted earnings (loss) per share before
    extraordinary items.........................        N/A   $     .25   $  (0.58)  $   (0.54)  $   (1.53)  $   (1.65)
  Basic earnings (loss) per share...............        N/A   $     .25   $  (0.58)  $   (0.54)  $   (1.53)  $   (1.81)
  Diluted earnings (loss) per share.............        N/A   $     .25   $  (0.58)  $   (0.54)  $   (1.53)  $   (1.81)

                                                                     FISCAL YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------
                                                                            PRO
                                                                           FORMA
                                                   1997(1)      1998      1998(2)      1999        2000        2001
                                                  ---------   ---------   --------   ---------   ---------   ---------
                                                                         (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA (AS OF YEAR-END):
  Cash and cash equivalents.....................  $   8,051   $   2,593              $   3,519   $   2,423   $   6,503
  Working capital, net(3).......................     38,100      57,128                 70,952      65,443      75,685
  Property, plant and equipment, net of
    accumulated depreciation....................      9,508      22,063                 22,860      21,142      16,834
  Total assets..................................    118,780     207,178                209,611     195,579     199,423
  Total debt....................................     33,030      97,140                108,226     103,798     114,385
  Accrued dividends payable.....................         --         190                  1,815       3,676       5,779
  Deferred income taxes and other long-term
    liabilities.................................      1,480         182                     66         495       1,128
  13% Pay-in-Kind redeemable preferred
    stock(4)....................................         --      10,870                 11,096      11,333      11,571
  Cash dividends declared per common share......         --          --                     --          --          --
  Total stockholders' equity....................     68,882      69,238                 63,637      52,260      42,220

OTHER FINANCIAL DATA:
  EBITDA(5).....................................  $  14,316   $  15,893   $ 23,474   $  27,319   $  18,248(6) $  25,300
  EBITDA margin(5)..............................       11.6%       14.3%      12.8%       14.3%        9.4%       12.8%
  NET CASH PROVIDED BY (USED IN):
  Operating activities..........................  $  18,258   $  19,118              $     876   $   5,241   $  (9,122)
  Investing activities..........................        422     (66,267)                (4,649)     (4,799)     (1,137)
  Financing activities..........................    (46,010)     41,775                  4,696      (1,269)     14,397
  Capital expenditures..........................      2,017       3,480   $  5,126       4,821       3,558       1,478

------------------------------

(1) Earnings per share data is not presented for 1997 because it is not meaningful, and 1997 pre and post re-organization results have been combined.

(2) Effective November 19, 1998, we acquired all of the issued and outstanding share capital of Sports Holdings Corp. The results of operations related to the acquisition have been included as if the acquisition had taken place on January 1, 1998.

(3) Working capital, net, is current assets excluding cash and cash equivalents less current liabilities excluding short-term debt and the current portion of long-term debt. It should be noted that companies calculate working capital, net, differently and, therefore, working capital, net, as presented for us may not be comparable to working capital, net, reported by other companies.

(4) The 13.0% Pay-in-Kind preferred stock is subject to mandatory redemption six months after the maturity of the Notes.

(5) EBITDA is a measure of the cash generated from operations and has been included in the selected historical financial and operating data because management believes that it would be a useful indicator for investors. EBITDA is defined as earnings (net income) before interest, income and capital taxes, depreciation and amortization, restructuring charges and other unusual or non-recurring items. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles, but is presented because it is a widely accepted indicator of a company's ability to source and incur debt. EBITDA is defined in accordance with our existing North American seasonal working capital facilities. EBITDA should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA margin is EBITDA divided by net sales.

(6) EBITDA in 2000 was negatively affected by three events that management expects to be non-recurring: (i) the liquidation of a large amount of excess and discontinued product at below normal prices by a competitor, resulting in decreased demand of our products during the fourth quarter and first half of 2001, (ii) first year expenses related to being the exclusive licensee of NHL licensed jerseys and (iii) the discontinuation of our line of recreational in-line skates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY BACKGROUND AND INTRODUCTION

    We can trace our origins to September 1899, when the Canada Cycle and Motor Company (CCM) was formed as a manufacturer of bicycles and motorcars. In 1905, CCM began marketing ice hockey skates for a sport barely 30 years old at that time and, in 1937, acquired the Tackaberry (later Tacks) trade name. In 1983, CCM was amalgamated with Sport Maska Inc., a manufacturer of hockey jerseys for the NHL since 1967. Prior to 1994, the Company consisted of the hockey products business and the toy and fitness products business marketed under the Buddy L name. While the Company was economically sound, the subsidiaries that operated the toy and fitness products business were not financially stable and filed for Chapter 11 bankruptcy protection in March 1995. Although the Company continued to operate and service its trade debt on a timely basis, it defaulted on its credit agreement as a result of the losses at the toy and fitness products business. This ultimately resulted in the Company filing for relief under Chapter 11 of the U.S. Bankruptcy Code in October 1995. WS Acquisition LLC, an affiliate of Wellspring Capital Management LLC, acquired a controlling interest in us in April 1997 as part of our emergence from bankruptcy. In November 1998, we acquired Sports Holdings Corp., Europe's largest manufacturer of ice, roller and street hockey equipment and their Jofa, Koho, Canadien, Heaton and Titan brands. As a result, we are now the world's largest marketer, designer and manufacturer of hockey equipment and related apparel.

    The following discussion provides an assessment of our results of continuing operations, financial condition and liquidity and capital resources, and should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere herein. (All references to "Note(s)" refer to the Notes to the Consolidated Financial Statements.) The information presented below should be read in conjunction with the consolidated financial statements included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

    Our results of operations as a percentage of net sales for the periods indicated were as follows:

                                                                1999       2000       2001
                                                              --------   --------   --------
                                                                            %
Net sales...................................................   100.0      100.0      100.0
Cost of goods sold before restructuring.....................    57.6       60.3       59.5
Restructuring and unusual charges...........................      --         --        0.6
                                                               -----      -----      -----
Gross profit................................................    42.4       39.7       39.9
Selling, general and administrative expenses before
  restructuring charges.....................................    30.9       33.5       30.9
Restructuring and unusual charges...........................      --         --        2.3
Amortization of excess reorganization value and goodwill....     2.4        2.3        2.2
                                                               -----      -----      -----
Operating income............................................     9.1        3.9        4.6
Other expense, net..........................................     0.9        0.4        0.7
Interest expense............................................     6.3        7.0        6.9
                                                               -----      -----      -----
Income (loss) before income taxes and extraordinary item....     1.8       (3.5)      (3.0)
Income taxes................................................     2.8        0.7        1.7
                                                               -----      -----      -----
Net loss before extraordinary item..........................    (0.9)      (4.2)      (4.7)
Extraordinary item--Loss on early extinguishment of debt....      --         --        0.6
                                                               -----      -----      -----
Net loss....................................................    (0.9)      (4.2)      (5.3)
                                                               =====      =====      =====
EBITDA......................................................    14.3        9.4       12.8
                                                               =====      =====      =====

2001 COMPARED TO 2000

    Net sales grew by 1.9% in 2001 to $198.2 million, from $194.5 million in 2000. The increase is due to higher apparel sales offset by reduced hockey equipment sales, primarily inline skates and sticks. Revenues from our non-US operations were adversely affected by currency translation adjustments due to the depreciation of their currencies against the U.S. dollar. Equipment sales were most affected by the foreign exchange impact as they represent over 75% of our revenues from Canada, Sweden and Finland. Equipment sales were also negatively affected in the first half of the year by the continued market saturation resulting from an unusually high level of close-out goods liquidated by a competitor in the fourth quarter of fiscal 2000.

    Apparel sales were again strong with an increase of 18.1% ($9.7 million) over 2000, due to our exclusivity in the licensed jersey market and the strong market acceptance of our new licensed or branded activewear line.

    Despite the negative effect of the depreciation of the Swedish Krona (SEK) and Finnish Markka (FIM), we experienced continued growth of our non-hockey product line due to improved sales of Merrell footwear that is distributed by us in Sweden and especially Finland. Measured in the domestic currencies of those countries, sales of Merrell footwear is up over 20% over last year.

    Gross profit was $79.1 million in 2001 compared to $77.2 million in 2000, an increase of 2.4%. Measured as a percentage of net sales, gross margin increased to 39.9% in 2001 from 39.7% in 2000. The increase is attributable to a different mix of products sold in the periods as well as the implementation of initiatives to reduce manufacturing expenses, offset by $1.2 million of restructuring charges (see Restructuring Reserves) as well as the effect of currency fluctuations. The gross profit before these restructuring charges was 40.5% in 2001.

    Selling, general & administrative expenses before restructuring charges decreased as a percentage of sales to 30.9% of 2001 sales, from 33.5% of total 2000 sales. In dollar terms, there was a decrease to $61.1 million in 2001 from $65.1 in 2000. This decrease is attributed to the significant rationalization of operations and consolidation of facilities in 2001 (see Restructuring Reserves), offset in part by the additional royalties paid to National Hockey League Enterprises, LP and additional NHL team marketing expenses related to having the right to produce and market authentic team jerseys for all 30 NHL teams.

    Operating income for the year ended December 31, 2001 was $9.0 million compared to $7.7 million in the year ended December 31, 2000.

    Other expense consists primarily of amortization of deferred financing costs, offset in part by currency exchange gains.

    EBITDA increased by 38.6% to $25.3 million for 2001 compared to $18.2 million 2000.

    Interest expense was $13.6 million for 2001 and 2000.

    Net loss before income taxes and extraordinary items was $6.0 million in 2001 versus net loss before income taxes of $6.8 million for 2000.

    As a result of the substantive modification to the terms of our long term debt in early 2001, we wrote-off $1.1 million of deferred financing costs which is recorded as an extraordinary item.

    Our net loss for the year ended December 31, 2001 was $10.5 million compared to an $8.1 million loss for the year ended December 31, 2000.

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

    Apparel sales were especially strong with an increase of 24.8%
($10.6 million) over 1999, due to the strong market acceptance of our new licensed or branded activewear line and the exit of our only remaining competitor from the licensed jersey market. Notwithstanding our current exclusivity in the jersey market, sales have been hampered to some degree by the liquidation of our previous competitors' remaining inventory into the marketplace.

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

    Selling, general & administrative expenses increased as a percentage of sales to 33.5% of 2000 sales, from 30.9% of total 1999 sales. In dollar terms, there was an increase to $65.1 million in 2000 from $59.0 in 1999. This increase is attributed to (i) the continued investment in the promotion of our principal brands, (ii) the additional royalties paid to National Hockey League Enterprises, LP pursuant to a new license agreement beginning in July 2000 and
(iii) additional NHL team marketing expenses related to having the right to produce and market authentic team jerseys for all 30 NHL teams compared to just 15 teams in the same period of 1999. These additional marketing expenses have been incurred with a lower than anticipated sales increase due to the inventory liquidation of our previous competitors mentioned above, and to the continued presence in 2000 of hockey jerseys liquidated by both Pro Player and Starter.

    Operating income for the year ended December 31, 2000 was $7.7 million compared to $17.3 million in the year ended December 1999.

    Interest expense was $13.6 million and $12.0 million for 2000 and 1999, respectively.

    Net loss before taxes was $6.8 million in 2000 versus net income before taxes of $3.5 million for 1999.

    Our net loss for the year ended December 31, 2000 was $8.1 million compared to a $1.8 million loss for the year ended December 31, 1999.

INCOME TAXES

    Our income tax provision is comprised of both United States and foreign tax components. Due to changes in the relative contribution of income or loss by country, differences in the effective tax rates between countries (principally the U.S. and Canada) and permanent differences in effective tax rates between income for financial statement purposes and tax purposes, the consolidated effective tax rates may vary significantly from period to period. We and our U.S. subsidiaries consolidate their income for U.S. federal income tax purposes. However, gains and losses of certain subsidiaries may not be available to other subsidiaries for tax purposes.

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

    Fresh-start reporting requires us to report a provision in lieu of income taxes when there is a book taxable income and utilization of a pre-reorganization net operating loss carry-forward. This requirement applies despite the fact that our pre-reorganization net operating loss carry-forward and other deferred tax assets would substantially reduce the related federal income tax payable. The current and future year tax benefit related to the carry-forward is recorded as a reduction of reorganization value in excess of amounts allocable to identifiable assets until exhausted and then as a direct increase to paid in capital. The amount of income tax provision that has been used to reduce the reorganizational value in excess of amounts allocable to identifiable assets is reflected as a provision in lieu of income taxes in our Consolidated Statements of Operations.

LIQUIDITY AND CAPITAL RESOURCES

    Our anticipated financing requirements for long-term growth, future capital expenditures and debt service are expected to be met through cash generated from our operations and borrowings under our credit facilities. Effective November 19, 1998, one of our U.S. subsidiaries, Maska U.S., Inc., as the borrower, and the credit parties named therein entered into a credit agreement with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender. Simultaneously, one of our Canadian subsidiaries Sport Maska Inc., as the borrower, and the credit parties named therein entered into a credit agreement with the lenders referred to therein and General Electric Capital Canada Inc., as Agent and Lender (together with General Electric Capital Corporation, "GECC"). The credit agreements are collateralized by all accounts receivable, inventories and related assets of the borrowers and our other North American subsidiaries, and are further collateralized by a second lien on all of our and our North American subsidiaries' other tangible and intangible assets. The credit agreements were amended on March 14, 2001 to reflect the amended Caisse term loans. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements is $60.0 million. Total borrowings outstanding under the credit agreements were $27.8 million at December 30, 2001, excluding $5.7 million of letters of credit outstanding. The maturity date of the GECC credit agreements is October 17, 2002. Management believes the GECC credit agreements can be renewed or refinanced upon maturity.

    Borrowings under the U.S. credit agreement bear interest at rates between U.S. prime plus 0.50% to 1.25% or LIBOR plus 1.75% to 2.75% depending on The Hockey Company's Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the Canadian credit agreement bear interest at rates between the Canadian prime rate plus 0.75% to 1.50%, the U.S. prime rate plus 0.50% to 1.25% and the Canadian Bankers' Acceptance rate or LIBOR plus 1.75% to 2.75% depending on The Hockey Company's Operating Cash Flow Ratio, as defined in the agreement. In addition, we are charged a GECC monthly commitment fee at an annual rate of 3/8 of 1% on the unused portion of the revolving credit facilities under the credit agreements and certain other fees. The credit agreements contain customary negative and affirmative covenants including those relating to capital expenditures, minimum interest coverage and fixed charge coverage. The credit agreements restrict, among other things, the ability to pay cash dividends on the preferred shares.

    On November 19, 1998, in connection with the acquisition of Sports Holdings Corp., we entered into a credit agreement with Caisse de depot et placement du Quebec ("Caisse")to borrow Canadian $135.8 million. The loan, initially for a period of two years was extended and matured on March 14, 2001, on which date we entered into an Amended and Restated Credit Agreement. This renewed Caisse loan is made up of 2 facilities (Facility 1--Canadian $90 million and Facility 2--Canadian $45.8 million). Each facility bears interest equal to the Canadian prime rate plus 5% and Facility 2 bears additional interest of 3.5% which is to be capitalized and repaid on the maturity of Facility 2.

    On March 8, 2002, we acquired an option from Caisse to extend the maturity of Facility 2 plus capitalized interest to February 28, 2003 in exchange for a nominal fee. This unconditional and irrevocable option maintains all the terms of the Amended and Restated Credit Agreement and expires on April 30, 2002. As a result, Facility 2 plus capitalized interest has been classified as a non-current liability in the consolidated Balance Sheet at December 31, 2001. We will use part of the proceeds of a debt offering being pursued by us to repay Facility 1 and Facility 2 plus capitalized interest entirely. If this debt offering does not close, upon maturity of Facility 2 on February 28, 2003, we will have to seek alternative financing sources with a third party or will be dependent on Caisse to extend the maturity of Facility 2 or to convert the debt into common stock.

    The Caisse loan is collateralized by all of our tangible and intangible assets, subject to the prior ranking claims on accounts receivable, inventories and related assets by GECC under the GECC U.S. and Canadian credit agreements. The loan is guaranteed by us and certain of our subsidiaries.

    The Amended and Restated Credit Agreement contains customary negative and affirmative covenants including those relating to capital expenditures, total indebtedness to EBITDA, minimum interest coverage and a minimum EBITDA requirement which was met in 2001.

    Effective March 18, 1999, Jofa AB, our Swedish subsidiary, entered into a credit agreement with Nordea Bank in Sweden. The maximum amount of loans and letters of credit that may be outstanding under the agreement is SEK 50 million ($4.9 million). The facility is collateralized by the assets of Jofa AB, excluding intellectual property, bears interest at a rate of STIBOR plus 0.65% and is renewable annually. Total borrowings as at December 31, 2000 and 2001 were nil. Effective 2002, the credit agreement was amended to increase the maximum amount of loans and letters of credit to SEK 90 million ($8.8 million). In addition, in May 2000, Jofa AB entered into a separate credit agreement with Nordea Bank to borrow SEK 10 million, or approximately $1.0 million. The loan has a term of four years with annual principal repayments of SEK 2.5 million, or approximately $0.2 million. The loan is secured by a chattel mortgage on the assets of Jofa AB and bears an interest rate of STIBOR plus 1.25%.

    Effective July 10, 2001, KHF Finland Oy, our Finnish subsidiary, entered into a credit agreement with Nordea Bank in Finland, replacing the former credit facility for FIM 30 million ($4.6 million) which was terminated in 2001. The maximum amount of loans and letters of credit that may be outstanding under the agreement is EUR 2.4 million ($2.1 million). The facility is valid until further notice and is collateralized by the assets of KHF Finland Oy and bears interest at a rate of EURIBOR plus 0.9%. Total borrowings as at December 31, 2000 and 2001 were nil.

    During the year ended December 31, 2001, our operations used $9.1 million of cash compared to providing $5.2 million in 2000. We had a net loss of $9.4 million in 2001, compared to $8.1 million in 2000. EBITDA, was $25.3 million for the year ended December 31, 2001 compared to $18.2 million for the previous year.

    Cash used in investing activities during the year ended December 31, 2001 was $1.1 million compared to $4.8 million in 2000.

    Cash provided by financing activities during 2001 was $14.4 million compared to $1.3 million used in 2000.

    We follow the customary practice in the sporting goods industry of offering extended payment terms to creditworthy customers on qualified orders. Our working capital requirements generally peak in the second and third quarters as we build inventory and make shipments under these extended payment terms.

RESTRUCTURING RESERVES

    In 2001, we embarked on a plan to rationalize our operations and consolidate our facilities. This rationalization involved the elimination of certain redundancies, both in terms of personnel and operations as well as the consolidation of facilities including the closure of its Mount Forest, Ontario plant, and our Paris, France sales office, and the consolidation of North American distribution into Canada. Accordingly, we have set up reserves of approximately $5.7 million for the expected cost of the restructuring. Of this amount, approximately $4.3 million is to cover the cost of severance packages to affected employees, with the remainder representing other closure costs. Of these amounts, approximately $1.9 million remained unpaid at year-end.

INTANGIBLE ASSETS

    We have a significant amount of intangible assets on our balance sheet. As at December 31, 2001 we had $76.1 million (2000-$82.6 million) representing 38.1% (2000-42.2%) of total assets. This goodwill is comprised of several components. Upon the acquisition of Sports Holdings Corp., we recognized
$53.1 million of goodwill. This amount, being the difference between the purchase price and the amount of tangible net assets acquired, represents the value to us of the brands acquired. Jofa, Koho, Canadien, Titan and Heaton are world class hockey brands and management believes that there is significant long-term earning potential to be realized from the brands. Accordingly, the amortization of this goodwill was over 25 years.

    In connection with a re-organization and fresh-start accounting, we recognized $49.0 million of excess reorganization value, which is another component of goodwill. This amount arose primarily as debt forgiveness in the reorganization. It is included in goodwill because it represents among other things the value of its CCM brand. Again management believes that significant long-term earning potential exists and was amortizing the excess reorganization value over 20 years.

    Also included in intangible assets are the financing costs related to the Caisse debt and the fair value of warrants issued to Caisse in 2001 to purchase 539,974 shares at $0.01 per share, which is being amortized over the life of the debt.

SIGNIFICANT ACCOUNTING POLICIES

    In the application of accounting policies, management relies on the use of assumptions and estimates and prudent judgment. Should actual events differ substantially from these estimates or judgments then results may also materially differ from those reported. Apart from the policies identified above other significant policies include:

    VALUATION OF ACCOUNTS RECEIVABLE. Approximately 43% of accounts receivable are denominated in currencies other than the US Dollar. The value of these accounts is subject to gains and losses from exchange rate fluctuations. Also in valuing these accounts management uses estimates as to potential default rates. Should the default estimates change gains or losses would occur. Management believes that it has adequate reserves in place.

    VALUATION OF INVENTORY. The value of inventory is based partly on management estimates regarding potential write-downs of excess or slow-moving inventory and the estimated realizable value thereafter. Management believes that the reserves in place for excess or slow moving inventory are adequate.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under the new rules, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their estimated useful lives.

    We will apply the new rules on accounting for goodwill beginning the first quarter of 2002. We will test goodwill annually for impairment using a two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to complete the required testing of indefinite lived assets as of January 1, 2002 in the first half of 2002.

    In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Under the new rules, assets held for sale would be recorded at the lower of the assets' carrying amounts and fair values and would cease to be depreciated. We believe the impact of this statement will not significantly affect our financial position or results of operations.

EURO CONVERSION

    Management currently believes that the introduction of the Euro will not have a material impact related to pricing or foreign currency exposures. Finland is one of the countries adopting the Euro but Sweden has not adopted the new currency. The subsidiaries' transactions and debt are denominated in their local currencies. We do not foresee any adverse impact resulting from the Euro conversion, including competitive, operational or strategic implications.

SEASONALITY AND SELECTED QUARTERLY DATA

    Sales of hockey equipment products are generally highly seasonal and in many instances are dependent on weather conditions. This seasonality causes our financial results to vary from quarter to quarter, with sales and earnings usually weakest in the first and second quarters. In addition, the nature of our business requires that in anticipation of the peak selling season for our products, we make relatively large investments in inventory. Relatively large investments in receivables consequently exist during and after such season.

                                                                     (UNAUDITED)
                                                  2000                                        2001
                                -----------------------------------------   -----------------------------------------
                                 FIRST      SECOND     THIRD      FOURTH     FIRST      SECOND     THIRD      FOURTH
                                QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                --------   --------   --------   --------   --------   --------   --------   --------
                                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Net sales.....................  $34,406    $44,614    $68,024    $47,419    $34,835    $42,252    $65,899    $55,201
Gross profit..................   13,747     18,968     27,566     16,961     13,962     17,673     27,134     20,304
EBITDA........................     (457)     5,317     11,735      1,653        396      5,390     12,990      6,524
Income (loss) before
  extraordinary item..........   (5,195)    (1,324)     3,720     (5,292)    (8,671)    (1,696)     3,895     (2,896)
Net income (loss).............   (5,195)    (1,324)     3,720     (5,292)    (9,762)    (1,696)     3,895     (2,896)
Basic and diluted earnings
  (loss) per share............    (0.86)     (0.28)      0.48      (0.80)     (1.44)*    (0.32)      0.46      (0.41)

------------------------

*   Loss per share before extraordinary item was $1.29 (basic and diluted)

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We, in the normal course of doing business, are exposed to market risk from changes in foreign currency exchange rates and interest rates. Our principal currency exposures relate to the Canadian dollar and to certain European currencies. Management's objective, regarding foreign currency risk, is to protect cash flows resulting from sales, purchases and other costs from the adverse impact of exchange rate movements.

    Our European and Canadian subsidiaries each have operating credit facilities denominated in their respective local currencies; these debt facilities are hedged by the operating revenues generated in the local currencies of the subsidiaries. Our long-term debt is denominated in Canadian dollars (Canadian $135.8 million). Our equity investment in our Canadian subsidiary is effectively hedged by the Canadian dollar denominated debt up to our investment in our Canadian subsidiary. Similarly, as we hold either long-term or operating debt facilities denominated in the currencies of our European subsidiaries, our equity investments in those entities are hedged against foreign currency fluctuations. We do not engage in speculative derivative activities.

    We are exposed to changes in interest rates primarily as a result of our long-term debt and operating credit facilities used to maintain liquidity and fund capital expenditures. Management's objective, regarding interest rate risk, is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve these objectives, we maintain the ability to borrow funds in different markets, thereby mitigating the effect of large changes in any one market. Our debts have variable interest rates and thus a 1% variation in the interest rate will cause approximately $1.1 million increase or decrease in interest expense.

    We are also exposed to foreign exchange fluctuations due to our significant sales and costs in Canada, Sweden and Finland. If the average exchange rate of the Canadian Dollar, Swedish Krona and Finnish Markka were to vary by 1% versus the U.S. Dollar, the effect on sales for 2001 would have been $0.7 million, $0.2 million and $0.2 million, respectively. We also have operating expenses in each of these currencies which would mitigate the impact of such foreign exchange variation on cash flows from operations.

ITEMS 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Report of Independent Auditors............................................   23

Consolidated Balance Sheets as of December 31, 2000, and
  December 31, 2001......................................................    24

Consolidated Statements of Operations for the years ended
  December 31, 1999, December 31, 2000, and December 31, 2001...........     25

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1999, December 31, 2000 and December 31, 2001............     26

Consolidated Statements of Comprehensive Loss for the years ended
  December 31, 1999, December 31, 2000 and December 31, 2001............     27

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, December 31, 2000 and December 31, 2001............     28

Notes to Consolidated Financial Statements..............................     29

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
THE HOCKEY COMPANY

We have audited the accompanying consolidated balance sheets of THE HOCKEY COMPANY as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, comprehensive loss and cash flows for each year in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hockey Company at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each year of the three year period ended December 31, 2001, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Montreal, Canada,                                          /S/ ERNST & YOUNG LLP
March 8, 2002                                              Chartered Accountants

                               THE HOCKEY COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           2001
                                                              ------------   ------------
ASSETS (NOTE 7)
Current Assets
  Cash and cash equivalents.................................    $  2,423       $  6,503
  Accounts receivable, net (See Notes 3)....................      39,376         50,551
  Inventories (See Note 4)..................................      42,110         42,865
  Prepaid expenses..........................................       3,931          4,891
  Income taxes and other receivables........................       4,043          1,718
                                                                --------       --------
  Total current assets......................................      91,883        106,528
Property, plant and equipment, net of accumulated
  depreciation (See Note 5).................................      21,142         16,834
Intangible and other assets, net of accumulated amortization
  (See Note 6)..............................................      82,554         76,061
                                                                --------       --------
  Total assets..............................................    $195,579       $199,423
                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Short-term debt (See Note 7)..............................    $ 12,282       $ 27,792
  Accounts payable..........................................       7,607          7,301
  Accrued liabilities.......................................      12,600         11,683
  Accrued restructuring expenses (See Note 9)...............         488          1,886
  Current portion of long-term debt (See Note 7)............         264            243
  Income taxes payable......................................       3,322          3,470
                                                                --------       --------
  Total current liabilities.................................      36,563         52,375
Long-term debt (See Note 7).................................      91,252         86,350

Accrued dividends payable (see Note 8)......................       3,676          5,779

Deferred income taxes and other long-term liabilities (See
  Note 13)..................................................         495          1,128
                                                                --------       --------
  Total liabilities.........................................     131,986        145,632
                                                                --------       --------

Commitments and Contingencies (See Notes 7, 11, 12 and 16)
13% Pay-in-Kind redeemable preferred stock (See Note 8).....      11,333         11,571
Stockholders' equity:
Common stock, par value $0.01 per share, 20,000,000 shares
  authorized, 6,500,549 shares issued and outstanding.......          65             65
Re-organization warrants, 300,000 issued and 299,451
  outstanding (See Note 8)..................................          --             --
Common stock purchase warrants, 699,101 issued and
  outstanding (See Note 8)..................................       1,665          5,115
Additional paid-in capital..................................      66,515         66,515
Deficit.....................................................      (9,290)       (22,090)
Accumulated other comprehensive loss........................      (6,695)        (7,385)
                                                                --------       --------
  Total stockholders' equity................................      52,260         42,220
                                                                --------       --------
  Total liabilities and stockholders' equity................    $195,579       $199,423
                                                                ========       ========

   The accompanying notes from an integral part of the financial statements.

                               THE HOCKEY COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                1999       2000       2001
                                                              --------   --------   --------
Net Sales...................................................  $190,603   $194,463   $198,187
Cost of goods sold before restructuring charges.............   109,778    117,221    117,916
Restructuring and unusual charges (See Note 9)..............        --         --      1,198
                                                              --------   --------   --------
Gross profit................................................    80,825     77,242     79,073
Selling, general and administrative expenses................    58,990     65,080     61,148
Restructuring and unusual charges (See Note 9)..............        --         --      4,495
Amortization of excess reorganization value and goodwill....     4,572      4,500      4,390
                                                              --------   --------   --------
Operating income............................................    17,263      7,662      9,040
Other expense, net..........................................     1,736        861      1,390
Interest expense............................................    12,025     13,599     13,643
                                                              --------   --------   --------
Income (loss) before income taxes and extraordinary item....     3,502     (6,798)    (5,993)
Income taxes (See Note 13)..................................     5,276      1,293      3,375
                                                              --------   --------   --------
Net loss before extraordinary item..........................    (1,774)    (8,091)    (9,368)
Extraordinary item--Loss on early extinguishment of debt,
  net of income taxes.......................................        --         --      1,091
                                                              --------   --------   --------
Net loss....................................................    (1,774)    (8,091)   (10,459)
Preferred stock dividends...................................     1,625      1,861      2,103
Accretion of 13% Pay-in-Kind preferred stock................       226        237        238
                                                              --------   --------   --------
Net loss attributable to common stockholders................  $ (3,625)  $(10,189)  $(12,800)
                                                              ========   ========   ========
Basic loss per share before extraordinary item (See Note
  14).......................................................  $  (0.54)  $  (1.53)  $  (1.65)
Diluted loss per share before extraordinary item (See Note
  14).......................................................  $  (0.54)  $  (1.53)  $  (1.65)
Basic loss per share (See Note 14)..........................  $  (0.54)  $  (1.53)  $  (1.81)
Diluted loss per share (See Note 14)........................  $  (0.54)  $  (1.53)  $  (1.81)

   The accompanying notes form an integral part of the financial statements.

                               THE HOCKEY COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            YEARS ENDED DECEMBER 31
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          COMMON                              ACCUMULATED
                                     COMMON STOCK         STOCK     ADDITIONAL   RETAINED        OTHER
                                 ---------------------   PURCHASE    PAID-IN     EARNINGS    COMPREHENSIVE
                                 # OF STOCK    AMOUNT    WARRANTS    CAPITAL     (DEFICIT)       LOSS         TOTAL
                                 ----------   --------   --------   ----------   ---------   -------------   --------
Balance at December 31, 1998...     6,501       $65       $1,665      $66,515    $  4,524       $(3,531)     $ 69,238
Net loss.......................                                                    (1,774)                     (1,774)
Dividend on preferred stock
  (See Note 8).................                                                    (1,625)                     (1,625)
Accretion of 13% Pay-in-Kind
  preferred stock..............                                                      (226)                       (226)
Foreign currency translation
  adjustment...................                                                                  (1,976)       (1,976)
                                    -----       ---       ------      -------    --------       -------      --------
Balance at December 31, 1999...     6,501        65        1,665       66,515         899        (5,507)       63,637
Net loss.......................                                                    (8,091)                     (8,091)
Dividend on preferred stock
  (See Note 8).................                                                    (1,861)                     (1,861)
Accretion of 13% Pay-in-Kind
  preferred stock..............                                                      (237)                       (237)
Foreign currency translation
  adjustment...................                                                                  (1,188)       (1,188)
                                    -----       ---       ------      -------    --------       -------      --------
Balance at December 31, 2000...     6,501        65        1,665       66,515      (9,290)       (6,695)       52,260
Net loss.......................                                                   (10,459)                    (10,459)
Dividend on preferred stock
  (See Note 8).................                                                    (2,103)                     (2,103)
Accretion of 13% Pay-In-Kind
  preferred stock..............                                                      (238)                       (238)
Issuance of Warrants (See Note
  8)...........................                            3,450                                                3,450
Foreign currency translation
  adjustment...................                                                                    (690)         (690)
                                    -----       ---       ------      -------    --------       -------      --------
Balance at December 31, 2001...     6,501       $65       $5,115      $66,515    $(22,090)      $(7,385)     $ 42,220
                                    =====       ===       ======      =======    ========       =======      ========

   The accompanying notes form an integral part of the financial statements.

                               THE HOCKEY COMPANY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                            YEARS ENDED DECEMBER 31
                                 (IN THOUSANDS)

                                                                1999       2000       2001
                                                              --------   --------   --------
Net loss....................................................  $(1,774)   $(8,091)   $(10,459)
Foreign currency translation adjustments....................   (1,976)    (1,188)       (690)
                                                              -------    -------    --------
Comprehensive loss for the year.............................  $(3,750)   $(9,279)   $(11,149)
                                                              =======    =======    ========

   The accompanying notes form an integral part of the financial statements.

                               THE HOCKEY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31
                                 (IN THOUSANDS)

                                                                1999       2000       2001
                                                              --------   --------   --------
OPERATING ACTIVITIES:
Net loss before extraordinary items.........................  $ (1,774)  $ (8,091)  $ (9,368)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Restructuring charges.....................................        --         --      5,693
  Depreciation and amortization.............................    10,664     11,070     11,522
  Change in provisions for inventory, doubtful accounts and
    other...................................................     6,352      7,815      8,427
  Deferred income taxes.....................................      (245)       274         20
  Provision in lieu of taxes................................     3,519         --      1,360
  (Gain) loss on disposal of property, plant & equipment....        24        (17)       (23)
  (Gain) loss on foreign exchange...........................     1,475       (297)    (1,598)
Change in operating assets and liabilities:
  Accounts receivable.......................................   (10,899)    (3,036)   (18,921)
  Inventories...............................................    (7,087)     2,843     (4,533)
  Prepaid expenses..........................................       916       (466)     2,036
  Income taxes receivable...................................       249       (973)        --
  Other receivables.........................................     1,191          4         --
  Accounts payable and accrued liabilities..................    (2,893)    (4,617)    (4,070)
  Interest payable..........................................      (699)       404         --
  Income taxes payable......................................       174        328        333
  Other.....................................................       (91)        --         --
                                                              --------   --------   --------
    Net cash provided by (used in) operating activities.....       876      5,241     (9,122)
                                                              --------   --------   --------
INVESTING ACTIVITIES:
  Deferred expenses.........................................        --     (1,271)        --
  Purchases of property, plant & equipment..................    (4,821)    (3,558)    (1,478)
  Proceeds from disposal of property, plant & equipment.....       172         30        341
                                                              --------   --------   --------
    Net cash used in investing activities...................    (4,649)    (4,799)    (1,137)
                                                              --------   --------   --------
FINANCING ACTIVITIES:
  Net change in short-term borrowings.......................     5,428     (1,404)    16,060
  Principal payments on debt................................      (300)      (138)      (245)
  Proceeds from long-term debt..............................        --      1,139        677
  Issuance of warrants......................................        --         --      3,450
  Deferred financing costs..................................        --       (866)    (5,545)
  Liabilities subject to compromise.........................      (432)        --         --
                                                              --------   --------   --------
    Net cash provided by (used in) financing activities.....     4,696     (1,269)    14,397
Effect of foreign exchange rate on cash.....................         3       (269)       (58)
                                                              --------   --------   --------
Net change in cash and cash equivalents.....................       926     (1,096)     4,080
Cash and cash equivalents at beginning of year..............     2,593      3,519      2,423
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  3,519   $  2,423   $  6,503
                                                              --------   --------   --------
SUPPLEMENTAL INFORMATION:
Income taxes paid...........................................  $  2,714   $  2,050   $  2,640
Interest paid...............................................  $ 12,153   $ 11,168   $ 12,167

   The accompanying notes form an integral part of the financial statements.

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

    The consolidated financial statements include the accounts of THC and its wholly-owned subsidiaries (collectively, the "Company"). The Company designs, develops, manufactures and markets a broad range of sporting goods. The Company manufactures hockey and hockey related products, including hockey uniforms, hockey sticks, protective equipment, hockey, figure and inline skates as well as street hockey products, marketed under the CCM(Registered Trademark), KOHO(Registered Trademark), JOFA(Registered Trademark),
TITAN(Registered Trademark), CANADIEN(TM) and HEATON(Registered Trademark) brand names. The Company sells its products worldwide to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors. The Company manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BASIS OF PRESENTATION:

    The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of the preceding years figures have been reclassified to conform to the presentation adopted in the current year.

B.  CASH EQUIVALENTS:

    Cash equivalents consist of highly liquid short-term investments with original maturities of three months or less. The Company invests excess funds in bank term deposits, Canadian Government promissory notes and in U.S. Treasury bills. At December 31, 2000 and 2001, the Company had no investments in bank term deposits.

C.  CONCENTRATION OF CREDIT RISK:

    Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and accounts receivable. The Company restricts its cash investments to temporary investments in institutions with high credit standing and to short-term securities backed by the full faith and credit of the United States and Canadian and Quebec Governments. The Company sells its products principally to retailers and distributors and, in accordance with industry practice, grants extended payment terms to qualified customers. Concentration of accounts receivable credit risk is mitigated due to the performance of credit reviews that are considered in determining credit policies and allowances for doubtful accounts. The Company provides allowances for expected sales returns, net of related inventory cost recoveries, discounts, rebates and

                               THE HOCKEY COMPANY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

cooperative advertising. The Company does not collateralize its receivables, except with respect to its debt agreements as described in Note 7 in the Notes to Consolidated Financial Statements. As at December 31, 2000 and 2001, no single account receivable represented more than 10% of the Company's consolidated accounts receivable and no single customer accounted for more than 10% of the Company's consolidated net sales for each of the years in the three year period ended December 31, 2001.

D.  REVENUE RECOGNITION:

    Revenue is recognized when products are shipped to customers. The Company follows the guidance of Accounting Principles Board ("APB") Opinion no. 29, "Accounting for non-monetary transactions." This APB provides guidance on accounting for transactions that involve primarily an exchange of non-monetary assets, liabilities or services. Revenues include transactions which represent an exchange by the Company of hockey equipment and related apparel for advertising. Revenues and expenses from these transactions are recorded at the lower of estimated fair value of the services or the goods delivered. Revenue and expenses recognized from the transactions were $690 in 2000 and $1,551 in 2001.

E.  INVENTORIES:

    Inventories are stated at the lower of cost or net realizable value for finished products and work in process, and replacement cost for raw materials and supplies. Cost is determined using the first-in, first-out method. The Company provides allowances for excess, obsolete and slow moving inventories.

F.  RESEARCH & DEVELOPMENT EXPENSES:

    Costs for new product research and development as well as changes to existing products are expensed as incurred and totaled $2,289, $2,259 and $1,545 for the years ended December 31, 1999, 2000, and 2001, respectively.

G.  PREPAID EXPENSES:

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

                               THE HOCKEY COMPANY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    The estimated service lives of the respective assets are as follows:

                                                                 YEARS
                                                                 -----
Buildings and improvements..................................          5-40
Machinery and equipment.....................................          3-10
Tools, dies and molds.......................................           3-5
Office furniture and equipment..............................          3-10

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

    The Company does not provide for withholding income taxes on the undistributed earnings of its non-U.S. subsidiaries, since such earnings are not expected to be remitted to the Company in the foreseeable future. The Company has provided, in its U.S. tax provision, taxes on all of the unremitted earnings of its non-U.S. subsidiaries to December 31, 2001.

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

J.  FOREIGN CURRENCY TRANSLATION:

    The balance sheets of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the end of each year. Revenues, expenses and cash flows are translated at weighted average rates of exchange. Gains or losses resulting from foreign currency transactions are included in earnings, while those resulting from translation of financial statement balances are shown as a separate

                               THE HOCKEY COMPANY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

component of stockholders' equity. The functional currencies of our non-U.S. subsidiaries, which are primarily located in Canada, Finland and Sweden, are the respective local currencies in each foreign country.

    The Company's investment in the Canadian subsidiary is effectively hedged by the Canadian dollar denominated debt up to the investment in the Canadian subsidiary. For the year ended December 31, 2001, approximately $2,000 was credited to accumulated other comprehensive loss as a result of the hedge (2000--$1,400).

K. INTANGIBLE ASSETS:

    Intangible assets are recorded at cost and are amortized on a straight-line basis over 25 years. These amounts include the excess purchase price over fair values assigned ("goodwill"), reorganizational value in excess of amounts allocable to identifiable assets ("excess reorganizational value") (see Note 6) and deferred financing costs (amortized over the life of the financing). Effective January 1, 2002 goodwill will no longer be amortized but will be tested annually for impairment.

    Excess reorganizational value is amortized on a straight-line basis over twenty years and is being reduced by the realization of deferred tax assets.

L.  EARNINGS PER SHARE:

    Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed based on the average number of shares of common stock assumed to be outstanding during each year. Common stock equivalents are included when dilutive (see Notes 8, 14 and 15).

M. PENSION LIABILITY

    The Company provides a defined-benefit pension plan covering its senior executives. Pension benefits are based on age, years of service and compensation rates. Pension expense was $267 in 2001, and the unfunded liability amounted to $687 at December 31, 2001, which is included in deferred income taxes and other long-term liabilities.

3. ACCOUNTS RECEIVABLE

    Net accounts receivable include:

                                                                2000       2001
                                                              --------   --------
Allowance for doubtful accounts.............................   $2,022     $2,837
Allowance for returns, discounts, rebates and cooperative
  advertising...............................................    5,607      6,947
                                                               ------     ------
                                                               $7,629     $9,784
                                                               ======     ======

    Bad debt expense for the years ended December 31, 1999, 2000, and 2001 was $480, $670, and $1,381, respectively.

                               THE HOCKEY COMPANY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

4. INVENTORIES

    Inventories consist of:

                                                                2000       2001
                                                              --------   --------
Finished product............................................  $29,745    $31,892
Work in process.............................................    2,727      2,665
Raw materials and supplies..................................    9,638      8,308
                                                              -------    -------
                                                              $42,110    $42,865
                                                              =======    =======

    Allowances for excess, obsolete and slow moving inventories were $3,890 and $2,568 at December 31, 2000 and 2001, respectively.

5. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of:

                                                                2000       2001
                                                              --------   --------
Land and improvements.......................................  $   241    $   230
Buildings and improvements..................................    6,901      7,149
Machinery and equipment.....................................   17,487     16,044
Tools, dies and molds.......................................    3,178      3,275
Office furniture and equipment..............................    5,645      5,692
                                                              -------    -------
                                                               33,452     32,390
Less: accumulated depreciation and amortization.............   12,310     15,556
                                                              -------    -------
                                                              $21,142    $16,834
                                                              =======    =======

    Depreciation and amortization expense for the years ended December 31, 1999, 2000, and 2001, was $4,330, $4,502, and $4,311, respectively.

    Included above are land and building in the amount of $622 held for resale, as a result of the Company's restructuring in 2001 related to the apparel segment which approximates fair value.

6. INTANGIBLE AND OTHER ASSETS

    Net intangible and other assets consist of:

                                                                2000       2001
                                                              --------   --------
Goodwill....................................................  $46,643    $42,883
Excess reorganizational value...............................   30,052     26,367
Deferred financing costs....................................    2,084      3,817
Other.......................................................    3,775      2,994
                                                              -------    -------
                                                              $82,554    $76,061
                                                              =======    =======

    Amortization expense for intangible and other assets was $6,334, $6,569 and $7,211 at December 31, 1999, 2000 and 2001, respectively.

    Excess reorganizational value was reduced by $1,360 for the year ended December 31, 2001 (2000-nil) by the realization of deferred tax assets.

                               THE HOCKEY COMPANY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

7. REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

A.  REVOLVING CREDIT FACILITIES:

    Revolving credit facilities consist of the following:

                                                                2000       2001
                                                              --------   --------
Revolving credit facilities with General Electric Capital
  Inc.......................................................  $12,282    $27,792
                                                              =======    =======

    Effective November 19, 1998, two of our U.S. subsidiaries, Maska U.S., Inc. and SHC Hockey Inc. entered into a credit agreement (the "U.S. Credit Agreement") with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender. Simultaneously, two of the Company's Canadian subsidiaries, Sport Maska Inc. and Tropsport Acquisitions Inc., entered into a credit agreement (the "Canadian Credit Agreement") with the lenders referred to therein and with General Electric Capital Canada Inc., as Agent and Lender. The Credit Agreements are collateralized by all accounts receivable, inventories and related assets of the borrowers and the Company's other North American subsidiaries and are further collateralized by a second lien on all of the Company's and the Company's North American subsidiaries' other tangible and intangible assets.

    On March 14, 2001, the Second Amendment to the U.S. Credit Agreement was entered into by Maska U.S., Inc., as borrower, the Credit Parties, the U.S. Lenders and General Electric Capital Corporation, as Agent and Lender. Simultaneously, the Second Amendment to the Canadian Credit Agreement was entered into by Sport Maska Inc., as borrower, the Credit Parties, the Canadian Lenders and General Electric Capital Canada Inc., as Agent and Lender. On terms and subject to the conditions of each of the Second Amendments, the Credit Agreements were amended to reflect the Amended and Restated Credit Agreement (as hereinafter defined). The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements is $60,000. Each of the Credit Agreements is subject to a minimum excess requirement of $1,750 in certain months. Total borrowings outstanding under the Credit Agreement at December 31, 2000 and December 31, 2001 were $12,282 and $27,792, respectively (excluding outstanding letters of credit of $5,732 (2000-927)). The Credit Agreements will mature on October 17, 2002. Management believes the Credit Agreements can be renewed or refinanced upon maturity.

    Borrowings under the U.S. Credit Agreement bear interest at rates of either U.S. prime rate plus 0.50%-1.25% or LIBOR plus 1.75%-2.75% depending on the Company's Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the Canadian Credit Agreement bear interest at rates of either the Canadian prime rate plus 0.75%-1.50%, or LIBOR plus 1.75%-2.75% depending on the Company's Operating Cash Flow Ratio, as defined in the agreement. In addition, the borrowers are charged a monthly commitment fee at an annual rate of up to 3/8 of 1% on the unused portion of the revolving credit facilities under the Credit Agreements and certain other fees.

    The Credit Agreements contain customary negative and affirmative covenants including those relating to capital expenditures, minimum interest coverage and fixed charges coverage ratio. The agreement restricts, among others, the ability to pay cash dividends on the preferred shares.

    Effective March 18, 1999, Jofa AB (Jofa), a Swedish subsidiary of the Company, entered into a credit agreement with Nordea Bank in Sweden. The maximum amount of loans and letters of credit that may be outstanding under the agreement is SEK 50,000 ($4,900). The facility is collateralized by the assets of Jofa, excluding intellectual property, bears interest at a rate of STIBOR (3.9% at

                               THE HOCKEY COMPANY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

7. REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT (CONTINUED)

December 31, 2001) plus 0.65% and is renewable annually. Total borrowings as at December 31, 2000 and 2001 were nil. Effective 2002, this credit agreement was amended to a maximum amount of loans and letters of credit of SEK 90,000 ($8,800).

    Effective July 10, 2001, KHF Finland Oy (KHF), a Finnish subsidiary of the Company, entered into a credit agreement with Nordea Bank in Finland, replacing the former credit facility for FIM 30,000 ($4,600) which was terminated during 2001. The maximum amount of loans and letters of credit that may be outstanding under the agreement is EUR 2,400 ($2,100). The facility is collateralized by the assets of KHF and bears interest at a rate of EURIBOR (3.3% at December 31, 2001) plus 0.9% and is renewable annually. Total borrowings as at December 31, 2000 and 2001 were nil.

    The weighted average interest rate on short-term debt outstanding at December 31, 1999, 2000 and 2001 was 8.32%, 8.49% and 6.96%, respectively.

B.  LONG-TERM DEBT

    Long-term debt at December 31 was as follows:

                                                                2000       2001
                                                              --------   --------
Secured loans from Caisse de depot et placement du Quebec
  (Canadian $135,800).......................................  $90,521    $85,923
Other long-term debt........................................      995        670
                                                              -------    -------
                                                               91,516     86,593
Less: amounts contractually due within one year.............      264        243
                                                              -------    -------
Total long-term debt, excluding current portion.............  $91,252    $86,350
                                                              =======    =======

SECURED LOANS

    On November 19,1998, in connection with its acquisition of Sports Holdings Corp., the Company and Sport Maska Inc. entered into a Secured Loan Agreement with the Caisse de depot et placement du Quebec ("Caisse") to borrow a total of Canadian $135,800. The loan was initially for a period of two years that was extended until March 14, 2001, on which date, an Amended and Restated Credit Agreement was entered into by the Company and Sport Maska Inc., as borrowers, Caisse, as Agent and Lender, and Montreal Trust Company, as Paying Agent (the "Amended and Restated Credit Agreement"). On the terms and subject to the conditions of the Amended and Restated Credit Agreement, Facility 1 of the Caisse Loan, which is a facility in the maximum amount of Canadian $90,000, was extended to June 30, 2004, and Facility 2 of the Caisse Loan, which is a facility in the maximum amount of Canadian $45,800, was extended to October 31, 2002. A repayment of Facility 1 in the minimum amount of Canadian $5,000 is due on January 31, 2004. Facility 1 and Facility 2 have been fully utilized and no new advances are expected to be made under the Amended and Restated Credit Agreement. Each facility bears interest equal to the Canadian prime rate plus 5%, and Facility 2 bears additional interest of 3.5% which is to be capitalized and repaid on Facility 2 maturity. At December 31, 2001, Facility 2 included $654 (2000-nil) of capitalized interest. The loan is collateralized by all of the tangible and intangible assets of the Company subject to the prior ranking claims on accounts receivable and inventories by the lenders under the Company's revolving credit facilities. The loan is guaranteed by the Company and certain of its subsidiaries.

                               THE HOCKEY COMPANY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

7. REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT (CONTINUED)

    The loan contains customary negative and affirmative covenants including those relating to capital expenditures, total indebtedness to EBITDA and minimum interest coverage, and a minimum EBITDA requirement which was met in 2001. The agreement restricts, among others, the ability to pay cash dividends on the preferred shares.

    On March 8, 2002, the Company acquired an option from the lender to extend the maturity of Facility 2 plus capitalized interest to February 28, 2003 in exchange for a nominal fee. The unconditional and irrevocable option maintains all the terms of the Amended and Restated Credit Agreement and expires on April 30, 2002. As a result, Facility 2 plus capitalized interest has been classified as a non-current liability in the consolidated Balance Sheet at December 31, 2001. Management is proceeding with a debt offering which is intended to repay Facility 1 and Facility 2 plus capitalized interest entirely. If the debt offering does not close, upon maturity of Facility 2 on February 28, 2003, the Company will have to seek alternative financing sources with a third party or will be dependent on the lender to extend the maturity of Facility 2 or to convert the debt into common stock of the Company.

    In May 2000, Jofa AB, a subsidiary of the Company, entered into a loan agreement with Nordea Bank Sweden to borrow SEK 10,000 ($973). The loan is for 4 years with annual principal repayments of SEK 2,500 ($243). The loan is secured by a chattel mortgage on the assets of the subsidiary and bears an interest rate of STIBOR plus 1.25%.

    Based on the borrowing rates currently available to the Company for bank loans and other financing with similar terms, the Company estimated that the fair value of its short-term debt and long-term debt at December 31, 2000 and 2001 was equivalent to the carrying values in the financial statements. These values represent a general approximation of possible value and may never be realized.

8. COMMON STOCK, WARRANTS AND PREFERRED STOCK

    The Company has authorized 20,000,0000 shares of common stock of which of 6,500,549 are issued and outstanding.

    Pursuant to the Warrant Agreement, dated as of March 14, 2001, between the Company and Caisse, the Company issued a warrant to Caisse to purchase 539, 974 shares of common stock, par value $.01 per share, of the Company, representing approximately 7.5% of the outstanding common stock, on a fully diluted basis, at an exercise price of $.01 per share. The number of shares issuable upon exercise of the warrants is subject to certain adjustments as provided in the Warrant Agreement. The fair value of the warrants was determined to be $3,450 and has been recorded in Stockholders' equity as stock purchase warrants. In addition, the Company also issued warrants to Caisse to acquire 409,653 shares of common stock, par value $0.01 per share, which are only exercisable by Caisse if Facility 2 is not repaid in cash by October 31, 2002.

    On April 11, 1997, in connection with a re-organization, THC's old common stock was extinguished and the holders received a total of 300,000 five-year warrants to purchase an aggregate of 300,000 shares of common stock at an exercise price of $16.92 per share (subject to adjustments for stock splits, stock dividends, recapitalizations and similar transactions). Each holder of 67 shares of old

                               THE HOCKEY COMPANY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

8. COMMON STOCK, WARRANTS AND PREFERRED STOCK (CONTINUED)

common stock can receive one warrant to purchase, for cash, one share of common stock, with no fractional warrants issued.

    On November 19, 1998, the Company issued 100,000 shares of 13% Pay-In-Kind redeemable preferred stock, $0.01 par value per share, cumulative preferred stock together with warrants to purchase 159,127 common shares of the Company at a purchase price of $0.01 per share, for cash consideration of $12,500 (par value). The fair value of the warrants was determined to be $1,665 and has been recorded in Stockholder's equity as common stock purchase warrants. The balance of the proceeds, $10,835, has been recorded as 13% Pay-In-Kind preferred stock. The difference between the redemption value of the preferred stock and the recorded amount is being accreted on a straight-line basis over the seven-year period ending November 19, 2005, by a charge to retained earnings.

    Dividends, which are payable semi-annually from November 19, 1998, may be paid in cash or in shares of the 13% Pay-In-Kind preferred stock, at the Company's option. The preferred stock is non-voting. If the Company fails to redeem the preferred stock on or before the mandatory redemption date and for a sixty day period or more after being notified of its failure to redeem the preferred stock, then the preferred stockholders, as a class of stockholders, have the option to elect one director to our Board of Directors with the provision that the preferred stockholders are to elect 28% of the Company's directors. In connection with the debt offering as described in Note 7, the Company has obtained an agreement from the holder to extend the redemption of the preferred stock to six months beyond the maturity of the notes, conditional upon closing of the debt offering. At December 31, 2001 unpaid dividends of $5,779 (2000-$3,676) have been accrued on the preferred stock and are included as long-term liabilities, given the restrictions of our Credit Agreements and accordingly prior year's amounts have been reclassified.

    The preferred stock is redeemable. However, under the terms of the Company's debt covenants the preferred stock may not be redeemed while its debt is outstanding.

    The preferred stock must be redeemed by the Company upon a change of control or by the mandatory redemption date.

9. RESTRUCTURING AND UNUSUAL CHARGES

    In 2001, the Company embarked on a plan to rationalize its operations and consolidate its facilities. This rationalization involved the elimination of certain redundancies, both in terms of personnel and operations as well as the consolidation of facilities including the closure of the Mount Forest, Ontario plant, and the Paris, France sales office, and the consolidation of North American distribution into Canada. Approximately 380 employees were affected, of which 240 were from the apparel segment. Accordingly, the Company has set up reserves of approximately $5,700 for the expected cost of the restructuring. Of this amount, approximately $4,300 is to cover the cost of severance packages to affected employees, with the remainder representing other closure costs. Of these amounts, approximately $1,900 remained unpaid at year-end.

                               THE HOCKEY COMPANY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

10. RELATED PARTY TRANSACTIONS

    In 2001, the Company was charged a management fee of $100 by Wellspring Capital Management LLC, the controlling shareholder, and, in 2000, a fee of $180 for services performed in connection with the extension of the Caisse loan.

11. LEASES

    Certain of our subsidiaries lease office and warehouse facilities and equipment under operating lease agreements. Some lease agreements provide for annual rent increases based upon certain factors including the Consumer Price Index.

    The following is a schedule of future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year at December 31, 2001:


2002........................................................   $2,994
2003........................................................    2,559
2004........................................................    2,188
2005........................................................      514
2006 and beyond.............................................    1,294
                                                               ------
                                                               $9,549
                                                               ======

    Rental expense for the years ended December 31, 1999, 2000 and 2001 was approximately $3,293, $3,376 and $3,068, respectively.

12. ROYALTIES AND ENDORSEMENTS

    Certain of the Company's subsidiaries have entered into agreements that call for royalty payments generally based on net sales of certain products and product lines. Certain agreements require guaranteed minimum payments over the royalty term. The Company also pays certain professional players and teams an endorsement fee in exchange for the promotion of the Company's brands. The following is a schedule of the future minimum payment and annual obligations under these contracts.


2002........................................................  $12,924
2003........................................................   11,985
2004........................................................   11,816
2005........................................................    5,908
2006 and beyond.............................................       38
                                                              -------
                                                              $42,671
                                                              =======

    Royalty and endorsement expenses for the years ended December 31, 1999, 2000 and 2001 were $7,436, $10,461 and $11,914, respectively. In the 2001-2002 license year, if the earned royalties are less than 50% of the minimum royalties in force for that year ($6,900) then a penalty of $1,000 must be paid to National Hockey League Enterprises.

                               THE HOCKEY COMPANY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

13. INCOME TAXES

    The components of income taxes are:

                                                                         1999       2000       2001
                                                                       --------   --------   --------
Current:.................................................  U.S.         $  468     $  229     $   80
                                                           Non-U.S.      1,534        790      1,915
                                                                        ------     ------     ------
                                                                         2,002      1,019      1,995
Deferred:................................................  U.S.           (352)        --         --
                                                           Non-U.S.        107        274         20
                                                                        ------     ------     ------
                                                                          (245)       274         20
Provision in Lieu of Taxes:..............................  U.S.          3,201         --      1,360
                                                           Non-U.S.        318         --         --
                                                                        ------     ------     ------
                                                                         3,519         --      1,360
                                                                        ------     ------     ------
                                                                        $5,276     $1,293     $3,375
                                                                        ======     ======     ======

    The Company's effective income tax rate from continuing operations differed from the federal statutory rate as follows:

                                                                1999       2000       2001
                                                              --------   --------   --------
Income taxes based on U.S. federal tax rate.................       34%        34%        34%
Non-U.S. and state tax rates................................       (4)%        1%         4%
Valuation allowance.........................................      (52)%       (7)%      (21)%
Goodwill amortization.......................................       48%       (27)%      (29)%
Deemed dividend under subpart F, net of foreign tax
  credit....................................................      112%       (16)%      (36)%
Other, net..................................................       12%        (4)%       (8)%
                                                               ------     ------     ------
Effective income tax rate...................................      150%       (19)%      (56)%
                                                               ======     ======     ======

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 2001 are as follows:

                                                                  2000                  2001
                                                           -------------------   -------------------
                                                             U.S.     NON-U.S.     U.S.     NON-U.S.
                                                           --------   --------   --------   --------
Accounts receivable, principally due to an allowance for
  doubtful accounts......................................  $ 1,461    $    --    $ 3,013    $    --
Inventories, principally due to additional costs
  inventoried for tax purposes...........................      390         --        661         --
Accrued interest and royalties...........................    2,355         --      2,355         --
Other, net...............................................      109         --        100         --
                                                           -------    -------    -------    -------
                                                             4,315         --      6,129         --
Valuation Allowance......................................   (4,315)        --     (6,129)        --
                                                           -------    -------    -------    -------
Total current deferred tax assets (liabilities)..........  $    --    $    --    $    --    $    --
                                                           =======    =======    =======    =======

                               THE HOCKEY COMPANY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

13. INCOME TAXES (CONTINUED)

                                                                  2000                  2001
                                                           -------------------   -------------------
                                                             U.S.     NON-U.S.     U.S.     NON-U.S.
                                                           --------   --------   --------   --------
Net operating loss and investment tax credit
  carry-forwards.........................................  $20,556    $   438    $19,689    $   756
Plant, equipment and depreciation........................      (81)    (2,422)       (65)    (2,375)
Restructuring accruals...................................       --        677         --        275
Other, net...............................................       --      1,250         --      1,659
                                                           -------    -------    -------    -------
                                                            20,475        (57)    19,624        315
Valuation allowance......................................  (20,475)      (438)   (19,624)      (756)
                                                           -------    -------    -------    -------
Total non-current deferred tax assets (liabilities)......  $    --    $  (495)   $    --    $  (441)
                                                           =======    =======    =======    =======

    Realization of deferred tax assets is dependent on future earnings, the timing and amounts of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1,281 (2000- increased by $464) during the year.

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

    At December 31, 2001, the Company has net operating loss carry-forwards related to U.S. operations for income tax purposes of approximately $49,000 ($54,100 in 2000). The carry-forward balances begin to expire in 2010 and have been fully reserved by a valuation allowance. Of this valuation allowance, $18,227 would reduce intangible and other assets if reversed. The Company's ability to use remaining loss carry-forwards is limited in use on an annual basis as a result of a change in control of the Company on April 11, 1997 in connection with the Reorganization Plan and its acquisition of SHC in 1998.

    The Company has post-reorganization foreign tax credit carryover in the amount of $8,400, which will begin to expire December 31, 2005.

    There are no undistributed earnings from continuing operations of subsidiaries outside the U.S., for which no provision for U.S. taxes has been made.

                               THE HOCKEY COMPANY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

14. EARNINGS PER SHARE

                                         1999                      2000                      2001
                                -----------------------   -----------------------   -----------------------
                                  BASIC       DILUTED       BASIC       DILUTED       BASIC       DILUTED
                                ----------   ----------   ----------   ----------   ----------   ----------
Net loss before extraordinary
  item attributable to common
  stockholders................  $   (3,625)  $   (3,625)  $  (10,189)  $  (10,189)  $  (11,709)  $  (11,709)
Net loss attributable to
  common stockholders.........  $   (3,625)  $   (3,625)  $  (10,189)  $  (10,189)  $  (12,800)  $  (12,800)
Weighted average common and
  common equivalent shares
  outstanding:
Common stock..................   6,500,549    6,500,549    6,500,549    6,500,549    6,500,549    6,500,549
Common equivalent shares(a)...     158,977      193,741      158,930      158,930      585,530      585,530
Total weighted average common
  and common equivalent shares
  outstanding.................   6,659,526    6,694,290    6,659,479    6,659,479    7,086,079    7,086,079
Net loss before extraordinary
  item per common share(b)....  $    (0.54)  $    (0.54)  $    (1.53)  $    (1.53)  $    (1.65)  $    (1.65)
Net loss per common
  share(b)....................  $    (0.54)  $    (0.54)  $    (1.53)  $    (1.53)  $    (1.81)  $    (1.81)

------------------------

(a) Common equivalent shares include warrants and stock options issuable for little or no cash consideration.

(b) Other warrants and stock options are considered in diluted earnings per share when dilutive. The Company used the average book value of its common stock in calculating the common equivalent shares as required by statement of Financial Accounting Standards No. 128 due to the fact that the Company's stock had extremely limited trading volume during the period.

(c) Options to purchase 1,322,222 shares of common stock and warrants to purchase 299,451 shares of common stock were outstanding during 2001 (982,222 and 299,451 in 2000 respectively) but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average book value of the common stock.

15. STOCK OPTION PLAN

    During 2001, 440,000 additional stock options were granted at an exercise price of $8.50 per share. In addition, the Company has approved the reduction of the exercise price per share of stock options held by certain employees relating to 160,000 shares at prices of $10.00 to $14.00 to $8.50, of which 150,000 shares are subject to options held by executive officers. Prior to 2001, the Company granted stock options to purchase 982,222 shares of Common Stock in the Company at a weighted average exercise price of $11.64 to certain key employees. The exercise prices of the stock options are not less than the estimated fair market value of the shares at the time the options were granted. Generally,

                               THE HOCKEY COMPANY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

15. STOCK OPTION PLAN (CONTINUED)
these stock options become exercisable over a five-year vesting period and expire 10 years from the date of the grant. Options granted for the Common Stock are as follows:

                                                               SHARES       EXERCISE PRICE
                                                              ---------   -------------------
December 31, 2000...........................................    982,222   $10.00--16.00
Options Granted.............................................    440,000          $8.50
Options Canceled............................................    100,000   $10.00--14.00
Options Exercised...........................................         --
                                                              ---------
December 31, 2001...........................................  1,322,222
                                                              =========

    The following table summarizes information about stock options outstanding at December 31, 2001.

                                                          OUTSTANDING                     EXERCISABLE
                                             --------------------------------------   -------------------
                                                                           AVERAGE               AVERAGE
                                                                           EXERCISE              EXERCISE
EXERCISE PRICE RANGE                          SHARES     AVERAGE LIFE(A)    PRICE      SHARES     PRICE
--------------------                         ---------   ---------------   --------   --------   --------
$8.50--$9.99...............................    600,000            10        $ 8.50    175,000     $ 8.50
$10.00--11.99..............................    361,112             5        $10.00    361,112     $10.00
$12.00--14.99..............................    216,666             5        $13.00    216,666     $13.00
Over $15.00................................    144,444             5        $15.50    144,444     $15.50
---------------------------------------------------------------------------------------------------------
Total......................................  1,322,222           7.3        $10.41    897,222     $11.32
=========================================================================================================

------------------------

(a) Average contractual life remaining in years.

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

16. CONTINGENCIES

    Other than certain legal proceedings arising from the ordinary course of business, which we believe will not have a material adverse effect, either individually or collectively, on the financial position, results of operations or cash flows, there is no other litigation pending or threatened against us.

17. SEGMENT INFORMATION

    REPORTABLE SEGMENTS

    The Company has two reportable segments: Equipment and Apparel. The Equipment segment derives its revenue from the sale of skates, including ice hockey, roller hockey and figure skates, as well as protective hockey equipment and sticks for both players and goaltenders. The Apparel segment derives its revenue from the sale of hockey apparel, such as authentic and replica hockey jerseys, as well as a high quality line of licensed and branded apparel, baseball style caps and jackets.

                               THE HOCKEY COMPANY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

17. SEGMENT INFORMATION (CONTINUED)

    MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profit. Segment assets include only inventory.

    INFORMATION ABOUT SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

    For the year ended and as at December 31, 1999:

                                                              EQUIPMENT   APPAREL    SEGMENT TOTALS
---------------------------------------------------------------------------------------------------
Net Sales...................................................  $147,852    $42,751       $190,603
Gross profit................................................    61,679     19,146         80,825
Inventory...................................................    35,752     13,203         48,955
---------------------------------------------------------------------------------------------------

    For the year ended and as at December 31, 2000:

                                                              EQUIPMENT   APPAREL    SEGMENT TOTALS
---------------------------------------------------------------------------------------------------
Net Sales...................................................  $141,102    $53,361       $194,463
Gross profit................................................    55,645     21,597         77,242
Inventory...................................................    28,653     13,457         42,110
---------------------------------------------------------------------------------------------------

    For the year ended and as at December 31, 2001:

                                                              EQUIPMENT   APPAREL    SEGMENT TOTALS
---------------------------------------------------------------------------------------------------
Net Sales...................................................  $135,160    $63,027       $198,187
Gross profit................................................    52,997     26,076         79,073
Inventory...................................................    25,750     17,115         42,865
---------------------------------------------------------------------------------------------------

RECONCILIATION OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS FOR THE YEARS ENDED
  DECEMBER 31:

SEGMENT PROFIT OR LOSS                                          1999       2000       2001
--------------------------------------------------------------------------------------------
Gross Profit................................................  $80,825    $77,242    $79,073
Unallocated amounts:
  Selling, general and administrative expenses..............   58,990     65,080     61,148
  Restructuring and unusual charges.........................       --         --      4,495
  Amortization of excess re-organizational value and
    goodwill................................................    4,572      4,500      4,390
  Other expense, net........................................    1,736        861      1,390
  Interest expense..........................................   12,025     13,599     13,643
--------------------------------------------------------------------------------------------
  INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY
    ITEM....................................................  $ 3,502    $(6,798)   $(5,993)
--------------------------------------------------------------------------------------------

                               THE HOCKEY COMPANY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

17. SEGMENT INFORMATION (CONTINUED)

SEGMENT ASSETS                                                  1999       2000       2001
--------------------------------------------------------------------------------------------
Total assets for reportable segments........................  $ 48,955   $ 42,110   $ 42,865
Unallocated amounts:
  Cash......................................................     3,519      2,423      6,503
  Account receivable........................................    42,998     39,376     50,551
  Prepaid expenses..........................................     2,622      3,931      4,891
  Income taxes and other receivables........................     2,963      4,043      1,718
  Property, plant and equipment, net........................    22,860     21,142     16,834
  Intangible and other assets, net..........................    85,694     82,554     76,061
--------------------------------------------------------------------------------------------
TOTAL ASSETS................................................  $209,611   $195,579   $199,423
--------------------------------------------------------------------------------------------

GEOGRAPHIC INFORMATION

NET SALES                                                       1999       2000       2001
--------------------------------------------------------------------------------------------
United States...............................................  $ 79,230   $ 85,952   $ 89,069
Canada......................................................    65,299     65,411     62,903
Sweden......................................................    20,791     20,273     20,593
Finland and other...........................................    25,283     25,827     25,622
--------------------------------------------------------------------------------------------
TOTAL NET SALES.............................................  $190,603   $194,463   $198,187
--------------------------------------------------------------------------------------------

18. NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under the new rules, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their estimated useful lives.

    The Company will apply the new rules on accounting for goodwill beginning the first quarter of 2002. The Company will test goodwill annually for impairment using a two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to complete the required testing of indefinite lived assets as of January 1, 2002 in the first half of 2002.

    In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Under the new rules, assets held for sale would be recorded at the lower of the assets' carrying amounts and fair values and would cease to be depreciated. The Company believes the impact of this statement will not significantly affect its financial position or results of operations.

                                                                     Schedule II

                               THE HOCKEY COMPANY

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 Years ended December 31, 1999, 2000 and 2001
                                 (In thousands)



                                     BALANCE AT    CHARGED TO                              BALANCE AT
                                    DECEMBER 31,    COSTS AND   TRANSLATION                DECEMBER 31,
DESCRIPTION                             1998        EXPENSES    ADJUSTMENTS   DEDUCTIONS       1999
--------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts         $2,444          421        100           (728) (A)    $2,237
Allowance for returns, discounts,
rebates and cooperative advertising     $5,384        4,758        188         (4,789) (B)    $5,541
Allowance for excess, obsolete and
slow moving inventories                 $3,150        1,173         88         (2,042)        $2,369
--------------------------------------------------------------------------------------------------------


                                     BALANCE AT    CHARGED TO                              BALANCE AT
                                    DECEMBER 31,    COSTS AND   TRANSLATION                DECEMBER 31,
DESCRIPTION                             1999        EXPENSES    ADJUSTMENTS   DEDUCTIONS       2000
-----------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts         $2,237          556        (28)          (743) (A)    $2,022
Allowance for returns, discounts,
rebates and cooperative advertising     $5,541        4,957       (131)        (4,760) (B)    $5,607
Allowance for excess, obsolete and
slow moving inventories                 $2,369        2,302        (55)          (726)        $3,890
-----------------------------------------------------------------------------------------------------------


                                     BALANCE AT    CHARGED TO                              BALANCE AT
                                    DECEMBER 31,    COSTS AND   TRANSLATION                DECEMBER 31,
DESCRIPTION                             2000        EXPENSES    ADJUSTMENTS   DEDUCTIONS       2001
-----------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts         $2,022        1,381        (55)          (511) (A)    $2,837
Allowance for returns, discounts,
rebates and cooperative advertising     $5,607        5,804       (211)        (4,253) (B)    $6,947
Allowance for excess, obsolete and
slow moving inventories                 $3,890        1,242       (111)        (2,453)        $2,568
-----------------------------------------------------------------------------------------------------------


(A) Accounts written off as non-collectible, net of recoveries
(B) Deductions taken by customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


NAME                   AGE                  POSITION
--------------------   ---   ---------------------------------------------------
Greg S. Feldman         45   Chairman of the Board
Matthew H. O'Toole      39   Chief Executive Officer, President and Director
Robert A. Desrosiers    52   Chief Financial Officer and Vice President, Finance
                                 and Administration
Johnny Martinsson       58   Senior Vice President, European Division
John Pagotto            47   Vice President, Equipment Division
Len Rhodes              38   Vice President, Global Marketing
Raymond Riccio          34   Vice President, Apparel Division
David Terreri           48   Vice President, Distribution and Customer Service
Phil Bakes              56   Director
Michel Baril            47   Director
Paul M. Chute           47   Director
Jason B. Fortin         31   Director
James C. Pendergast     45   Director
Roger Samson            60   Director


         GREG S. FELDMAN became a Director in July 1998 and Chairman of the Board in November 2001. Mr. Feldman is co-founder and has been the Managing Partner of Wellspring Capital Management LLC since its inception in January 1995. Wellspring is a New York based private equity firm. Mr. Feldman is a director of six private companies controlled by Wellspring.

         MATTHEW H. O'TOOLE was appointed President in January 2001, became a Director in May 2001, and was named Chief Executive Officer, effective as of September 2001. Mr. O'Toole is an 18-year veteran of the sporting goods industry joining us in May 1999 as Senior Vice President, Sales and Marketing. Prior to that he served one year as Vice President of Sales and Marketing for Teardrop Golf Company. From 1994 to 1998, he served as vice president of sales for Tommy Armour Golf Company (a subsidiary of US Industries). Before that he spent ten years in marketing and sales management at Wilson Sporting Goods Company. In December 2000, twenty-one(21) months after Mr. O'Toole's departure from Teardrop Golf Company, Teardrop Golf Company filed a voluntary petition for bankruptcy protection.

         ROBERT A. DESROSIERS became Vice President, Finance and Administration, in May 2001, upon joining us, and Chief Financial Officer in January 2002. Mr. Desrosiers is a Chartered Accountant and experienced finance executive with over thirty years experience in both the public and private sectors. For the 15 years prior to joining us, Mr. Desrosiers was Vice President, Finance and Administration, at Bauer Nike Hockey Inc.

         JOHNNY MARTINSSON became Senior Vice President, European Division, in 1998, upon joining us in connection with the acquisition of Sports Holdings Corp. In 1997, Mr. Martinsson was appointed Senior Vice President - Europe for Sports Holdings Corp. From 1988 until 1997 Mr. Martinsson was President of Jofa, a division of Karhu Canada Hockey. Mr. Martinsson originally joined Jofa in 1970 as a product manager.

         JOHN PAGOTTO became Vice President, Equipment Division, in July 2001, upon joining us. Previously, Mr. Pagotto served one year as Vice President, Brand Management, at Bauer Nike Hockey Inc. Mr. Pagotto has a 22-year career in the hockey industry and, prior to joining Bauer Nike Hockey Inc., was Vice President and General Manager of the Karhu Hockey Division, Sports Holdings Corp.

         LEN RHODES became Vice President, Global Marketing, in January 2001, having joined us in September 1999 as Director of Marketing. Prior to that he spent 11 years at Molson Breweries in various sales and marketing positions eventually becoming a brand manager.

         RAYMOND RICCIO became Vice President, Apparel Division, in February 2002, having joined us in August 1999. Mr. Riccio previously served with Starter Corporation for 8 years, where his experience included National Account Manager, Regional Sales Manager and National Sales Manager of Key Accounts.

         DAVID TERRERI became Vice President, Distribution and Customer Service, in January 1997. Mr. Terreri was employed by Canstar Sports Inc. (c/k/a Bauer Nike Hockey Inc.) from June 1978 to January 1997 eventually rising to Vice President, Distribution & Logistics.

         PHIL BAKES became a Director in October 1999. Mr. Bakes is the Chairman and Chief Executive Officer of FAR&WIDE Travel Corp., a leading value-added travel tour operator, which he founded in 1997. Previously, Mr. Bakes was president of Sojourn Enterprises, Inc., a Miami advisory and merchant banking firm he founded in 1990.

         MICHEL BARIL became a Director in September 2001, as a designee of Caisse. Mr. Baril has been President and Chief Operating Officer of Bombardier Recreational Products since February 2001. From May 2000 until February 2001, he was Executive Vice-President of Bombardier Transportation, responsible for all aspects of Bombardier Transportation operations worldwide. Between September 1998 and May 2000, he was Executive Vice-President, Operations, of Bombardier Aerospace, overseeing all manufacturing and procurement activities for the Canadair, de Havilland, Learjet and Shorts entities. From June 1996 until September 1998, he was President of the Mass Transit Division, overseeing all of the Transportation Group's activities in Canada and the United States.

         PAUL M. CHUTE became a Director in April 1997. Since January 1995, Mr. Chute has served as a Managing Director of Phoenix Investment Partners Ltd., an investment advisor to its affiliate, Phoenix Life Insurance Company. He was a Managing Director of Phoenix Life Insurance Company from January 1992 to December 1994.

         JASON B. FORTIN became a Director in January 1999. Mr. Fortin is a principal of Wellspring and has been employed by them since March 1995. From 1992 until 1995, Mr. Fortin was in the corporate finance department of Donaldson, Lufkin & Jenrette Securities Corporation.

         JAMES C. PENDERGAST became a Director in April 1997. Since July 1993, Mr. Pendergast has been a Managing Director of Alliance Corporate Finance Group Inc., an investment advisor to its affiliate, The Equitable Life Assurance Society of the United States. From July 1986 until July 1993, he was employed by Equitable Capital Management Corp., a subsidiary of Equitable.

         ROGER SAMSON became a Director in May 2001, as a designee of Caisse. Mr. Samson has been an independent consultant since 1999 and serves on a number of Boards of Directors. From 1997 to 1999 he was President of Sico Coatings, an affiliate of Sico Inc., a paint manufacturer.

BOARD OF DIRECTORS

         Our Board of Directors has responsibility for establishing broad corporate policies and for overseeing our performance, although it is not involved in day-to-day operations. Members of the Board are kept informed of our business by various reports and documents sent on a regular basis as well as by operating and financial reports presented at Board and various Committee meetings. The Board of Directors held 5 meetings during 2001.

         The Board has authorized an audit committee and a compensation committee. All of the members of the audit committee and the compensation committee are independent directors who are not employees of us or any of our subsidiaries.

         Directors do not receive any compensation for services rendered in their capacity as such; however, they do receive reimbursement of reasonable out-of-pocket expenses in respect of attendance at meetings.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Section 16(a) of the Securities Exchange Act of 1934, our directors, executive officers and holders of more than 10% of our common stock are required to report their initial ownership of our equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission ("SEC"). Specific due dates for these reports have been established, and we are required to disclose any failure to file by these dates with respect to 2001. Based on representations of our directors and executive officers and copies of the reports they have filed with the SEC, there were no late reports filed for 2001.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                  The following Summary Compensation Table sets forth certain information for the year ended December 31, 2001 concerning the cash and non-cash compensation earned by or awarded to the Chairman of the Board and our four other most highly compensated executive officers as of December 31, 2001 and as of the date hereof:


                                             ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                                       ------------------------------------  -----------------------
                                                             OTHER ANNUAL     STOCK      ALL OTHER
NAME AND POSITION              YEAR    SALARY     BONUS     COMPENSATION(1)  OPTIONS    COMPENSATION
-----------------              ----    ------     -----     ---------------  -------    ------------
Gerald B. Wasserman(2)......   2001   $351,885   $     --      $   --            --       $   --
Chairman of the Board          2000    350,000         --          --            --           --
                               1999    350,000         --          --            --           --

Greg S. Feldman(2)..........   2001         --         --          --            --           --
Chairman of the Board          2000         --         --          --            --           --
                               1999         --         --          --            --           --

Matthew H. O'Toole(3).......   2001    192,308    127,151          --       150,000           --
President and Chief            2000    151,670     60,668          --            --           --
Executive Officer              1999     85,542         --          --        25,000           --

Robert A. Desrosiers(4).....   2001     88,119     47,470          --        35,000           --
Chief Financial Officer and    2000         --         --          --            --           --
Vice President, Finance and    1999         --         --          --            --           --
Administration

John Pagotto(4).............   2001     66,568     39,558          --        35,000           --
Vice President, Equipment      2000         --         --          --            --           --
Division                       1999         --         --          --            --           --

David Terreri...............   2001    203,855     68,495          --            --           --
Vice President, Distribution   2000    203,855         --          --            --           --
and Customer Service           1999    183,855         --          --            --           --

----------

(1) Includes all other annual compensation not properly categorized as salary or bonus. Certain perquisites that do not exceed 10% of the named individuals' salary are excluded.

(2) Mr. Wasserman resigned effective September 1, 2001 and was replaced by Mr. Greg S. Feldman as Chairman of the Board. Mr. Feldman is not remunerated for this position.

(3) Mr. O'Toole earned an annualized salary of Canadian $300,000 in 2001 and will earn an annualized salary of Canadian $380,000 in 2002.

(4) Mr. Desrosiers and Mr. Pagotto earned annualized salaries of Canadian $225,000.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

         The following tables set forth certain information concerning the granting of options to purchase shares of our common stock to each of our executive officers named in the Summary Compensation Table above, as well as certain information concerning the exercise and value of such stock options for each of the individuals. Options generally become exercisable over periods of five years and, subject to certain exceptions, expire no later than ten years from the date of grant.

STOCK OPTIONS GRANTED IN 2001

         On September 26, 2001, we authorized the grant of employee stock options to purchase 440,000 shares of common stock at an exercise price of $8.50 per share, of which 220,000 are allocated to named executive officers. In addition, we have approved the reduction of the exercise price per share of stock options held by certain employees relating to 160,000 shares at prices ranging from $10.00 to $14.00 to $8.50, of which 75,000 shares are subject to options held by named executives.

OPTIONS EXERCISED IN 2001 AND VALUE OF OPTIONS AT DECEMBER 31, 2001


                              SHARES
                             ACQUIRED      VALUE            NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED IN-THE-
NAME                        ON EXERCISE   RECEIVED         OPTIONS HELD AT YEAR END          MONEY OPTIONS AT YEAR END
----                        -----------   --------     -------------------------------   -------------------------------
                                                       EXERCISABLE     NOT EXERCISABLE   EXERCISABLE     NOT EXERCISABLE
                                                       -----------     ---------------   -----------     ---------------

Gerald B. Wasserman             --          --          722,222            --               N/A              N/A
Matthew H. O'Toole              --          --           40,000          135,000            N/A              N/A
Robert A. Desrosiers            --          --            7,000           28,000            N/A              N/A
John Pagotto                    --          --            7,000           28,000            N/A              N/A
David Terreri                   --          --           40,000           10,000            N/A              N/A

         The value of unexercised in-the-money options at year end has not been determined due to the extremely limited amount of trading activity in our common stock.

EMPLOYMENT CONTRACTS

         Effective September 1, 1996, we entered into a five year employment agreement with Gerald B. Wasserman employing him as President and Chief Executive Officer. In addition to a salary, Mr. Wasserman was granted options to purchase an aggregate of 722,222 shares of our common stock and, of such options, options to purchase 650,000 shares were granted in 1996. An option, with respect to 361,111 of such shares, was granted at exercise prices ranging from $12.00 per share through $16.00 per share. Subject to the provisions of the employment agreement related to early terminations, the options have a term of ten years from the date of grant and vest in five equal annual installments beginning on September 1, 1997. As of November 23, 2001, our Board of Directors accepted the resignation of Mr. Wasserman as Chairman of the Board. Under the Separation Agreement and Release Agreement entered into with Mr. Wasserman, Mr. Wasserman will continue to receive salary through

March 31, 2002, as well as certain fringe benefits. In addition, Mr. Wasserman will be entitled to all 722,222 options which have vested as of such date.

         Effective January 1, 2001, and further amended on September 26, 2001 to reflect his position as Chief Executive Officer, we entered into an employment agreement with Matthew H. O'Toole, as President and Chief Executive Officer. Mr. O'Toole receives annual compensation of Canadian $380,000, subject to review annually, and is eligible to receive a bonus calculated in accordance with a formula based on our EBITDA up to 75% of then-current salary or, if 110% above budgeted EBITDA is achieved, a larger percentage at the discretion of our board of directors. Mr. O'Toole has also been granted stock options to purchase 175,000 shares of our common stock at an exercise price of $8.50 per share, of which options to purchase 25, 000 shares were repriced from $14.00 per share. These options have a term of ten years and vest ratably over five years with all options fully vested upon a change of control and ratably upon a termination of Mr. O'Toole's employment without "cause". Additionally upon a change of control, Mr. O'Toole is entitled to a "success fee" of two times then-current base salary less the current cash value (per share less the exercise price per share multiplied by the number of shares vested) of all vested stock options. Upon notice of termination of employment by us, Mr. O'Toole will be entitled to receive as severance one year's salary.

         Effective May 22, 2001, we entered into an employment contract with Robert A. Desrosiers, as Vice President, Finance and Administration. He was named Chief Financial Officer as of January 2002, with no change in employment terms. Mr. Desrosiers receives annual compensation of Canadian $232,000, subject to annual review. Mr. Desrosiers is also eligible to participate in our bonus plan up to a maximum of 40% of then current salary. Mr. Desrosiers has been granted stock options to purchase 35,000 shares of our common stock at an exercise price of $8.50 per share. These options have a term of ten years, vest ratably over five years commencing on December 31, 2001 and vest upon change in control and ratably upon a termination of Mr. Desrosiers' employment without "cause". Upon notice of termination of employment by us, Mr. Desrosiers will be entitled to receive as severance twelve months' salary and benefits.

         Effective January 1, 1999, as amended September 12, 2001, we entered into an employment contract with Johnny Martinsson, as Senior Vice President, European Division. He currently earns a base salary of SEK 1,000,000 per year, subject to annual review. Mr. Martinsson is also eligible to participate in our bonus plan up to a maximum of 40% of then current salary. Mr. Martinsson has been granted stock options to purchase 35,000 shares of our common stock at an exercise price of $8.50 per share, of which options to purchase 25, 000 shares were repriced from $14.00 per share. These options have a term of ten years, vest ratably over five years commencing on December 31, 1999 and vest upon change in control and ratably upon a termination of Mr. Martinsson's employment without "cause". Upon notice of termination of employment by us, Mr. Martinsson will be entitled to receive as severance twelve months' salary and benefits.

         Effective July 16, 2001, we entered into an employment agreement with John Pagotto, as Vice President, Equipment Division. Mr. Pagotto receives annual compensation of Canadian $232,000, subject to annual review. Mr. Pagotto is also eligible to participate in our bonus plan up to a maximum of 40% of then current salary. Mr. Pagotto has been granted stock options to purchase 35,000 shares of our common stock at an exercise price of $8.50 per share. These options have a term of ten years, vest ratably over five years commencing on December 31, 2001 and vest upon change in control and ratably upon a termination of Mr. Pagotto's employment without "cause". Upon notice of termination of employment by us, Mr. Pagotto will be entitled to receive as severance twelve months' salary and benefits.

         Effective June 18, 2001, we entered into an employment agreement with Len Rhodes, as Vice President, Global Marketing. Mr. Rhodes receives annual compensation of Canadian $154,500, subject to annual review. Mr. Rhodes is also eligible to participate in our bonus plan up to a maximum of 40% of then current salary. Mr. Rhodes has been granted stock options to purchase 25,000 shares of our common stock at an exercise price of $8.50 per share. These options have a term of ten years, vest ratably over five years commencing on December 31, 2001 and vest upon change in control and ratably upon a termination of Mr. Rhodes' employment without "cause". Upon notice of termination of employment by us, Mr. Rhodes will be entitled to receive as severance twelve months' salary and benefits.

         Effective August 16, 1999, as amended February 28, 2001 to extend the term to February 28, 2003, we entered into an employment agreement with Raymond Riccio, as Vice President, Apparel Division. The agreement may be renewed by us with 6 months' prior notice. Mr. Riccio receives annual compensation of $160,000, subject to annual review. Mr. Riccio is also eligible to participate in our bonus plan up to a maximum of 40% of then current salary. Mr. Riccio has been granted stock options to purchase 25,000 shares of our common stock at an exercise price of $8.50 per share. These options have a term of ten years, vest ratably over five years and vest upon change in control and ratably upon a termination of Mr. Riccio's employment without "cause". Upon notice of termination of employment by us, Mr. Riccio will be entitled to receive as severance the greater of six months' salary or the number of months remaining during the term of the agreement which terminates February 28, 2003.

         Effective January 9, 1997, David Terreri was appointed Vice President, Distribution and Customer Service. He earns a base salary of $203,855 per year, subject to annual review. Mr. Terreri is also eligible to participate in our bonus plan up to a maximum of 40% of then-current salary with a bonus of 20% of Mr. Terreri's salary guaranteed in the first year of his employment. Mr. Terreri has been granted stock options to purchase 50,000 shares of our common stock at an exercise price of $8.50 per share, which were repriced from $10.00 per share. These options have a term of ten years, vest ratably over five years and vest immediately upon a change of control and ratably upon a termination of Mr. Terreri's employment without "cause". Upon three months' notice of termination of employment by us Mr. Terreri will be entitled to receive as severance six months' salary per year of service in the first year of service and twelve months' salary per year of service with us thereafter up to a maximum of fifteen months.

RETIREMENT AND LONG-TERM INCENTIVE PLANS

       During 1998 we introduced a contributory defined contribution plan (the "Pension Plan"). Our executive officers entered into supplementary executive retirement agreements ("SERP"). The SERP benefit equals 2% of base earnings at retirement times years of service minus the pension provided by our Pension Plan. These SERPs are unfunded. During the year ended December 31, 2001, an expense was $267,000 was recorded by us. The balance of the unfunded liability was $687,000 as at December 31, 2001

       We also maintain a defined contribution plan for certain of our employees, under which we make a contribution of up to $5,600. Matching contributions in 2001 were $20,200 (2000- $41,600).

PERFORMANCE GRAPH

       Normally, we would present a graph comparing the cumulative total stockholder return on our common stock with that of the NASDAQ Composite Index for U.S. companies and the Dow Jones Recreation Products Group that is comprised of toy, entertainment, sporting goods, recreation and leisure product companies. However, on April 11, 1997, as a result of our reorganization, all outstanding shares of the Old Common Stock were converted into warrants to purchase shares of our common stock.

In addition, since April 11, 1997 there has been extremely limited trading volume of our common stock. Therefore, a performance graph is not presented as it would not be meaningful.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information regarding beneficial ownership of our common stock as of February 1, 2002, with respect to (a) each person known to be the beneficial owner of more than 5% of the outstanding shares of common stock, (b) our directors, (c) our executive officers and (d) all of our executive officers and directors as a group. (Except as indicated in the footnotes to the table, all such shares of common stock are owned with sole voting power and investment power.)


                                                          NO. OF SHARES
NAME OF BENEFICIAL OWNER                              BENEFICIALLY OWNED(1)   % OF CLASS
------------------------                              ---------------------   ----------
PRINCIPAL STOCKHOLDERS

WS Acquisition LLC(2) ............................           3,412,949            56.0%
The Equitable Life Assurance Society of the United
States(3) ........................................           1,253,684            21.0%
Gerald B. Wasserman(4) ...........................             722,222            10.8%
Phoenix Life Insurance Company(5) ................             517,322             8.4%
Caisse de depot et placement du Quebec(6) ........             539,974             8.3%
The Northwestern Mutual Life Insurance Company(7)              394,015             6.6%

DIRECTORS

Phil Bakes(8) ....................................                  --
Michel Baril(9) ..................................                  --
Paul Chute(5) ....................................                  --
Greg S. Feldman(2) ...............................                  --
Jason B. Fortin(2) ...............................                  --
James C. Pendergast(3) ...........................                  --
Roger Samson(10) .................................                  --

EXECUTIVE OFFICERS

Matthew O'Toole(11) ..............................              40,000               *
Robert A. Desrosiers(11) .........................               7,000               *
John Pagotto(11) .................................               7,000               *
Len Rhodes(11) ...................................               5,000               *
Raymond Riccio(11) ...............................               5,000               *
David Terreri(11) ................................              50,000               *
Johnny Martinsson(12) ............................              21,000               *
ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP
  (14 PERSONS) ...................................             135,000             2.2%

----------
* Less than 1%

1. Beneficial ownership excludes 538,517 shares of our common stock that have not yet been allocated pursuant to the reorganization plan in connection with our bankruptcy. These shares will either be issued to the holders of certain unsecured claims or issued to holders of our outstanding shares of common stock.

2. The address of these owners is 620 Fifth Avenue, New York, New York 10020. WS Acquisition LLC's beneficial ownership includes 7,947 shares indirectly owned through its affiliate, Wellspring Capital Management LLC, and 115,135 shares covered by warrants exercisable within 60 days of February 1, 2002. Greg S. Feldman is the Managing Member of WS Acquisition LLC. Mr. Feldman disclaims beneficial ownership of the 3,412,949 shares held by WS Acquisition LLC. Jason Fortin's beneficial ownership excludes those shares. Mr. Fortin is a principal of Wellspring Capital Management LLC, an affiliate of WS Acquisition LLC.

3. The address of these owners is 1290 Avenue of the Americas, New York, New York 10104. James C. Pendergast disclaims beneficial ownership of the 1,253,684 shares owned by The Equitable Life Assurance Society of the United States. Mr. Pendergast is a Managing Director of Alliance Corporate Finance Group Inc., an affiliate of the Equitable Life Assurance Society of the United States.

4. The address of this owner is 3610 Serra Road, Malibu, California 90265. Gerald Wasserman's beneficial ownership consists of 722,222 shares covered by options exercisable within 60 days of February 1, 2002.

5. The address of these owners is 1 American Row, Hartford, Connecticut 06115. Phoenix Life Insurance Company's beneficial ownership includes 159,127 shares covered by warrants exercisable within 60 days of February 1, 2002. Paul M. Chute disclaims beneficial ownership of the 517,322 shares beneficially owned by Phoenix Life Insurance Company. Mr. Chute is a Managing Director of Phoenix Investment Partners Ltd., an affiliate of Phoenix Life Insurance Company.

6. The address of this owner is 2001 McGill College, 6th Floor, Montreal, Quebec, Canada H3A 1G1. This owner's beneficial ownership consists entirely of shares covered by warrants exercisable within 60 days of February 1, 2002.

7. The address of this owner is 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202.

8.       The address of this owner is 80 S.W. 8th Street, Miami, FL 33130-3047.

9. The address of this owner is c/o Bombardier, Produits Recreatifs, 1061, rue Parent, St-Bruno, Quebec, Canada J3V 6P1.

10. The address of this owner is 14 Place le Marronnier, St. Lambert, Quebec, Canada J45 1Z7.

11. The address of these owners is c/o The Hockey Company, 3500 Boulevard de Maisonneuve, Montreal, Quebec, Canada H3Z 3C1, unless otherwise indicated. Each of these owner's beneficial ownership consists entirely of shares covered by options exercisable within 60 days of February 1, 2002.

12. The address of this owner is c/o Jofa AB, S-782 22 Malung, Sweden. This owner's beneficial ownership consists entirely of shares covered by options exercisable within 60 days of February 1, 2002.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  In 2001, we were charged a management fee of $100,000 by Wellspring Capital Management LLC, an affiliate of the controlling stockholder. In 2000, we were charged a management fee of $180,000 by Wellspring Capital Management LLC for services performed in connection with the extensions of the Caisse loan.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)Financial Statements required by Item 14 are included and indexed in Part II, Item 8.

(a)(2)The financial statement schedules filed as part of this report include the following:

                  SCHEDULE                                               PAGE
                  --------                                               ----

         II       Valuation and Qualifying Accounts and Reserves           45

(a)(3)The following is a list of all Exhibits filed as part of this Report:

 EXHIBIT NO.         DESCRIPTION
 -----------         -----------

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

 3.3 Certificate of Amendment to Certificate of Incorporation and Certificate of Designation, dated November 19, 1998. Filed as
                  Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

 3.4 Certificate of Amendment to Certificate of Incorporation, dated February 1, 2000. Filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

 3.5 Certificate of Amendment to Certificate of Incorporation, dated March 14, 2001. Filed as Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

 10.1 Cash Option Agreement, dated January 6, 1997 between the Company and Wellspring Associates LLC. Filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

 10.2 Amendment to Cash Option Agreement, dated April 8, 1997, between the Company and Wellspring Associates LLC. Filed as
                  Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

 10.12 Deed of Lease, dated April 11, 1997 between 2938201 Canada Inc. and Sport Maska Inc. Filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated herein by reference.

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

 10.15 License and sponsorship agreement, dated September 25, 1998, among NHL Enterprises, L.P., NHL Enterprises Canada, L.P., NHL Enterprises B.V., Sport Maska Inc. and Maska U.S. Inc. Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

 10.16 Amendment to license agreement dated October 27, 1998, among NHL Enterprises, L.P., NHL Enterprises Canada, L.P., NHL Enterprises B.V., Sport Maska, Inc. and Maska U.S., Inc. Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

 10.17 Amended and Restated Credit Agreement, dated as of March 14, 2001, among the Company and Sport Maska Inc., as borrowers, Caisse de depot et placement du Quebec, as Agent and Lender, and Montreal Trust Company, as Paying Agent. Filed as Exhibit
                  10.1 to the Company's Current Report on Form 8-K dated March 26, 2001, incorporated herein by reference.

 10.18 Warrant Agreement, dated as of March 14, 2001, between the Company and Caisse de depot et placement du Quebec. Filed as
                  Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 26, 2001, incorporated herein by reference

 10.19 Agreement, dated as of March 14, 2001, among Caisse de depot et placement du Quebec, the Company, WS Acquisition LLC and certain other stockholders of the Company. Filed as Exhibit
                  10.3 to the Company's Current Report on Form 8-K dated March 26, 2001, incorporated herein by reference.

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

 21               List of the Company's subsidiaries. (Filed herewith.)

 (b)   Reports on Form 8-K.

         On December 4, 2001 the Company filed a Current Report on Form 8-K with respect to the resignation of Gerald B. Wasserman as Chairman and Director, and the appointment of Greg S. Feldman as Chairman and Matthew H. O'Toole as Chief Executive Officer.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2002.

                               THE HOCKEY COMPANY


                               By: /s/ Robert A. Desrosiers
                                  ----------------------------------------------
                               Name:  Robert A. Desrosiers
                               Title: Chief Financial Officer and
                                      Vice-President, Finance and Administration

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated. Each person whose signature to this Form 10-K appears below hereby appoints Robert A. Desrosiers as his attorney-in-fact to sign on his behalf individually and in the capacity stated below and to file all amendments and post-effective amendments to this Form 10-K, and any and all instruments or documents filed as part of or in connection with this Form 10-K or the amendments thereto, and any such attorney-in-fact may make such changes and additions in this Form 10-K as such attorney-in-fact may deem necessary or appropriate.

 Signature                   Title                               Date
 ---------                   -----                               ----

 /s/ Greg S. Feldman         Chairman of the Board               March 12, 2002
 -------------------------
 Greg S. Feldman


 /s/ Matthew H. O'Toole      Chief Executive Officer,           March 12, 2002
 -------------------------   President and Director
 Matthew H. O'Toole


                             Director
 -------------------------
 Phil Bakes


 /s/ Michel Baril            Director                            March 12, 2002
 ------------------------
 Michel Baril


 /s/ Paul M. Chute           Director                            March 12, 2002
 -------------------------
 Paul M. Chute


 /s/ Jason B. Fortin         Director                            March 12, 2002
 -------------------------
 Jason B. Fortin


 /s/ James C. Pendergast     Director                            March 12, 2002
 -------------------------
 James C. Pendergast


 /s/ Roger Samson            Director                            March 12, 2002
 ------------------------
 Roger Samson