Form 10-Q
period 2002-03-31
HOCKEY CO
filed 2002-05-15
CIK 880036

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q


    (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2002
                               -----------------------------------

                                       OR

     [    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  ----------------------

Commission file number                            0-19596
                      ----------------------------------------------------------

                               THE HOCKEY COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Delaware                                                13-36-32297
--------------------------------------------------------------------------------------------------
              (State or other jurisdiction of                                   (IRS Employer
              incorporation or organization)                                 Identification No.)

3500, Boul. de Maisonneuve, Suite 800, Montreal, Quebec, Canada                    H3Z 3C1
--------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                                (Zip code)

Registrant's telephone number, including area code                             (514) 932-1118
                                                   ------------------------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES     X                           NO
                -----                            -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under the plan confirmed by the court .

          YES     X                           NO
                -----                            -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at May 1, 2002
       Common Stock,                                     7,040,523
      $.01 par value

                                                                        PAGE NO.
--------------------------------------------------------------------------------

Part I     Financial Information
--------------------------------

Item 1.    Financial Statements

           Unaudited and Audited Consolidated Balance Sheets at
           March 31, 2002 and December 31, 2001                               1

           Unaudited Consolidated Statements of Operations for
           the Three Months ended March 31, 2002 and for the
           Three Months ended March 31, 2001                                  2

           Unaudited Consolidated Statements of Comprehensive
           Loss for the Three Months ended March 31, 2002 and for
           the Three Months ended March 31, 2001                              3

           Unaudited Consolidated Statements of Cash Flows for
           the Three Months Ended March 31, 2002 and for the
           Three Months ended March 31, 2001                                  4

           Notes to Unaudited Consolidated Financial Statements               5


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               12


Item 3.    Quantitative and Qualitative Disclosures about Market Risk        15



Part II    Other Information
----------------------------

Item 1.    Legal Proceedings                                                 17


Item 2.    Changes in Securities                                             17


Item 3.    Defaults Upon Senior Securities                                   17


Item 4.    Submission of Matters to a Vote of Security Holders               17


Item 5.    Other Information                                                 17


Item 6.    Exhibits and Reports on Form 8-K                                  17

                        THE HOCKEY COMPANY
                   CONSOLIDATED BALANCE SHEETS
                          (In thousands)

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                                                          Audited           Unaudited
                                                                       Dec. 31, 2001      Mar. 31, 2002
                                                                    -----------------------------------

ASSETS

Current assets
     Cash and cash equivalents                                           $  6,503             $  4,385
     Accounts receivable, net                                              50,551               37,578
     Inventories (Note 2)                                                  42,865               45,645
     Prepaid expenses and other receivables                                 4,891                4,940
     Income taxes receivable                                                1,718                1,727
                                                                    -----------------------------------
     Total current assets                                                 106,528               94,275
Property, plant and equipment, net of accumulated depreciation
     ($15,556 and  $16,175, respectively)                                  16,834               16,083
Goodwill and excess re-organization intangible, net of accumulated
     amortization  (Note 3)                                                69,250               69,117
Other assets                                                                6,811                6,107
                                                                    -----------------------------------
     Total assets                                                        $199,423             $185,582
                                                                    ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Short-term borrowings (Note 4)                                      $ 27,792             $ 21,209
     Accounts payable and accrued liabilities                              20,870               18,076
     Income taxes payable                                                   3,470                3,050
     Current portion of long term debt (Note 4)                               243                  241
                                                                    -----------------------------------
     Total current liabilities                                             52,375               42,576
Long-term debt (Note 4)                                                    86,350               86,606
Accrued dividends payable (Note 5)                                          5,779                6,373
Deferred income taxes and other long-term liabilities                       1,128                  495
                                                                    -----------------------------------
     Total liabilities                                                    145,632              136,050
                                                                    -----------------------------------

Contingencies (Note 7)

13% Pay-In-Kind preferred stock (Note 5)                                   11,571               11,630
                                                                    -----------------------------------

Stockholders' equity
Common stock, par value $0.01 per share, 20,000,000 shares
      authorized, 6,500,549 shares issued and outstanding                      65                   65
Re-organization warrants, 300,000 issued and 299,451 outstanding
     (Note 5)                                                                   -                    -
Common stock purchase warrants, 699,101 issued and outstanding
     (Note 5)                                                               5,115                5,115
Additional paid-in capital                                                 66,515               66,515
Deficit                                                                   (22,090)             (25,737)
Accumulated other comprehensive loss                                       (7,385)              (8,056)
                                                                    -----------------------------------
     Total stockholders' equity                                            42,220               37,902
                                                                    -----------------------------------
     Total liabilities and stockholders' equity                          $199,423             $185,582
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

                        THE HOCKEY COMPANY
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
                (In thousands, except share data)

                                                                       For the Three        For the Three
                                                                        Months ended         Months ended
                                                                       Mar. 31, 2001        Mar. 31, 2002
                                                                    --------------------------------------

Net sales                                                                $ 34,835              $34,161
Cost of goods sold before restructuring charges                            20,873               19,364
Restructuring and unusual charges (Note 9)                                    901                    -
                                                                         -----------------------------
       Gross profit                                                        13,061               14,797

Selling, general and administrative expenses                               14,921               14,486
Restructuring and unusual charges (Note 9)                                  2,005                    -
Amortization of excess reorganization value and goodwill                    1,105                    -
                                                                         -----------------------------
       Operating income (loss)                                             (4,970)                 311

Other expense, net                                                            576                  543
Interest expense                                                            2,991                2,656
                                                                         -----------------------------
Loss before income taxes and extraordinary item                            (8,537)              (2,888)
Income taxes                                                                  134                  106
                                                                         -----------------------------
Loss before extraordinary item                                             (8,671)              (2,994)

Extraordinary item
           Loss on early extinguishing of debt, net of income
           taxes                                                            1,091                    -
                                                                         -----------------------------
Net loss                                                                   (9,762)              (2,994)
Preferred stock dividends                                                     526                  594
Accretion of 13% Pay-In-Kind preferred stock                                   59                   59
                                                                         -----------------------------
Net loss attributable to common shareholders                             $(10,347)             $(3,647)
                                                                         =============================
Basic and diluted loss per share before extraordinary item (See
       Note 6)                                                           $  (1.37)             $ (0.51)

Basic and diluted loss per share (See Note 6)                            $  (1.53)             $ (0.51)

Adjusted loss before extraordinary item and amortization of excess
       reorganization value and goodwill                                   (7,566)              (2,994)
Adjusted loss before amortization of excess reorganization value
       and goodwill                                                        (8,657)              (2,994)
Adjusted loss per share before extraordinary item and amortization
       of excess reorganization value and goodwill                          (1.12)               (0.51)
Adjusted loss per share before amortization of excess
       reorganization value and goodwill                                    (1.28)               (0.51)

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                        THE HOCKEY COMPANY
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                           (UNAUDITED)
                          (In thousands)

                                                                       For the Three         For the Three
                                                                        Months ended         Months ended
                                                                       Mar. 31, 2001         Mar. 31, 2002
                                                                    --------------------------------------
Net loss                                                                $ (9,762)              $(2,994)
Foreign currency translation adjustments                                    (823)                 (671)
                                                                         -----------------------------
Net comprehensive loss                                                  $(10,585)              $(3,665)
                                                                         =============================

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

                        THE HOCKEY COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (In thousands)

                                                                       For the Three        For the Three
                                                                        Months ended         Months ended
                                                                       Mar. 31, 2001        Mar. 31, 2002
                                                                       ----------------------------------
OPERATING ACTIVITIES:
Net loss before extraordinary item                                         $(8,671)             $(2,994)
Adjustments to reconcile net loss to net cash provided by (used
     in) operating activities:
       Restructuring charges                                                 2,906                    -
       Depreciation and amortization                                         3,290                1,479
       Deferred income taxes                                                   121                 (407)
       Gain on disposal of fixed assets                                         (6)                   -
       Gain on foreign exchange                                               (488)                 (19)
Change in operating assets and liabilities:
       Accounts receivable                                                   9,259               12,922
       Inventories                                                          (5,864)              (2,920)
       Prepaid expenses and other receivables                                 (502)                 192
       Accounts payable and accrued liabilities                             (9,058)              (3,107)
       Income taxes payable                                                   (935)                (416)
                                                                           ----------------------------
           Net cash provided by (used in) operating activities              (9,948)               4,730
                                                                           ----------------------------
INVESTING ACTIVITIES:
       Deferred expense                                                        268                   34
       Purchases of fixed assets                                              (543)                (242)
       Proceeds from sales of fixed assets                                       8                    -
                                                                           ----------------------------
           Net cash used in investing activities                              (267)                (208)
                                                                           ----------------------------
FINANCING ACTIVITIES:
       Net change in short-term borrowings                                  10,468               (6,585)
       Deferred financing costs                                             (5,937)                (137)
       Proceeds from long-term debt                                              -                  365
       Principal payments on debt                                              (63)                 (60)
       Issuance of warrants                                                  3,450                    -
                                                                           ----------------------------
           Net cash provided by (used in) financing activities               7,918               (6,417)
                                                                           ----------------------------
Effects of foreign exchange rate changes on cash                               392                 (223)
                                                                           ----------------------------
Decrease in cash                                                            (1,905)              (2,118)
Cash and cash equivalents at beginning of period                             2,423                6,503
                                                                           ----------------------------
Cash and cash equivalents at end of period                                 $   518              $ 4,385
                                                                           ============================

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

                        THE HOCKEY COMPANY
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE DATA)


1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   DESCRIPTION OF BUSINESS, CHANGE OF CORPORATE NAME AND
     PRINCIPLES OF CONSOLIDATION

     The Hockey Company ("THC" or the "Company") was incorporated in September 1991 and reorganized in April 1997.

     The consolidated financial statements include the accounts of The Hockey Company and its wholly-owned subsidiaries (collectively, the "Company"). The Company designs, develops, manufactures and markets a broad range of sporting goods. The Company manufactures hockey and hockey related products, including hockey uniforms, hockey sticks, protective equipment and hockey, figure and inline skates, as well as street hockey products, marketed under the CCM(R), KOHO(R), JOFA(R),TITAN(R), CANADIEN(TM) and HEATON(R) brand names. The Company sells its products worldwide to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors. The Company manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally.

B.   BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements appearing in this quarterly report have been prepared on a basis consistent with the annual financial statements of THC and its subsidiaries, except for the application of accounting pronouncements as discussed below.

     In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the Company's Unaudited Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Loss and Statements of Cash Flows for the 2002 and 2001 periods have been included. These unaudited interim consolidated financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles to be included in a full set of financial statements. Results for the interim periods are not necessarily a basis from which to project results for the full year due to the seasonality of the Company's business. These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     The Company has applied the new rules on accounting for goodwill as of January 1, 2002. The Company will test goodwill annually for impairment using a two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to complete the required testing of indefinite lived assets for initial impairment as of January 1, 2002 in the first half of 2002.The amounts of goodwill and excess re-organizational value have not yet been allocated to reporting units and will be allocated in the second quarter.

     In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Under the new rules, assets held for sale would be recorded at the lower of the assets' carrying amounts and fair values and would cease to be depreciated. The Company adopted the Statement as of January 1, 2002 and no significant transition adjustment resulted from its adoption.

                        THE HOCKEY COMPANY
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE DATA)


     On April 30, 2002, the Financial Accounting Standards Board Issued SFAS
No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, if material in the aggregate. Due to the rescission of SFAS No. 4, the criteria in Opinion 30 will now be used to classify those gains and losses.

     The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item will be reclassified. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company is currently assessing the impact adoption of this statement will have on its financial statements.

2.   INVENTORIES

Net inventories consist of:

                                             December 31, 2001        March 31, 2002
------------------------------------------------------------------------------------
          Finished products                        $31,892                $34,609
          Work in process                            2,665                  2,712
          Raw materials and supplies                 8,308                  8,324
                                                   ----------------------------------
                                                   $42,865                $45,645
=====================================================================================

3.   GOODWILL AND EXCESS RE-ORGANIZATION INTANGIBLE

Goodwill and excess re-organization intangible consist of:

                                                               December 31, 2001        March 31, 2002
------------------------------------------------------------------------------------------------------
          Goodwill                                                   $42,883                 $42,750
          Excess re-organization intangible                           26,367                  26,367
                                                                     -------------------------------
                                                                     $69,250                 $69,117
======================================================================================================

4.   REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

A)   REVOLVING CREDIT FACILITIES

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

     On March 14, 2001, the Second Amendment to the U.S. Credit Agreement was entered into by Maska U.S., Inc., as borrower, the Credit Parties, the U.S. Lenders and General Electric Capital Corporation, as Agent and Lender. Simultaneously, the Second Amendment to the Canadian Credit Agreement was entered into by Sport Maska Inc., as borrower, the Credit Parties, the Canadian Lenders and General Electric Capital Canada Inc., as Agent and Lender. On terms and subject to the conditions of each of the Second Amendments, the Credit Agreements were amended to reflect the

                        THE HOCKEY COMPANY
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE DATA)


Amended and Restated Credit Agreement (as hereinafter defined). The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements is $60,000. However, under the terms of the Offering (See
Note 10), indebtedness cannot exceed $35,000 and must be repaid in its entirety at least once a year. Each of the Credit Agreements is subject to a minimum excess requirement of $1,750 in certain months. Total borrowings outstanding under the Credit Agreements at December 31, 2001 and March 31, 2002 were $27,792 and $18,636, respectively (excluding outstanding letters of credit of $5,732 at December 31, 2001 and $5,543 at March 31, 2002). The Credit Agreements will mature on October 17, 2002. Management believes the Credit Agreements can be renewed or refinanced upon maturity.

     Borrowings under the U.S. Credit Agreement bear interest at rates of either U.S. prime rate plus 0.50%-1.25% or LIBOR plus 1.75%-2.75% depending on the Company's Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the Canadian credit agreement bear interest at rates between the Canadian prime rate plus 0.75% to 1.50%, or LIBOR plus 1.75% to 2.75% depending on the Company's Operating Cash Flow Ratio, as defined in the agreement. In addition, the borrowers are charged a monthly commitment fee at an annual rate of up to 3/8 of 1% on the unused portion of the revolving credit facilities under the Credit Agreements and certain other fees.

     The Credit Agreements contain customary negative and affirmative covenants including those relating to capital expenditures, minimum interest coverage and fixed charges coverage ratio. The agreement restricts, among others, the ability to pay cash dividends on the preferred shares.

     Effective March 18, 1999, Jofa AB (Jofa), a Swedish subsidiary of the Company, entered into a credit agreement with Nordea Bank in Sweden. The maximum amount of loans and letters of credit that may be outstanding under the agreement is SEK 90,000 ($8,700)(SEK 80,000 in 2001($7,700)). The facility is collateralized by the assets of Jofa, excluding intellectual property, bears interest at a rate of STIBOR (4.2% at March 31, 2002) plus 0.90% and is renewable annually. Total borrowings as at December 31, 2001 and March 31, 2002 were nil and SEK 17,700 ($1,700), respectively.

     Effective July 10, 2001, KHF Finland Oy (KHF), a Finnish subsidiary of the Company, entered into a credit agreement with Nordea Bank in Finland, replacing the former credit facility for FIM 30,000 ($4,600) which was terminated during 2001. The maximum amount of loans and letters of credit that may be outstanding under the agreement is EUR 2,400 ($2,100). The facility is collateralized by the assets of KHF and bears interest at a rate of EURIBOR (3.4% at March 31, 2002) plus 0.9% and is renewable annually. Total borrowings as at December 31, 2001 and March 31, 2002 were nil.

B)   LONG-TERM DEBT

SECURED LOANS

     On November 19,1998, in connection with its acquisition of Sports Holdings Corp., the Company and Sport Maska Inc. entered into a Secured Loan Agreement with the Caisse de depot et placement du Quebec ("Caisse") to borrow a total of Canadian $135,800. The loan was initially for a period of two years that was extended until March 14, 2001, on which date, an Amended and Restated Credit Agreement was entered into by the Company and Sport Maska Inc., as borrowers, Caisse, as Agent and Lender, and Montreal Trust Company, as Paying Agent (the "Amended and Restated Credit Agreement"). On the terms and subject to the conditions of the Amended and Restated Credit Agreement, Facility 1 of the Caisse Loan, which was a facility in the maximum amount of Canadian $90,000, was extended to June 30, 2004, and Facility 2 of the Caisse Loan, which is a facility in the maximum amount of Canadian $45,800, was extended to October 31, 2002. Each facility bore interest equal to the Canadian prime rate plus 5%, and Facility 2 bore additional interest of 3.5% which is to be capitalized and repaid on Facility 2 maturity. At March 31, 2002, Facility 2 included $1,019 (December 31, 2001-$654) of capitalized interest. The loan was collateralized by all of the tangible and intangible assets of the Company subject to the prior ranking claims on accounts receivable and inventories by the lenders under the Company's revolving credit facilities. The loan was guaranteed by the Company and certain of its subsidiaries.

     The loan contained customary negative and affirmative covenants including those relating to capital expenditures, total indebtedness to EBITDA and minimum interest coverage, and a minimum EBITDA requirement which was met in 2001. The agreement restricted, among others, the ability to pay cash dividends on the preferred shares.

     On March 8, 2002, the Company acquired an option from the lender to extend the maturity of Facility 2 plus capitalized interest to February 28, 2003 in exchange for a nominal fee. The unconditional and irrevocable option maintained all the terms of the Amended and Restated Credit Agreement and expired on April 30, 2002. On April 3, 2002, the Company

                        THE HOCKEY COMPANY
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE DATA)


issued $125,000 of 11 1/4% Senior Secured Note Units due April 15, 2009 (the "Offering"), the proceeds of which were used to repay in full Facility 1 and Facility 2 plus capitalized interest (See Note 10). As a result, Facility 2 plus capitalized interest has been classified as a non-current liability in the Consolidated Balance Sheet at March 31, 2002. In connection with the Offering (See Note 10), the Amended and Restated Credit Agreement was terminated.

     In May 2000, Jofa AB, a subsidiary of the Company, entered into a loan agreement with Nordea Bank in Sweden to borrow SEK 10,000 ($973). The loan is for four years with annual principal repayments of SEK 2,500 ($243). The loan is secured by a chattel mortgage on the assets of the subsidiary and bears an interest rate of STIBOR plus 1.25%.

5.   COMMON STOCK, WARRANTS AND PREFERRED STOCK

     The Company has authorized 20,000,0000 shares of common stock, par value $0.01 per share, of which 6,500,549 shares are issued and outstanding (7,040,523 issued and outstanding as at May 1, 2002) (See Note 10).

     Pursuant to the Warrant Agreement, dated as of March 14, 2001, between the Company and Caisse, the Company issued a warrant to Caisse to purchase
539,974 shares of common stock, par value $.01 per share, of the Company, representing approximately 7.5% of the outstanding common stock, on a fully diluted basis, at an exercise price of $.01 per share. The number of shares issuable upon exercise of the warrants was subject to certain adjustments as provided in the Warrant Agreement. The fair value of the warrants was determined to be $3,450 and has been recorded in stockholders' equity as stock purchase warrants. Concurrent with the repayment of the Caisse loan (Note 10), the Caisse exercised the warrants and purchased the Company's common stock.

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

     On November 19, 1998, the Company issued 100,000 shares of 13% Pay-In-Kind redeemable preferred stock, $0.01 par value per share, together with warrants to purchase 159,127 common shares of the Company at a purchase price of $0.01 per share, for cash consideration of $12,500 (par value). The fair value of the warrants was determined to be $1,665 and has been recorded in stockholder's equity as common stock purchase warrants. The balance of the proceeds, $10,835, has been recorded as 13% Pay-In-Kind preferred stock. The difference between the redemption value of the preferred stock and the recorded amount is being accreted on a straight-line basis over the seven-year period ending November 19, 2005, by a charge to retained earnings.

     Dividends, which are payable semi-annually from November 19, 1998, may be paid in cash or in shares of the 13% Pay-In-Kind preferred stock, at the Company's option. The preferred stock is non-voting. If the Company fails to redeem the preferred stock on or before the mandatory redemption date and for a sixty day period or more after being notified of its failure to redeem the preferred stock, then the preferred stockholders, as a class of stockholders, have the option to elect one director to our Board of Directors with the provision that the preferred stockholders are to elect 28% of the Company's directors. In connection with the Offering as described in Note 10, the holder agreed to extend the redemption of the preferred stock to October 15, 2009, a date six months beyond the maturity of the notes issued in the Offering. At March 31, 2002 unpaid dividends of $6,373 (December 31, 2001 -$5,779) have been accrued on the preferred stock and are included as long-term liabilities, given the restrictions of our Credit Agreements. The preferred stock is redeemable. However, under the terms of the Company's debt covenants, the preferred stock may not be redeemed while its debt is outstanding.

     The preferred stock must be redeemed by the Company upon a change of control or by the mandatory redemption date.

                        THE HOCKEY COMPANY
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE DATA)


6.   EARNINGS PER SHARE

LOSS PER SHARE FOR THE THREE MONTH PERIODS ARE AS FOLLOWS:

------------------------------------------------------------------------------------------------------------
                                                  For the Three Months ended     For the Three Months ended
                                                        March 31, 2001                  March 31, 2002
------------------------------------------------------------------------------------------------------------
                                                      Basic         Diluted           Basic       Diluted
------------------------------------------------------------------------------------------------------------
Net loss before extraordinary item
attributable to common stockholders                 $ (9,256)      $ (9,256)       $ (3,647)     $ (3,647)

Net loss attributable to common stockholders         (10,347)       (10,347)         (3,647)       (3,647)

Weighted average common and common equivalent shares outstanding:

                                 Common stock      6,500,549      6,500,549       6,500,549     6,500,549

                 Common equivalent shares (a)        248,771        248,771         697,902       697,902

Total weighted average common and common
equivalent shares outstanding                      6,749,320      6,749,320       7,198,451     7,198,451

Net loss before extraordinary item per
common share (b)                                    $  (1.37)      $  (1.37)       $  (0.51)     $  (0.51)

Net loss per common share (b)                       $  (1.53)      $  (1.53)       $  (0.51)     $  (0.51)


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

(c) Options to purchase 1,322,222 shares of common stock and warrants to purchase 299,451 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the options' and warrants'exercise price was greater than the average book value of the common stock.

7.   CONTINGENCIES

     Other than certain legal proceedings arising from the ordinary course of business, which the Company believes will not have a material adverse effect, either individually or collectively, on its financial position, results of operations or cash flows, there is no other litigation pending or threatened against the Company.

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

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

     The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profit. Segment assets only include inventory.

                        THE HOCKEY COMPANY
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE DATA)


INFORMATION ABOUT SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

                                               Equipment                       Apparel                   Segment Total
                                    --------------------------------------------------------------------------------------------
                                          For the        For the         For the       For the        For the         For the
                                           Three          Three           Three         Three          Three           Three
                                       Months ended   Months ended   Months ended   Months ended   Months ended    Months ended
                                      Mar. 31, 2001  Mar. 31, 2002   Mar. 31, 2001  Mar. 31, 2002  Mar. 31, 2001   Mar. 31, 2002
                                    --------------------------------------------------------------------------------------------
Net sales                                $ 21,319      $  22,800        $ 13,516      $  11,361      $  34,835       $  34,161
Gross profit before restructuring           7,895          9,568           6,067          5,229         13,962          14,797
Inventory                                  32,185         26,470          13,624         19,175         45,809          45,645


RECONCILIATION OF SEGMENT PROFIT OR LOSS

                                                                         For the Three      For the Three
                                                                          Months ended       Months ended
                                                                         Mar. 31, 2001      Mar. 31, 2002
                                                                         --------------------------------
Segment gross profit before restructuring                                 $    13,962        $   14,797
Restructuring and unusual charges                                                 901                 -
                                                                          -----------------------------
Gross profit                                                                   13,061            14,797
Unallocated amounts:
   Selling, general and administrative expenses                                14,921            14,486
Restructuring and unusual charges                                               2,005                 -
   Amortization of excess re-organization value and goodwill                    1,105                 -
   Other expense, net                                                             576               543
   Interest expense                                                             2,991             2,656
                                                                          -----------------------------
Loss before income taxes and extraordinary item                           $    (8,537)        $  (2,888)
                                                                          =============================

9.   RESTRUCTURING AND UNUSUAL CHARGES

     In 2001, the Company embarked on a plan to rationalize its operations and consolidate its facilities. This rationalization involved the elimination of certain redundancies, both in terms of personnel and operations, as well as the consolidation of facilities including the closure of the Mount Forest, Ontario plant, the Paris, France sales office, and the consolidation of North American distribution into Canada. Approximately 380 employees were affected, of which 240 were from the apparel segment. Accordingly, the Company set up reserves of approximately $5,700 in 2001 for the expected cost of the restructuring. Of this amount, approximately $4,300 was to cover the cost of severance packages to affected employees, with the remainder representing other closure costs. Of these amounts, approximately $1,600 remained unpaid at March 31, 2002
(December 31, 2001 - $1,900).

10.  SUBSEQUENT EVENTS

     On April 3, 2002, THC issued $125,000 11 1/4% Senior Secured Note Units due April 15, 2009 (the "Notes") at a price of 98.806%, each such Unit consisting of $0.5 principal amount of 11 1/4% Senior Secured Notes due April 15, 2009 of THC and $0.5 principal amount of 11 1/4% Senior Secured Notes due April 15, 2009 of Sport Maska Inc., a wholly-owned subsidiary of THC, through a private placement.

     THC has fully and unconditionally guaranteed the Sport Maska Inc. Notes on a senior secured basis. Sport Maska Inc. has fully and unconditionally guaranteed the THC Notes. Also, certain subsidiaries of THC and Sport Maska Inc., excluding the Finnish subsidiaries, have fully and unconditionally guaranteed the Notes on a senior secured basis. The Notes

                        THE HOCKEY COMPANY
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE DATA)


and guarantees are secured by substantially all the tangible and intangible assets of the Company, excluding the Finnish subsidiaries, subject to the prior ranking claims by lenders under the revolving credit facilities (see Note 4a), and by a pledge of stock of the first-tier Finnish subsidiary. The security interest in the Company's Swedish subsidiaries (other than intellectual property) is limited to $15,000 .

     The Notes may be redeemed at any time after April 15, 2006 at the following redemption prices (expressed as percentages of the principal amount thereof) plus accrued and unpaid interest to the date of redemption, if redeemed during the twelve-month period commencing on April 15 of the year set forth below:

         YEAR                                    PERCENTAGE
         ----                                    ----------
         2006                                     105.625%
         2007                                     102.813%
         2008 and thereafter                      100.000%

     In addition, up to one-third of the Notes may be redeemed with the net proceeds of an equity offering at any time until April, 15, 2005 at a redemption price of 111.25% of the principal amount plus accrued and unpaid interest to the date of redemption. If the Company undergoes a change of control, the Company will be required to offer to purchase the units from the holders at 101% of principal amount plus accrued and unpaid interest to the date of repurchase.

     The proceeds of $123,508 were used (i) to repay all outstanding secured loans under the Amended and Restated Credit Agreement, dated March 14, 2001 (See
Note 4b), (ii) to repay a portion of the secured indebtedness under the U.S. and Canadian Credit Agreements (See Note 4a), (iii) to pay fees and expenses of the Offering and (iv) for general corporate purposes. The Amended and Restated Credit Agreement with Caisse and any documents related thereto have been terminated and are of no further force and effect. Among other financial covenants, the indenture governing the Notes restricts the Company's ability to borrow under its revolving credit facilities to a maximum of $35,000 and limits payments of dividends or repurchases of stock.

     Also concurrent with the repayment of the Caisse loan, the Caisse exercised its warrants to purchase 539,974 shares of common stock at $.01 per share
(See Note 5).

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

     Our business is seasonal. The seasonality of our business affects net sales and borrowings under our credit agreements. Traditional quarterly fluctuations in our business may vary in the future depending upon, among other things, changes in order cycles and product mix.

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

     EBITDA is a measure of the cash generated from operations and has been included in the selected income statement highlights because management believes that it would be a useful indicator for readers. EBITDA is defined as the earnings (net income) before interest, income and capital taxes, depreciation and amortization, restructuring charges and other unusual or non-recurring items. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles, but is presented because it is a widely accepted indicator of a company's ability to source and incur debt. EBITDA is defined in accordance with our existing seasonal working capital facilities. EBITDA should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. In addition, since companies calculate EBITDA differently, EBITDA as presented for us may not be comparable to EBITDA reported by other companies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002

2002 COMPARED TO 2001

     Net sales decreased 1.9% to $34.2 million in the three months ended
March 31, 2002, as compared to $34.8 million in the three months ended March 31, 2001. The decrease was attributable to lower sales of apparel due to a lower back order position at the beginning of the year offset in part by stronger sales of ice skates and sticks.

     Gross profit for the three months ended March 31, 2002, was $14.8 million, compared to $13.1 million in 2001, an increase of 13.0%, attributable to a strong product mix in the period, as well as improved product costs resulting from the restructuring in the prior year. Measured as a percentage of net sales, gross profit margins increased to 43.3% from 37.5% in the same period in 2001. The gross profit before restructuring was 40.0%.

                               THE HOCKEY COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     In the three months ended March 31, 2002, selling, general and administrative expenses decreased as a percentage of sales to 42.4% from 42.8% in 2001. In absolute dollar terms, there was a 2.9% decrease to $14.5 million in the first quarter of 2002 from $14.9 million in the same period of 2001. The decrease in the selling, general and administrative expenses is a result of the realization of savings from 2001 restructuring activities, offset by increased NHL commitments.

     Other expense of $0.5 million consists primarily of amortization of deferred financing costs.

     EBITDA was $1.4 million for the three months ended March 31, 2002, compared to $0.4 million for the three months ended March 31, 2001.

     Interest expense of $2.7 million for the three months ended March 31, 2002, was down $0.3 million versus the same three months of 2001.

     Our net loss for the three months ended March 31, 2002, was $3.0 million compared to a net loss of $9.8 million for the three months ended
March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our anticipated financing requirements for long-term growth, future capital expenditures and debt service are expected to be met through cash generated from our operations and borrowings under our credit facilities. Effective
November 19, 1998, one of our U.S. subsidiaries, Maska U.S., Inc., as the borrower, and the credit parties named therein entered into a credit agreement with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender. Simultaneously, one of our Canadian subsidiaries, Sport Maska Inc., as the borrower, and the credit parties named therein entered into a credit agreement with the lenders referred to therein and General Electric Capital Canada Inc., as Agent and Lender (together with General Electric Capital Corporation, "GECC"). The credit agreements are collateralized by all accounts receivable, inventories and related assets of the borrowers and our other North American subsidiaries, and are further collateralized by a second lien on all of our and our North American subsidiaries' other tangible and intangible assets. The credit agreements were amended on March 14, 2001 to reflect the amended Caisse term loans. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements is $60.0 million. However under the terms of the Offering (See Note 10), Indebtedness cannot exceed $35 million and must be repaid in full at least once a year. Total borrowings outstanding under the credit agreements were $18.6 million as at March 31, 2002 ($27.8 million at December 31, 2001), excluding $5.5 million of letters of credit outstanding. The maturity date of the GECC credit agreements is October 17, 2002. Management believes the GECC credit agreements can be renewed or refinanced upon maturity.

     Borrowings under the U.S. credit agreement bear interest at rates between U.S. prime plus 0.50% to 1.25% or LIBOR plus 1.75% to 2.75% depending on THC's Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the Canadian credit agreement bear interest at rates between the Canadian prime rate plus 0.75% to 1.50%, the U.S. prime rate plus 0.50% to 1.25% and the Canadian Bankers' Acceptance rate or LIBOR plus 1.75% to 2.75% depending on THC's Operating Cash Flow Ratio, as defined in the agreement. In addition, we are charged a GECC monthly commitment fee at an annual rate of 3/8 of 1% on the unused portion of the revolving credit facilities under the credit agreements and certain other fees.

     The credit agreements contain customary negative and affirmative covenants including those relating to capital expenditures, minimum interest coverage and fixed charge coverage. The credit agreements restrict, among other things, the ability to pay cash dividends on the preferred shares.

     On November 19, 1998, in connection with the acquisition of Sports Holdings Corp., we entered into a credit agreement with Caisse de depot et placement du Quebec ("Caisse") to borrow Canadian $135.8 million. The loan, initially for a period of two years was extended and matured on March 14, 2001, on which date we entered into an Amended and Restated Credit Agreement. This renewed Caisse loan was made up of 2 facilities (Facility 1--Canadian $90 million and Facility 2--Canadian $45.8 million). Each facility bore interest equal to the Canadian prime rate plus 5% and Facility 2 bore additional interest of 3.5% which was to be capitalized and repaid on the maturity of Facility 2. The Amended and Restated Credit Agreement was terminated in connection with the Offering (as defined below).

                               THE HOCKEY COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     On March 8, 2002, we acquired an option from Caisse to extend the maturity of Facility 2 plus capitalized interest to February 28, 2003 in exchange for a nominal fee. This unconditional and irrevocable option maintained all the terms of the Amended and Restated Credit Agreement and expired on April 30, 2002. As a result, Facility 2 plus capitalized interest has been classified as a non-current liability in the consolidated Balance Sheet at March 31, 2002. The Caisse loan was collateralized by all of our tangible and intangible assets, subject to the prior ranking claims on accounts receivable, inventories and related assets by GECC under the GECC U.S. and Canadian credit agreements. The loan was guaranteed by us and certain of our subsidiaries.

     The Amended and Restated Credit Agreement contained customary negative and affirmative covenants including those relating to capital expenditures, total indebtedness to EBITDA, minimum interest coverage and a minimum EBITDA requirement which was met in 2001.

     On April 3, 2002 (the "Closing Date"), we completed a private offering of $125 million aggregate principal amount of 11 1/4% Senior Secured Note Units due 2009 (the "Units"), at a discount of 1.194%, each such Unit consisting of $500 principal amount of 11 1/4% Senior Secured Notes due 2009 of The Hockey Company and $500 principal amount of 11 1/4% Senior Secured Notes due 2009 of Sport Maska Inc., our wholly-owned subsidiary (the "Offering"). The Notes are fully and unconditionally guaranteed by all of our restricted subsidiaries, excluding the Finnish subsidiaries. The stock of the first-tier Finnish subsidiary was pledged. Among the financial covenants in the indenture, our ability to borrow under the revolving credit facilities is restricted to a maximum of $35 million and the payments of dividends or repurchases of stock are limited.

     The proceeds of $123.5 million from the sale of the Units were used by us
(i) to repay all outstanding secured loans under the Amended and Restated Credit Agreement with Caisse, dated March 14, 2001 (See Note 4b), (ii) to pay down secured indebtedness under the U.S. and Canadian Credit Agreements with GECC,
(iii) to pay fees and expenses for the Offering and (iv) for general corporate purposes. The Amended and Restated Credit Agreement with Caisse and any documents related thereto have been terminated and are of no further force and effect. The terms of the GECC Credit Agreements were amended by each of the Fourth Amendment to Canadian Credit Agreement, dated the Closing Date, among the respective parties thereto, and the Third Amendment to U.S. Credit Agreement, dated the Closing Date, among the respective parties thereto.

     Effective March 18, 1999, Jofa AB, a Swedish subsidiary of the Company, entered into a credit agreement with Nordea Bank in Sweden. The maximum amount of loans and letters of credit that may be outstanding under the agreement is SEK 90 million ($8.7 million)(SEK 80 million in 2001 ($7.7 million)). The facility is collateralized by the assets of Jofa AB, excluding intellectual property, bears interest at a rate of STIBOR (4.2% at March 31, 2002) plus 0.90% (increased from 0.65% in connection with the guarantee by Jofa AB of the Offering) and is renewable annually. Total borrowings as at December 31, 2001 and March 31, 2002 were nil and SEK 17.7 million ($1.7 million), respectively. In addition, in May 2000, Jofa AB entered into a separate credit agreement with Nordea Bank to borrow SEK 10 million, or approximately $1.0 million. The loan has a term of four years with annual principal repayments of SEK 2.5 million, or approximately $0.2 million. The loan is secured by a chattel mortgage on the assets of Jofa AB and bears an interest rate of STIBOR plus 1.25%.

     Effective July 10, 2001, KHF Finland Oy, our Finnish subsidiary, entered into a credit agreement with Nordea Bank in Finland, replacing the former credit facility for FIM 30 million ($4.6 million) which was terminated in 2001. The maximum amount of loans and letters of credit that may be outstanding under the agreement is EUR 2.4 million ($2.1 million). The facility is valid until further notice and is collateralized by the assets of KHF Finland Oy and bears interest at a rate of EURIBOR plus 0.9%. Total borrowings as at December 31, 2001 and March 31, 2002 were nil.

     During the quarter ended March 31, 2002, our operations provided $4.2 million of cash compared to using $9.9 million in the first quarter of 2001. We had a net loss of $3.0 million in 2002 compared to a net loss of $9.8 million in 2001. EBITDA, was $1.4 million for the quarter ended March 31, 2002 compared to $0.4 million for the first quarter of 2001.

     Cash used in investing activities during the quarter ended March 31, 2002, was $0.2 million compared to $0.3 million in 2001.

     Cash used by financing activities during the quarter ended March 31, 2002, was $6.4 million compared to having provided $7.9 million in 2001.

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

RESTRUCTURING RESERVES

     In 2001, we embarked on a plan to rationalize our operations and consolidate our facilities. This rationalization involved the elimination of certain redundancies, both in terms of personnel and operations as well as the consolidation of facilities including the closure of its Mount Forest, Ontario plant, and our Paris, France sales office, and the consolidation of North American distribution into Canada. Accordingly, we set up reserves of approximately $5.7 million for the expected cost of the restructuring. Of this amount, approximately $4.3 million was to cover the cost of severance packages to affected employees, with the remainder representing other closure costs. Of these amounts, approximately $1.6 million remained unpaid as at March 31, 2002.

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

     We have applied the new rules on accounting for goodwill as of January 1, 2002. We will test goodwill annually for impairment using a two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to complete the required testing of indefinite lived assets and the allocation of goodwill to reporting units as of January 1, 2002 in the first half of 2002.

     In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Under the new rules, assets held for sale would be recorded at the lower of the assets' carrying amounts and fair values and would cease to be depreciated. We adopted the Statement as of January 1, 2002 and no significant transition adjustment resulted from its adoption.

     On April 30, 2002, the Financial Accounting Standards Board Issued SFAS
No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, if material in the aggregate. Due to the rescission of SFAS No. 4, the criteria in Opinion 30 will now be used to classify those gains and losses.

     The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item will be reclassified. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. We are currently assessing the impact adoption of this statement will have on our financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Our European and Canadian subsidiaries each have operating credit facilities denominated in their respective local currencies; these debt facilities are hedged by the operating revenues generated in the local currencies of the subsidiaries. Our long-term debt is denominated in Canadian dollars (Canadian $135.8 million). Our equity investment in our Canadian subsidiary is effectively hedged by the Canadian dollar denominated debt up to our investment in our Canadian subsidiary. As a result of the Offering, as described above, our equity investment in our Canadian subsidiary is no longer hedged and we

                               THE HOCKEY COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


are exposed to the fluctuations in Canadian dollars. As we hold either long-term or operating debt facilities denominated in the currencies of our European subsidiaries, our equity investments in those entities are hedged against foreign currency fluctuations. We do not engage in speculative derivative activities.

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

                               THE HOCKEY COMPANY
PART II
OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS.

             Reference is made to Note 7 of the Notes to Unaudited Consolidated Financial Statements included in Part I of this report.


ITEM 2.      CHANGES IN SECURITIES.

             Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

             Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             Not applicable.

ITEM 5.      OTHER INFORMATION

             Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits.

                    Not applicable.

               (b)  Reports on Form 8-K. Not applicable.

                    Not applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE HOCKEY COMPANY
                                  (REGISTRANT)


               By: /s/ Robert A. Desrosiers
                   -----------------------------------------------
               Name:   Robert A. Desrosiers
               Title:  Chief Financial Officer and Vice President,
                       Finance and Administration



Date: May 15, 2002