Form 10-Q
period 2002-06-30
HOCKEY CO
filed 2002-08-14
CIK 880036

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                -----------------------------------------------

                                    FORM 10-Q


    (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2002
                               -------------------------------------

                                       OR

     [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to
                              ---------------------------------  ---------------

Commission file number                                                 0 - 19596
                       ---------------------------------------------------------

                               THE HOCKEY COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Delaware                                                13-36-32297
------------------------------------------------------------------------------------------------
              (State or other jurisdiction of                                   (IRS Employer
              incorporation or organization)                                 Identification No.)

3500, Boul. de Maisonneuve, Suite 800, Montreal, Quebec, Canada                    H3Z 3C1
------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                                (Zip code)

Registrant's telephone number, including area code                             (514) 932-1118
                                                   ---------------------------------------------

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

           YES  X                               NO
              -----                               -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under the plan confirmed by the court :

           YES  X                               NO
              -----                               -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at August 12, 2002
--------------------------------------------------------------------------------
      Common Stock,                                  7,040,523
     $.01 par value

                               THE HOCKEY COMPANY
                                    FORM 10-Q
                                      INDEX

                                                                                                         PAGE NO.
-----------------------------------------------------------------------------------------------------------------

Part I     Financial Information
--------------------------------

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets at June 30, 2002 and December 31, 2001                                1

           Consolidated Statements of Operations for the Three and Six Months ended June 30, 2002
           and for the Three and Six Months ended June 30, 2001                                              2

           Consolidated Statements of Comprehensive Income (Loss) for the Three
           and Six Months ended June 30, 2002 and for the Three and Six Months
           ended June 30, 2001                                                                               3

           Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and for
           the Six Months ended June 30, 2001                                                                4

           Notes to Consolidated Financial Statements                                                        5


Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations            18


Item 3.    Quantitative and Qualitative Disclosure about Market Risk                                        23



Part II    Other Information
----------------------------

Item 1.    Legal Proceedings                                                                                24


Item 2.    Changes in Securities and Use of Proceeds                                                        24


Item 3.    Defaults Upon Senior Securities                                                                  24


Item 4.    Submission of Matters to a Vote of Security Holders                                              24


Item 5.    Other Information                                                                                24


Item 6.    Exhibits and Reports on Form 8-K                                                                 24

                               THE HOCKEY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                                                                           -------------------------------------------
                                                                                 Note 1(B)             Unaudited
                                                                           -------------------------------------------
                                                                               Dec. 31, 2001         June 30, 2002
                                                                           -------------------------------------------
ASSETS

Current assets
     Cash and cash equivalents                                                    $  6,503              $  6,118
     Accounts receivable, net                                                       50,551                55,476
     Inventories (Note 2)                                                           42,865                64,493
     Prepaid expenses                                                                4,891                 5,701
     Income taxes and other receivables                                              1,718                 1,891
                                                                           -------------------------------------------
     Total current assets                                                          106,528               133,679
Property, plant and equipment, net of accumulated depreciation ($15,556
     and $18,564, respectively)                                                     16,834                16,318
Goodwill and excess re-organization intangible (Note 3)                             69,250                70,684
Other assets                                                                         6,811                 8,877
                                                                           -------------------------------------------
     Total assets                                                                 $199,423              $229,558
                                                                           ===========================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Short-term borrowings (Note 4)                                               $ 27,792              $ 11,440
     Accounts payable and accrued liabilities                                       20,870                29,759
     Income taxes payable                                                            3,470                 3,381
     Current portion of long term debt (Note 4)                                        243                   272
                                                                           -------------------------------------------
     Total current liabilities                                                      52,375                44,852
Long-term debt (Note 4)                                                             86,350               123,900
Accrued dividends payable (Note 5)                                                   5,779                 6,967
Deferred income taxes and other long-term liabilities                                1,128                   532
                                                                           -------------------------------------------
     Total liabilities                                                             145,632               176,251
                                                                           -------------------------------------------
Contingencies (Note 7)

13% Pay-In-Kind preferred stock (Note 5)                                            11,571                11,659
                                                                           -------------------------------------------
Stockholders' equity
Common stock, par value $0.01 per share, 20,000,000 shares authorized,
      6,500,549 issued and outstanding at December 31, 2001 and 7,040,523
      issued and outstanding at June 30, 2002                                           65                    70
Common stock purchase warrants, 699,101 issued and outstanding at
     December 31, 2001 and 159,127 issued and outstanding at June 30,
     2002 (Note 5)                                                                   5,115                 1,665
Additional paid-in capital                                                          66,515                69,965
Deficit                                                                            (22,090)              (26,067)
Accumulated other comprehensive loss                                                (7,385)               (3,985)
                                                                           -------------------------------------------
     Total stockholders' equity                                                     42,220                41,648
                                                                           -------------------------------------------
     Total liabilities and stockholders' equity                                   $199,423              $229,558
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

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (In thousands, except share data)

                                                                 For the Three      For the Six      For the Three     For the Six
                                                                  Months ended     Months ended      Months ended      Months ended
                                                                 June 30, 2001     June 30, 2001     June 30, 2002    June 30, 2002
                                                                -------------------------------------------------------------------
Net sales                                                          $  42,252         $  77,087         $  44,567        $  78,728
Cost of goods sold before restructuring charges                       24,579            45,452            24,382           43,746
Restructuring and unusual charges (Note 9)                                 -               901                 -                -
                                                                -------------------------------------------------------------------
       Gross profit                                                   17,673            30,734            20,185           34,982
Selling, general and administrative expenses                          13,927            28,848            14,824           29,310
Restructuring and unusual charges (Note 9)                                 -             2,005                 -                -
Amortization of excess reorganization value and goodwill               1,100             2,205                 -                -
                                                                -------------------------------------------------------------------
       Operating income (loss)                                         2,646            (2,324)            5,361            5,672
Other expense, net                                                       760             1,415               207              771
Interest expense                                                       3,722             6,713             3,585            6,241
Foreign exchange gain                                                   (232)             (311)           (2,251)          (2,272)
                                                                -------------------------------------------------------------------
Income (loss) before income taxes and extraordinary item              (1,604)          (10,141)            3,820              932
Income taxes                                                              92               226               262              368
                                                                -------------------------------------------------------------------
Net income (loss) before extraordinary item                           (1,696)          (10,367)            3,558              564
Extraordinary item - Loss on early extinguishment of debt, net
           of income taxes                                                 -             1,091             3,265            3,265
                                                                -------------------------------------------------------------------
       Net income (loss)                                              (1,696)          (11,458)              293           (2,701)
Preferred stock dividends                                                525             1,051               594            1,188
Accretion of 13% Pay-In-Kind preferred stock                              60               119                29               88
                                                                -------------------------------------------------------------------
Net loss attributable to common shareholders                       $  (2,281)        $ (12,628)        $    (330)       $  (3,977)
                                                                ===================================================================

Basic and diluted income (loss) before extraordinary item per
       share (Note 6)                                              $   (0.32)        $   (1.60)        $    0.40        $   (0.10)
Basic and diluted loss - extraordinary item                                -             (0.15)            (0.45)           (0.45)
Basic and diluted loss per share (Note 6)                              (0.32)            (1.75)            (0.05)           (0.55)

Adjusted income (loss) before extraordinary item and
       amortization of excess reorganization value and goodwill         (596)           (8,162)            3,558              564
Adjusted income (loss) before amortization of excess
       reorganization value and goodwill                                (596)           (9,253)              293           (2,701)
Adjusted income (loss) per share before extraordinary item and
       amortization of excess reorganization value and goodwill        (0.08)            (1.13)             0.49            (0.08)
Adjusted loss per share before amortization of excess
       reorganization value and goodwill                               (0.08)            (1.28)             0.04            (0.38)

          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (In thousands)

                                                                 For the Three      For the Six      For the Three     For the Six
                                                                  Months ended     Months ended      Months ended      Months ended
                                                                 June 30, 2001     June 30, 2001     June 30, 2002    June 30, 2002
                                                                -------------------------------------------------------------------
Net income (loss)                                                 $   (1,696)        $  (11,458)              293          (2,701)
Foreign currency translation adjustments                                (966)            (1,789)            4,071            3,400
                                                                -------------------------------------------------------------------
Net comprehensive income (loss)                                   $   (2,662)        $  (13,247)       $    4,364      $       699
                                                                ===================================================================

          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                           --------------------------------------------
                                                                                     For the Six           For the Six
                                                                                    Months ended         Months ended
                                                                                   June 30, 2001         June 30, 2002
                                                                           --------------------------------------------
OPERATING ACTIVITIES:
Net income (loss) before extraordinary items                                         $  (10,367)            $     564
Adjustments to reconcile net income (loss) before extraordinary item to net cash used in operating activities:
       Restructuring and unusual charges                                                  2,906                     -
       Depreciation and amortization                                                      6,008                 2,748
       Deferred income taxes                                                                 43                  (559)
       Gain on sales of fixed assets                                                         (8)                    -
       Gain on foreign exchange                                                            (407)               (2,016)
Change in operating assets and liabilities:
       Accounts receivable                                                               (7,515)               (3,070)
       Inventories                                                                      (15,389)              (18,432)
       Prepaid expenses                                                                   1,069                   (81)
       Accounts payable and accrued liabilities                                          (4,858)                7,230
       Income taxes payable                                                                (999)                 (318)
                                                                           --------------------------------------------
           Net cash used in operating activities                                        (29,517)              (13,934)
                                                                           --------------------------------------------
INVESTING ACTIVITIES:
       Purchases of property, plant & equipment                                            (709)                 (603)
       Proceeds from sales of property, plant & equipment                                   332                     -
                                                                           --------------------------------------------
           Net cash provided by (used in) investing activities                             (377)                 (603)
                                                                           --------------------------------------------
FINANCING ACTIVITIES:
       Deferred financing costs                                                          (5,482)               (6,530)
       Net change in short-term borrowings                                               29,969               (17,175)
       Proceeds from long-term debt                                                         191               123,861
       Principal payments on debt                                                          (123)              (86,448)
       Issuance of warrants                                                               3,450                     5
                                                                           --------------------------------------------
           Net cash provided by financing activities                                     28,005                13,713
                                                                           --------------------------------------------
Effects of foreign exchange rate changes on cash                                           (153)                  439
                                                                           -------------------------------------------
Decrease in cash                                                                         (2,042)                 (385)
Cash and cash equivalents at beginning of period                                          2,423                 6,503
                                                                           --------------------------------------------
Cash and cash equivalents at end of period                                           $      381             $   6,118
                                                                           ============================================

          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

     The Hockey Company ("THC" or the "Company") was incorporated in September 1991 and reorganized in April 1997.

     The consolidated financial statements include the accounts of The Hockey Company and its wholly-owned subsidiaries (collectively, the "Company"). The Company designs, develops, manufactures and markets a broad range of sporting goods. The Company manufactures hockey and hockey related products, including hockey uniforms, hockey sticks, protective equipment and hockey, figure and inline skates, as well as street hockey products, marketed under the CCM(R), KOHO(R), JOFA(R), TITAN(R), CANADIEN(TM) and HEATON(R) brand names. The Company sells its products worldwide to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors. The Company manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally.


B.   BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements appearing in this quarterly report have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10Q and Article 10 of Regulation S-X, on a basis consistent with the annual financial statements of THC and its subsidiaries, except for the application of accounting pronouncements as discussed below.

     In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the Company's Unaudited Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income (Loss) and Statements of Cash Flows for the 2002 and 2001 periods have been included. These unaudited interim consolidated financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles to be included in a full set of financial statements. Results for the interim periods are not necessarily a basis from which to project results for the full year due to the seasonality of the Company's business. Sales of hockey equipment products are generally highly seasonal and in many instances are dependent on weather conditions. This seasonality causes our financial results to vary from quarter to quarter, with sales and earnings usually weakest in the first and second quarters. In addition, the nature of our business requires that in anticipation of the peak selling season for our products, we make relatively large investments in inventory. Relatively large investments in receivables consequently exist during and after such season.

     The Balance Sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.


C.   ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under the new rules, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests using a two-step process. The first step is to screen for potential impairment, while the second step measures the amount of impairment, if any. Other intangible assets will continue to be amortized over their estimated useful lives.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

     In accordance with the transition provisions of the SFAS No. 142, the Company has completed the first step of the transitional goodwill impairment test for all reporting units of the Company. The results of that test have indicated that no impairment in the value of goodwill and excess re-organizational intangible exists.

     In August 2001, the FASB issued SFAS No. 144, IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Under the new rules, assets held for sale would be recorded at the lower of the assets' carrying amounts and fair values and would cease to be depreciated. The Company adopted the Statement as of January 1, 2002, and no significant transition adjustment resulted from its adoption.

     On April 30, 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, if material in the aggregate. Due to the rescission of SFAS No. 4, the criteria in Opinion 30 will now be used to classify those gains and losses. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item will be reclassified. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company will adopt this Statement on January 1, 2003 upon which the extraordinary item - loss on early extinguishment of debt, net of income taxes will be reclassified.

     In July 2002, FASB issued SFAS no. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at the time when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs at the data of an entity's commitment to an exit plan in Issue 94-3. SFAS 146 will be effective for exit and disposal activities initiated after December 31, 2002 and had no impact on the Company's financial statements, but will impact the accounting treatment of future exit and disposal activities should they occur.


2.   INVENTORIES

Net inventories consist of:

                                                   December 31, 2001         June 30, 2002
                                               --------------------------------------------
          Finished products                                $  31,892             $  51,575
          Work in process                                      2,665                 2,630
          Raw materials and supplies                           8,308                10,288
                                               --------------------------------------------
                                                           $  42,865             $  64,493
                                               ============================================


3.   GOODWILL AND EXCESS RE-ORGANIZATION INTANGIBLE

Goodwill and excess re-organization intangible consist of:

                                                     December 31, 2001         June 30, 2002
                                                   ------------------------------------------
          Goodwill                                          $   42,883             $  44,252
          Excess re-organization intangible                     26,367                26,432
                                                   ------------------------------------------
                                                            $   69,250             $  70,684
                                                   ==========================================

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

     In connection with the issuance of the Notes (See Note 4b), the Third Amendment to the U.S. Credit Agreement was entered into by Maska U.S., Inc., as borrower, the Credit Parties, the U.S. Lenders and General Electric Capital Corporation, as Agent and Lender. Simultaneously, the Fourth Amendment to the Canadian Credit Agreement was entered into by Sport Maska Inc., as borrower, the Credit Parties, the Canadian Lenders and General Electric Capital Canada Inc., as Agent and Lender. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements is $60,000. However, under the terms of the Offering (See Note 4b), indebtedness cannot exceed $35,000 and must be repaid in its entirety at least once a year. Each of the Credit Agreements is subject to a minimum excess requirement of $1,750 in certain months. Total borrowings outstanding under the Credit Agreements at December 31, 2001 and June 30, 2002 were $27,792 and $4,043, respectively (excluding outstanding letters of credit of $5,732 at December 31, 2001 and $6,025 at June 30, 2002). The Credit Agreements will mature on October 17, 2002. Management believes the Credit Agreements can be renewed or refinanced upon maturity. If these agreements cannot be renewed or refinanced with GECC, the Company will seek alternative sources of financing to replace these credit agreements.

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

     Effective March 18, 1999, Jofa AB (Jofa), a Swedish subsidiary of the Company, entered into a credit agreement with Nordea Bank in Sweden. The maximum amount of loans and letters of credit that may be outstanding under the agreement is SEK 90,000 ($9,800)(SEK 80,000 in 2001($7,700)). The facility is collateralized by the assets of Jofa, excluding intellectual property, bears interest at a rate of STIBOR (4.5% at June 30, 2002) plus 0.90%, matures December 31, 2002 and is renewable annually. Total borrowings as at December 31, 2001 and June 30, 2002 were nil and SEK 50,901 ($5,528), respectively. Management believes that the credit agreement can be renewed or refinanced upon maturity. If this agreement cannot be renew or financed with Nordea Bank, the Company will seek alternate sources of financing to replace this agreement.

     Effective July 10, 2001, KHF Finland Oy (KHF), a Finnish subsidiary of the Company, entered into a credit agreement with Nordea Bank in Finland, replacing the former credit facility for FIM 30,000 ($4,600) which was terminated during 2001. The maximum amount of loans and letters of credit that may be outstanding under the agreement is EUR 2,400 ($2,365). The facility is collateralized by the assets of KHF and bears interest at a rate of EURIBOR (3.4% at June 30, 2002) plus 0.9% and is renewable annually. Total borrowings as at December 31, 2001 and June 30, 2002 were nil.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

B)   LONG-TERM DEBT

SECURED LOANS

     On November 19,1998, in connection with its acquisition of Sports Holdings Corp., the Company and Sport Maska Inc. entered into a Secured Loan Agreement with the Caisse de depot et placement du Quebec ("Caisse") to borrow a total of Canadian $135,800. The loan was initially for a period of two years that was extended until March 14, 2001, on which date, an Amended and Restated Credit Agreement was entered into by the Company and Sport Maska Inc., as borrowers, Caisse, as Agent and Lender, and Montreal Trust Company, as Paying Agent (the "Amended and Restated Credit Agreement"). On the terms and subject to the conditions of the Amended and Restated Credit Agreement, Facility 1 of the Caisse Loan, which was a facility in the maximum amount of Canadian $90,000, was extended to June 30, 2004, and Facility 2 of the Caisse Loan, which is a facility in the maximum amount of Canadian $45,800, was extended to October 31, 2002. Each facility bore interest equal to the Canadian prime rate plus 5%, and Facility 2 bore additional interest of 3.5% which was capitalized and repaid on Facility 2 maturity. At December 31, 2001 Facility 2 included $654 of capitalized interest. The loan was collateralized by all of the tangible and intangible assets of the Company subject to the prior ranking claims on accounts receivable and inventories by the lenders under the Company's revolving credit facilities. The loan was guaranteed by the Company and certain of its subsidiaries. On March 8, 2002 the Company acquired an option from the lender to extend the maturity of Facility 2 plus capitalized interest to February 28, 2003.

     The loan contained customary negative and affirmative covenants including those relating to capital expenditures, total indebtedness to EBITDA and minimum interest coverage, and a minimum EBITDA requirement. The agreement restricted, among others, the ability to pay cash dividends on the preferred shares.

     On April 3, 2002, the Company issued $125,000 11 1/4% Senior Secured Note Units (the "Notes") due April 15, 2009 at a price of 98.806%, each Unit consisting of $0.5 principal amount of 11 1/4% Senior Secured Notes of the Company and $0.5 principal amount of 11 1/4% Senior Secured Note of Sport Maska Inc., a wholly owned subsidiary of the Company, through a private placement.

     THC has fully and unconditionally guaranteed the Sport Maska Inc. Notes on a senior secured basis. Sport Maska Inc. has fully and unconditionally guaranteed the THC Notes. Also, certain subsidiaries of THC and Sport Maska Inc., excluding the Finnish subsidiaries, have fully and unconditionally guaranteed the Notes on a senior secured basis. The Notes and guarantees are secured by substantially all the tangible and intangible assets of the Company, excluding the Finnish subsidiaries, subject to the prior ranking claims by lenders under the revolving credit facilities (see Note 4a), and by a pledge of stock of the first-tier Finnish subsidiary. The security interest in the Company's Swedish subsidiaries (other than intellectual property) is limited to $15,000.

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

     The proceeds of $123,508 were used (i) to repay all outstanding secured loans under the Amended and Restated Credit Agreement, dated March 14, 2001 (See
Note 4b), (ii) to repay a portion of the secured indebtedness under the U.S. and Canadian Credit Agreements, (iii) to pay fees and expenses of the offering and
(iv) for general corporate purposes. The Amended and Restated Credit Agreement with Caisse and any documents related thereto have been terminated and are of no further force and effect. Among other financial covenants, the indenture governing the Notes restricts the Company's ability

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

to borrow under its revolving credit facilities to a maximum of $35,000 and limits payments of dividends or repurchases of stock.

     In May 2000, Jofa AB, a subsidiary of the Company, entered into a loan agreement with Nordea Bank in Sweden to borrow SEK 10,000 ($1,086). The loan is for four years with annual principal repayments of SEK 2,500 ($272). The loan is secured by a chattel mortgage on the assets of the subsidiary and bears an interest rate of STIBOR plus 1.25%.


5.   COMMON STOCK, WARRANTS AND PREFERRED STOCK

     The Company has authorized 20,000,0000 shares of common stock, par value $0.01 per share, of which 7,040,523 shares are issued and outstanding.

     Pursuant to the Warrant Agreement, dated as of March 14, 2001, between the Company and Caisse, the Company issued a warrant to Caisse to purchase
539,974 shares of common stock, par value $.01 per share, of the Company, at an exercise price of $.01 per share. Concurrent with the repayment of the Caisse loan (Note 4b), the Caisse exercised the warrants and purchased the Company's common stock.

     On April 11, 1997, in connection with a re-organization, THC's old common stock was extinguished and the holders received a total of 300,000 five-year warrants to purchase an aggregate of 300,000 shares of common stock at an exercise price of $16.92 per share. The warrants expired on April 11, 2002.

     On November 19, 1998, the Company issued 100,000 shares of 13% Pay-In-Kind redeemable preferred stock, $0.01 par value per share, together with warrants to purchase 159,127 common shares of the Company at a purchase price of $0.01 per share, for cash consideration of $12,500 (par value). The fair value of the warrants was determined to be $1,665 and has been recorded in stockholders' equity as common stock purchase warrants. The balance of the proceeds, $10,835, has been recorded as 13% Pay-In-Kind preferred stock. The difference between the redemption value of the preferred stock and the recorded amount is being accreted over the term of the Notes, by a charge to retained earnings.

     Dividends, which are payable semi-annually from November 19, 1998, may be paid in cash or in shares of the 13% Pay-In-Kind preferred stock, at the Company's option. The preferred stock is non-voting. If the Company fails to redeem the preferred stock on or before the mandatory redemption date and for a sixty day period or more after being notified of its failure to redeem the preferred stock, then the preferred stockholders, as a class of stockholders, have the option to elect one director to our Board of Directors with the provision that the preferred stockholders are to elect 28% of the Company's directors. In connection with the issuance of the Notes as described in Note 4b, the holder agreed to extend the redemption of the preferred stock to October 15, 2009, a date six months beyond the maturity of the notes issued in the Offering. At June 30, 2002 unpaid dividends of $6,967 (December 31, 2001 -$5,779) have been accrued on the preferred stock and are included as long-term liabilities,. The preferred stock is redeemable. However, under the terms of the Company's debt covenants, the preferred stock may not be redeemed while its debt is outstanding.

     The preferred stock must be redeemed by the Company upon a change of control or by the mandatory redemption date.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

6.   EARNINGS PER SHARE

Losses per share for the three and six months periods are as follows:

----------------------------------------------------------------------------------------------------------------------------------
                             For the Three  Months      For the Six Months        For the Three  Months      For the Six Months
                             ended June 30, 2001        ended June 30, 2001        ended June 30, 2002       ended June 30, 2002
----------------------------------------------------------------------------------------------------------------------------------
                              Basic       Diluted       Basic       Diluted       Basic       Diluted       Basic       Diluted
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) before
extraordinary item
attributable to common
stockholders                 $ (2,281)    $ (2,281)   $ (11,537)    $ (11,537)     $ 2,935      $ 2,935      $ (712)      $ (712)
----------------------------------------------------------------------------------------------------------------------------------
Net loss attributable to
common stockholders          $ (2,281)    $ (2,281)   $ (12,628)    $ (12,628)     $ (330)      $ (330)      (3,977)     $(3,977)
----------------------------------------------------------------------------------------------------------------------------------
Weighted average common and common equivalent shares outstanding:
----------------------------------------------------------------------------------------------------------------------------------
Common stock                6,500,549    6,500,549    6,500,549     6,500,549   7,040,523    7,040,523    6,770,536    6,770,536
----------------------------------------------------------------------------------------------------------------------------------
Common equivalent
shares (a)                    698,000      698,000      698,000       698,000     158,868      158,868      428,416      428,416
----------------------------------------------------------------------------------------------------------------------------------
Total weighted average
common and common
equivalent shares
outstanding                 7,198,549    7,198,549    7,198,549     7,198,549   7,199,381    7,199,381    7,198,952    7,198,952
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) before
extraordinary item per                                                                                             $            $
common share (b)              $ (0.32)     $ (0.32)     $ (1.60)      $ (1.60)     $  0.40      $  0.40       (0.10)       (0.10)
----------------------------------------------------------------------------------------------------------------------------------
Net loss per common                                                             $                     $            $            $
share (b)                     $ (0.32)     $ (0.32)     $ (1.75)      $ (1.75)      (0.05)       (0.05)       (0.55)       (0.55)
----------------------------------------------------------------------------------------------------------------------------------

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

(c) Options to purchase 1,322,222 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average book value of the common stock.


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

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

8.   SEGMENT INFORMATION


REPORTABLE SEGMENTS

     The Company has two reportable segments: Equipment and Apparel. The Equipment segment derives its revenue from the sale of skates, including ice hockey, roller hockey and figure skates, as well as protective hockey equipment and sticks for both players and goaltenders. The Apparel segment derives its revenue from the sale of hockey apparel, such as licensed authentic and replica hockey jerseys, team uniforms and socks as well as a high quality line of baseball style caps, jackets and other casual apparel using its own designs and graphics.


MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

     The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profit. Segment assets only include inventory.


INFORMATION ABOUT SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS


2001                                         Equipment                       Apparel                     Segment Total
                                    ----------------------------- ------------------------------ -------------------------------
                                      For the Three    For the Six   For the Three   For the Six    For the Three   For the Six
                                       Months ended    Months ended   Months ended  Months ended     Months ended   Months ended
                                          June 30        June 30         June 30       June 30          June 30       June 30
                                    ----------------------------- ------------------------------ -------------------------------
Net sales                               $  34,372      $  55,691        $  7,880      $  21,396      $  42,252       $  77,087
Gross profit before restructuring          14,348         22,243           3,325          9,392         17,673          31,635
Inventories                                33,984         33,984          17,820         17,820         51,804          51,804
Goodwill and excess
reorganizational intangible                64,274         64,274           9,544          9,544         73,818          73,818


2002                                         Equipment                       Apparel                     Segment Total
                                    ----------------------------- ------------------------------ -------------------------------
                                      For the Three    For the Six   For the Three   For the Six    For the Three   For the Six
                                       Months ended    Months ended   Months ended  Months ended     Months ended   Months ended
                                          June 30        June 30         June 30       June 30          June 30       June 30
                                    ----------------------------- ------------------------------ -------------------------------
Net sales                               $  33,473      $  56,273        $ 11,094      $  22,455      $  44,567       $  78,728
Gross profit before restructuring          14,733         24,301           5,452         10,681         20,185          34,982
Inventories                                37,997         37,997          26,496         26,496         64,493          64,493
Goodwill and excess
reorganizational intangible               61,961         61,961           8,723          8,723         70,684          70,684


Reconciliation of Segment Profit or Loss

                                                                  For the Three    For the Six   For the Three   For the Six
                                                                   Months ended   Months ended   Months ended    Months ended
                                                                  June 30, 2001   June 30, 2001  June 30, 2002  June 30, 2002
                                                                  -------------------------------------------------------------
Segment gross profit before restructuring                             $   17,673     $   31,635      $  20,185       $  34,982
Restructuring and unusual charges                                              -           (901)             -               -
                                                                  -------------------------------------------------------------
Gross Profit                                                              17,673         30,734         20,185          34,982

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Reconciliation of Segment Profit or Loss (cont'd)

                                                                  For the Three    For the Six   For the Three   For the Six
                                                                   Months ended   Months ended   Months ended    Months ended
                                                                  June 30, 2001   June 30, 2001  June 30, 2002  June 30, 2002
                                                                  -------------------------------------------------------------
Unallocated amounts:
     Selling, general and administrative expenses                         13,927         28,848         14,824          29,310
     Restructuring and unusual charges                                         -          2,005              -               -
     Amortization of excess re-organization value and goodwill             1,100          2,205              -               -
     Other expense, net                                                      760          1,415            207             771
     Interest expense                                                      3,722          6,713          3,585           6,241
     Foreign exchange gain                                                  (232)          (311)        (2,251)         (2,272)
                                                                  -------------------------------------------------------------
Income (loss) before income taxes and extraordinary item              $   (1,604)    $  (10,141)     $   3,820       $     932


9.   RESTRUCTURING AND UNUSUAL CHARGES

     In 2001, the Company embarked on a plan to rationalize its operations and consolidate its facilities. This rationalization involved the elimination of certain redundancies, both in terms of personnel and operations, as well as the consolidation of facilities including the closure of the Mount Forest, Ontario plant, the Paris, France sales office, and the consolidation of North American distribution into Canada. Approximately 380 employees were affected, of which 240 were from the apparel segment. Accordingly, the Company set up reserves of approximately $5,700 in 2001 for the expected cost of the restructuring. Of this amount, approximately $4,300 was to cover the cost of severance packages to affected employees, with the remainder representing other closure costs. Of these amounts, approximately $640 remained unpaid at June 30, 2002 (December 31, 2001 - $1,900).


10.  SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

     THC's and Sport Maska Inc.'s payment obligations under the Notes (see note
4b) are guaranteed by certain subsidiaries of the Company's and Sport Maska Inc.'s wholly owned subsidiaries (the Other Guarantors) excluding the Finnish subsidiaries which is a pledge of the stock. Such guarantees are full, unconditional and joint and several. Under the Company's revolving credit facilities, both Sport Maska Inc., and Maska U.S. Inc., a guarantor subsidiary, are restricted from paying dividends or providing loans or advances to the Company. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations and statements of cash flows information for THC, Sport Maska Inc., Other Guarantors and for the Company's other subsidiaries (the Non-Guarantor Subsidiaries), which have been included in the elimination column. The supplemental financial information reflects the investments of the THC, Sport Maska Inc., and the Other Guarantors in the Other Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information also reflects pushdown of the Company's loan with the Caisse (See Note 4b).

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

As at June 30, 2002                        The Hockey     Sport Maska Inc.     Guarantors         Other/            TOTAL
                                            Company                                           Eliminations
                                  ----------------------------------------------------------------------------------------
ASSETS

     Cash and cash equivalents                    -                 -            1,485             4,633            6,118
     Accounts receivable, net                     -            22,690           29,616             3,170           55,476
     Inventories                                  -            46,570           17,275               648           64,493
     Prepaid expenses                           802             2,685            2,155                59            5,701
     Income taxes and other
         receivables                            420             1,245              226                 -            1,891
     Intercompany accounts                   79,147            30,856           21,225          (131,228)               -
                                  ----------------------------------------------------------------------------------------
Total current assets                         80,369           104,046           71,982          (122,718)         133,679
Property, plant and equipment,
     net of accumulated depreciation              -            12,284            2,098             1,936           16,318
Intangible and other assets                   2,022            28,278           48,358               903           79,561
Investments in subsidiaries                  36,812                 -           44,621           (81,433)               -
Intercompany accounts                        11,092                 -           25,000           (36,092)               -
                                  ----------------------------------------------------------------------------------------
     Total assets                           130,295           144,608          192,059          (237,404)         229,558
                                  ========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Short-term borrowings                        -             5,461            5,979                 -           11,440
     Accounts payable and
         accrued liabilities                  2,284            17,602            8,971               902           29,759
     Income taxes payable                         -             2,656              668                57            3,381
     Current portion of long
         term debt                                -                 -              272                 -              272
     Intercompany accounts                    1,528            26,015           80,590          (108,133)               -
                                  ----------------------------------------------------------------------------------------
     Total current liabilities                3,812            51,734           96,480          (107,174)          44,852
Long-term debt                               36,780            61,781           25,339                 -          123,900
Deferred income taxes and other
     long-term liabilities                    6,969             2,041              691            (2,202)           7,499
Intercompany accounts                        25,000                 -           43,930           (68,930)               -
                                  ----------------------------------------------------------------------------------------
     Total liabilities                       72,561           115,556          166,440          (178,306)         176,251


13% Pay-in-Kind preferred stock              11,659                 -                -                 -           11,659
                                  ----------------------------------------------------------------------------------------
Stockholders' equity
Common stock, par value $0.01
     per share                                   70            30,706            4,901           (35,607)              70
Common stock purchase warrants                1,665                 -                -                 -            1,665
Additional paid-in capital                   69,965                 -           19,344           (19,344)          69,965
Retained earnings (Deficit)                 (26,067)           (1,008)           1,444              (436)         (26,067)
Accumulated other comprehensive
     loss                                       442              (646)             (70)           (3,711)          (3,985)
                                  ----------------------------------------------------------------------------------------
     Total stockholders' equity              46,075            29,052           25,619           (59,098)          41,648
                                  ----------------------------------------------------------------------------------------
     Total liabilities and
     stockholders' equity                   130,295           144,608          192,059          (237,404)         229,558
                                  ========================================================================================

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

As at December 31, 2001                    The Hockey     Sport Maska Inc.     Guarantors         Other/            TOTAL
                                             Company                                           Eliminations
                                  ----------------------------------------------------------------------------------------
ASSETS

     Cash and cash equivalents                    -                 6            2,002             4,495            6,503
     Accounts receivable, net                     -            17,615           32,268               668           50,551
     Inventories                                  -            27,539           15,726             (400)           42,865
     Prepaid expenses                           790             2,438            1,581                82            4,891
     Income taxes and other
         receivable                             420             1,187              111                 -            1,718
     Intercompany accounts                   66,325            35,262           33,492          (135,079)               -
                                  ----------------------------------------------------------------------------------------
     Total current assets                    67,535            84,047           85,180          (130,234)         106,528
Property, plant and equipment,
     net of accumulated depreciation              -            12,579            2,199             2,056           16,834
Intangible and other assets                   1,119            25,781           48,606               555           76,061
Investments in subsidiaries                  36,769                 -           43,470           (80,239)               -
Intercompany accounts                        11,092                 -           24,058           (35,150)               -
                                  ----------------------------------------------------------------------------------------
     Total assets                           116,515           122,407          203,513          (243,012)         199,423
                                  ========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Short-term borrowings                        -            12,769           15,023                 -           27,792
     Accounts payable and
     accrued liabilities                        933            10,961            8,744               232           20,870
     Income taxes payable                         -             2,046            1,265               159            3,470
     Current portion of long                                        -
         term debt                                                                 243                 -              243
     Intercompany accounts                    1,534            27,309           84,437          (113,280)               -
                                  ----------------------------------------------------------------------------------------
     Total current liabilities                2,467            53,085          109,712          (112,889)          52,375
Long-term debt                               22,586            39,279           24,485                 -           86,350
Deferred income taxes and other
     long-term liabilities                    5,779             2,135            1,122            (2,129)           6,907
Intercompany accounts                        24,058                 -           43,930           (67,988)               -
                                  ----------------------------------------------------------------------------------------
     Total liabilities                       54,890            94,499          179,249          (183,006)         145,632

13% Pay-in-Kind preferred stock              11,571                 -                -                 -           11,571
                                  ----------------------------------------------------------------------------------------
Stockholders' equity
Common stock, par value $0.01
      per share,                                 65            29,281            4,770           (34,051)              65
Common stock purchase warrants,               5,115                 -                -                 -            5,115
Additional paid-in capital                   66,515                 -           19,344           (19,344)          66,515
Deficit                                     (22,089)             (668)             799              (132)         (22,090)
Accumulated other comprehensive
     loss                                       448              (705)            (649)           (6,479)          (7,385)
                                  ----------------------------------------------------------------------------------------
     Total stockholders' equity              50,054            27,908           24,264           (60,006)          42,220
                                  ----------------------------------------------------------------------------------------
     Total liabilities and
     stockholders' equity                   116,515           122,407          203,513          (243,012)         199,423
                                  ========================================================================================

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Six months ended                           The Hockey     Sport Maska Inc.     Guarantors         Other/            TOTAL
June 30, 2002                                Company                                           Eliminations
                                  ----------------------------------------------------------------------------------------
Net sales                                         -            42,106           48,814           (12,192)          78,728
Cost of goods                                     -            27,861           30,931           (15,046)          43,746
                                  ----------------------------------------------------------------------------------------
       Gross profit                               -            14,245           17,883             2,854           34,982
Selling, general and
    administrative expenses                      25            12,059           15,525             1,701           29,310
                                  ----------------------------------------------------------------------------------------
       Operating income (loss)                  (25)            2,186            2,358             1,153            5,672
Other expense, net [1]                          217               193             (832)            1,193              771
Interest expense                              1,598             3,021            1,616                 6            6,241
Foreign exchange gain                             -            (2,272)               -                 -           (2,272)
                                  ----------------------------------------------------------------------------------------
Income (loss) before income taxes
           and extraordinary item            (1,840)            1,244            1,574               (46)             932
Income taxes                                      -                95             (100)              373              368
                                  ----------------------------------------------------------------------------------------
Income (loss) before
           extraordinary item                (1,840)            1,149            1,674              (419)             564
Extraordinary item - loss on
           early extinguishment
           of debt, net of taxes                861             1,486              918                 -            3,265
                                  ----------------------------------------------------------------------------------------
Net income (loss)                            (2,701)             (337)             756              (419)          (2,701)
                                  ========================================================================================

[1] Other expense, net for the Hockey Company and Other Guarantors includes equity in net income (loss) of subsidiaries of $43 and ($1,151) respectively.


Three months ended                          The Hockey     Sport Maska Inc.     Guarantors         Other/            TOTAL
June 30, 2002                                 Company                                           Eliminations
                                  ----------------------------------------------------------------------------------------
Net sales                                         -            25,848           25,684            (6,965)          44,567
Cost of goods                                     -            16,664           16,269            (8,551)          24,382
                                  ----------------------------------------------------------------------------------------
       Gross profit                               -             9,184            9,415             1,586           20,185
Selling, general and
    administrative expenses                       7             6,293            7,467             1,057           14,824
                                  ----------------------------------------------------------------------------------------
       Operating income (loss)                   (7)            2,891            1,948               529            5,361
Other expense, net [1]                       (2,112)               28             (742)            3,033              207
Interest expense                                951             1,894              736                 4            3,585
Foreign exchange gain                             -            (2,251)               -                 -          (2,251)
                                  ----------------------------------------------------------------------------------------
Income (loss) before income
           taxes and
           extraordinary item                 1,154             3,220            1,954            (2,508)           3,820
Income taxes                                      -                48                9               205              262
                                  ----------------------------------------------------------------------------------------
Income (loss) before
           extraordinary item                 1,154             3,172            1,945            (2,713)           3,558
Extraordinary item - loss on
           early extinguishment
           of debt net of taxes                 861             1,486              918                 -            3,265
                                  ----------------------------------------------------------------------------------------
Net income (loss)                               293             1,686            1,027            (2,713)             293
                                  ========================================================================================

[1] Other expense, net for the Hockey Company and Other Guarantors includes equity in net income (loss) of subsidiaries of $2,230 and ($904) respectively.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Six months ended                            The Hockey     Sport Maska Inc.     Guarantors         Other/            TOTAL
 June 30, 2001                                Company                                           Eliminations
                                  ----------------------------------------------------------------------------------------
Net sales                                         -            53,367           44,722           (21,002)          77,087
Cost of goods sold before
     restructuring charges                        -            39,950           28,837           (23,335)          45,452
Restructuring and unusual charges                 -               901                -                 -              901
                                  ----------------------------------------------------------------------------------------
       Gross profit                               -            12,516           15,885             2,333           30,734
Selling, general and
    administrative expenses                      11            12,080           15,453             1,304           28,848
Restructuring and unusual charges                 -             1,394              611                 -            2,005
Amortization of excess
reorganization value and goodwill                 -               635            1,675              (105)           2,205
                                  ----------------------------------------------------------------------------------------
       Operating income (loss)                  (11)           (1,593)          (1,854)            1,134           (2,324)
Other expense, net [1]                        9,706               675             (295)           (8,671)           1,415
Interest expense                              1,453             3,128            2,129                 3            6,713
Foreign exchange gain                             -             (311)                -                 -             (311)
                                  ----------------------------------------------------------------------------------------
Income (loss) before income
           taxes and
           extraordinary item               (11,170)           (5,085)          (3,688)            9,802          (10,141)
Income taxes                                      -                89             (115)              252              226
                                  ----------------------------------------------------------------------------------------
Net income (loss) before
           extraordinary item               (11,170)           (5,174)          (3,573)            9,550          (10,367)
Extraordinary item - loss on
           early extinguishment
           of debt, net of taxes                288               499              304                 -            1,091
                                  ----------------------------------------------------------------------------------------
Net income (loss)                           (11,458)           (5,673)          (3,877)            9,550          (11,458)
                                  ========================================================================================

[1] Other expense, net for the Hockey Company and Other Guarantors includes equity in net income (loss) of subsidiaries of $10,191 and ($466) respectively.


Three months ended                          The Hockey     Sport Maska Inc.     Guarantors         Other/            TOTAL
 June 30, 2001                                Company                                           Eliminations
                                  ----------------------------------------------------------------------------------------
Net sales                                         -            29,891           23,211           (10,850)          42,252
Cost of goods sold before
     restructuring charges                        -            21,380           15,099           (11,900)          24,579
Restructuring and unusual charges                 -                 -                -                 -                -
                                  ----------------------------------------------------------------------------------------
       Gross profit                               -             8,511            8,112             1,050           17,673
Selling, general and
    administrative expenses                       1             5,954            7,375               597           13,927
Restructuring and unusual
charges                                           -                 -                -                 -                -
Amortization of excess
reorganization value and goodwill                 -               318              836               (54)           1,100
                                  ----------------------------------------------------------------------------------------
       Operating income (loss)                   (1)            2,239              (99)              507            2,646
Other expense, net [1]                          850               221             (430)              119              760
Interest expense                                844             1,445            1,434                (1)           3,722
Foreign exchange gain                             -              (232)               -                 -             (232)
                                  ----------------------------------------------------------------------------------------
Income (loss) before income
           taxes                             (1,695)              805           (1,103)              389           (1,604)
Income taxes                                      -                45              (47)               94               92
                                  ========================================================================================

Net income (loss)                            (1,695)              760           (1,056)              295           (1,696)
                                  ========================================================================================

[1] Other expense, net for the Hockey Company and Other Guarantors includes equity in net income (loss) of subsidiaries of $1,185 and ($378) respectively.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Six months ended                              The Hockey      Sport Maska      Guarantors        Other/           TOTAL
June 30, 2002                                   Company          Inc.                         Eliminations
                                         ---------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net cash provided by (used for)
operating activities                             (13,295)        (10,971)          10,474            (142)        (13,934)
                                         ---------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchases of property, plant &
    equipment                                          -            (463)             (86)            (54)           (603)
                                         ---------------------------------------------------------------------------------
Net cash used for investing activities                 -            (463)             (86)            (54)           (603)
                                         ---------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Deferred financing costs                          (1,820)         (3,347)          (1,363)              -          (6,530)
Net change in short-term borrowings                    -          (7,290)          (9,578)           (307)        (17,175)
Principal payments on debt                       (21,853)        (39,471)         (25,124)              -         (86,448)
Proceeds from long term debt                      36,963          61,898           25,000               -         123,861
Issuance of warrants                                   5               -                -               -               5
                                         ---------------------------------------------------------------------------------
Net cash provided by (used for)
    financing activities                          13,295          11,790          (11,065)           (308)         13,713
                                         ---------------------------------------------------------------------------------
Effects of foreign exchange rate
changes on cash                                        -             (54)             160             333             439
                                         ---------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                -             302             (517)           (170)           (385)
Cash & cash equivalents at beginning
    of period                                          -            (302)           2,002           4,803           6,503
                                         ---------------------------------------------------------------------------------
Cash & cash equivalents at end
    of period                                          -               -            1,485           4,633           6,118
                                         ---------------------------------------------------------------------------------

Six months ended                               The Hockey      Sport Maska      Guarantors        Other/           TOTAL
June  30, 2001                                   Company          Inc.                         Eliminations
                                         ---------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net cash used for operating activities            (1,617)        (12,867)         (13,920)         (1,113)        (29,517)
                                         ---------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property, plant &
    equipment                                          -            (656)             (38)            (15)           (709)
Proceeds from disposal of property,
    plant & equipment                                  -             332                -               -             332
                                         ---------------------------------------------------------------------------------
Net cash used for investing activities                 -            (324)             (38)            (15)           (377)
                                         ---------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Deferred financing costs                          (1,936)         (2,579)          (1,536)            569          (5,482)
Net change in short-term borrowings                    -          14,780           15,189               -          29,969
Principal payments on debt                             -               -             (123)              -            (123)
Proceeds from long-term debt                         103              88                -               -             191
Issuance of warrants                               3,450               -                -               -           3,450
                                         ---------------------------------------------------------------------------------
Net cash provided by financing activities          1,617          12,289           13,530             569          28,005
                                         ---------------------------------------------------------------------------------
Effects of foreign exchange rate
changes on cash                                        -             (23)             (73)            (57)           (153)
                                         ---------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH
    EQUIVALENTS                                        -            (925)            (501)           (616)         (2,042)
Cash & cash equivalents at beginning
of period                                              -             925              517             981           2,423
                                         ---------------------------------------------------------------------------------
Cash & cash equivalents at end of
period                                                 -               -               16             365             381
                                         ---------------------------------------------------------------------------------

                               THE HOCKEY COMPANY
                                     PART II
                                OTHER INFORMATION

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

     EBITDA is defined as the earnings (net income) before interest, income and capital taxes, and depreciation and amortization. EBITDA includes restructuring charges and other unusual and non-recurring items, if any. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles, but is presented because it is a widely accepted indicator of a company's ability to source and incur debt.. EBITDA should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. In addition, since companies calculate EBITDA differently, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA is calculated as follows:

                                              For the Three      For the Six            For the Three        For the Six
                                               Months ended      Months ended           Months ended         Months ended
                                              June 30, 2001      June 30, 2001          June 30, 2002        June 30, 2002
------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                            2,646               (2,324)               5,361                5,672
Depreciation & amortization                        2,168                4,473                  940                1,856
Capital taxes                                        140                  296                  148                  290
Other expenses, net                                  436                  430                 (495)                (439)
------------------------------------------------------------------------------------------------------------------------------
EBITDA                                             5,390                2,875                5,954                7,379
==============================================================================================================================

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002

2002 COMPARED TO 2001

     Net sales increased 2.1% to $78.7 million in the six months ended June 30, 2002, as compared to $77.1 million in the six months ended June 30, 2001. For the three months ended June 30, 2002 net sales increased $2.3 million to $44.6 million. The increases were attributable to improved sales of licensed apparel due in part to the success of major market teams in the NHL playoffs as well as non-hockey sales in Scandinavia which is primarily due to the timing of shipments.

                               THE HOCKEY COMPANY
                                     PART II
                                OTHER INFORMATION

     Gross profit for the six months ended June 30, 2002 was $35.0 million, compared to $30.7 million in 2001, an increase of 13.8%, attributable to a strong product mix in the period, as well as improved product costs resulting from the restructuring in the prior year. Measured as a percentage of net sales, gross profit margins increased to 44.4% from 39.9% in the same period in 2001. The gross profit before restructuring in 2001 was 41.0%. Gross profit for the three months ended June 30, 2002 was $20.2 million, an increase of $2.5 million over the second quarter of 2001.

     In the six months ended June 30, 2002, selling, general and administrative expenses decreased marginally as a percentage of sales to 37.2% from 37.4% in 2001 despite a $1.9 million increase due to higher amounts payable to the NHL and higher insurance and benefits costs. In absolute dollar terms, there was a 1.6% increase to $29.3 million in the first half of 2002 from $28.8 million in the same period of 2001. For the three months ended June 30, 2002, selling, general and administrative expenses increased to $14.8 million from $13.9 million largely as a result of increase NHL related expenses as well as the timing of certain marketing expenses.

     Other income of $1.5 million consists a foreign exchange gain resulting for the translation of our long-term debt of $2.8 million offset by the amortization of deferred financing costs.

     EBITDA was $7.4 million for the six months ended June 30, 2002, compared to $2.9 million for the six months ended June 30, 2001. The three months ended June 30, 2002 EBITDA was $6.0 million compared to $5.4 million in the second quarter of 2001.

     Interest expense of $6.2 million for the six months ended June 30, 2002 was down from $6.7 million versus the same six months of 2001. For the three months ended June 30, 2002, interest expense was $3.6 million compared to $3.7 million in the second quarter of 2001.

     Our net income before extraordinary items for the six months ended June 30, 2002 was $0.6 million, compared to a net loss before extraordinary items of $10.4 million for the six months ended June 30, 2001. In three months ended June 30, 2002 we had a net income before extraordinary item of $3.6 million compared to a net loss before extraordinary item in the second quarter of 2001 of $1.7 million.

     As a result of the extinguishment of the Caisse loan, we wrote-off
$3.3 million of deferred financing costs which is recorded as an extraordinary item. See Liquidity and Capital Resources.

     Our net loss for the six months ended June 30, 2002, was $2.7 million compared to a net loss of $11.5 million for the six months ended June 30, 2001. In three months ended June 30, 2002 we had a net income of $0.3 million compared to a net loss in the second quarter of 2001 of $1.7 million.

     Our net loss attributable to common shareholders for the six months ended June 30, 2002 was $4.0 million compared to $12.6 million for the same six months in 2001. For the three months ended March 31, 2002, net loss attributable to common shareholders was $0.3 million compared to a loss of $2.3 million in the second quarter of 2001. Further, the accrual for preferred stock dividends increased by $0.1 million in the second quarter of 2002 compared to the same quarter in 2001. The difference between the redemption value of the preferred stock and the recorded amount is now being accreted over the term of the Notes (as described below) by a charge to retained earnings.


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

                               THE HOCKEY COMPANY
                                     PART II
                                OTHER INFORMATION

The credit agreements were amended in connection with the issuance of the Notes (as described below) to reflect the repayment of the Caisse term loans. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements is $60.0 million. However under the terms of the Notes, Indebtedness cannot exceed $35 million and must be repaid in full at least once a year. Total borrowings outstanding under the credit agreements were $4.0 million as at June 30, 2002 ($27.8 million at December 31, 2001), excluding $6.0 million of letters of credit outstanding. The maturity date of the GECC credit agreements is October 17, 2002. Management believes the GECC credit agreements can be renewed or refinanced upon maturity. If these agreements cannot be renewed or refinanced with GECC, we will seek alternative sources of financing to replace these credit agreements.

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

     On November 19, 1998, in connection with the acquisition of Sports Holdings Corp., we entered into a credit agreement with Caisse de depot et placement du Quebec ("Caisse") to borrow Canadian $135.8 million. The loan, initially for a period of two years, was extended and matured on March 14, 2001, on which date we entered into an Amended and Restated Credit Agreement. This renewed Caisse loan was made up of 2 facilities (Facility 1--Canadian $90 million and Facility 2--Canadian $45.8 million). Each facility bore interest equal to the Canadian prime rate plus 5% and Facility 2 bore additional interest of 3.5% which was to be capitalized and repaid on the maturity of Facility 2. The Amended and Restated Credit Agreement was terminated in connection with the issuance of the Notes (as described below). On March 8, 2002 we acquired an option from the lender to extend the maturity of Facility 2 plus capitalized interest to February 28, 2003.

     The Amended and Restated Credit Agreement contained customary negative and affirmative covenants including those relating to capital expenditures, total indebtedness to EBITDA, minimum interest coverage and a minimum EBITDA requirement which was met in 2001.

     On April 3, 2002, we completed a private offering of $125 million aggregate principal amount of 11 1/4% Senior Secured Note Units due April 15, 2009 (the "Notes"), at a price of 98.806%, each such Unit consisting of $500 principal amount of 11 1/4% Senior Secured Notes due April 15, 2009 of the Company and $500 principal amount of 11 1/4% Senior Secured Notes due April 15, 2009 of Sport Maska Inc., our wholly-owned subsidiary. The Notes are fully and unconditionally guaranteed by all of our restricted subsidiaries, excluding the Finnish subsidiaries. The stock of the first-tier Finnish subsidiary was pledged. Among the financial covenants in the indenture, our ability to borrow under the revolving credit facilities is restricted to a maximum of $35 million and the payments of dividends or repurchases of stock are limited.

     The proceeds of $123.5 million from the sale of the Units were used by us
(i) to repay all outstanding secured loans under the Amended and Restated Credit Agreement with Caisse, dated March 14, 2001, (ii) to pay down secured indebtedness under the U.S. and Canadian Credit Agreements with GECC, (iii) to pay fees and expenses for the offering and (iv) for general corporate purposes. The Amended and Restated Credit Agreement with Caisse and any documents related thereto have been terminated and are of no further force and effect. The terms of the GECC Credit Agreements were amended by each of the Fourth Amendment to Canadian Credit Agreement, among the respective parties thereto, and the Third Amendment to U.S. Credit Agreement, among the respective parties thereto.

     Effective March 18, 1999, Jofa AB, a Swedish subsidiary of the Company, entered into a credit agreement with Nordea Bank in Sweden. The maximum amount of loans and letters of credit that may be outstanding under the agreement is SEK 90 million ($9.8 million)(SEK 80 million in 2001 ($7.7 million)). The facility is collateralized by the assets of Jofa AB, excluding intellectual property, bears interest at a rate of STIBOR (4.5% at June 30, 2002) plus 0.90%, matures on December 31, 2002 and is renewable annually. Total borrowings as at December 31, 2001 and June 30, 2002 were nil and SEK

                               THE HOCKEY COMPANY
                                     PART II
                                OTHER INFORMATION

50,901 million ($5.5 million), respectively. Management believes that the credit agreement can be renewed or refinanced upon maturity. If this agreement cannot be renew or financed with Nordea Bank, the Company will seek alternate sources of financing to replace this agreement. In addition, in May 2000, Jofa AB entered into a separate credit agreement with Nordea Bank to borrow SEK
10 million, or approximately $1.0 million. The loan has a term of four years with annual principal repayments of SEK 2.5 million, or approximately
$0.3 million. The loan is secured by a chattel mortgage on the assets of Jofa AB and bears an interest rate of STIBOR plus 1.25%.

     Effective July 10, 2001, KHF Finland Oy, our Finnish subsidiary, entered into a credit agreement with Nordea Bank in Finland, replacing the former credit facility for FIM 30 million ($4.6 million) which was terminated in 2001. The maximum amount of loans and letters of credit that may be outstanding under the agreement is EUR 2.4 million ($2.4 million). The facility is renewable annually and is collateralized by the assets of KHF Finland Oy and bears interest at a rate of EURIBOR (3.4% at June 30, 2002) plus 0.9%. Total borrowings as at December 31, 2001 and June 30, 2002 were nil.

     During the six months ended June 30, 2002, our operations used
$14.0 million of cash compared to using $29.5 million in the first half of 2001. We had a net loss of $2.7 million in the first six months of 2002 compared to a net loss of $11.4 million in 2001. EBITDA was $10.2 million for the six months ended June 30, 2002 compared to $2.9 million for the first half of 2001. Inventory increased by $21.6 million from December 31, 2001 to June 30, 2002, the build-up is in line with the seasonal nature of our business and due to the earlier arrival of our apparel inventories to be able to provide timelier service to our customers in the peak shipping months ahead. Accordingly, accounts receivable were up $4.9 million due to higher sales in the first half of the year. Accounts payable and accrued liabilities are higher due to the accrual of the interest expense related to the bond issue and extended terms from our overseas suppliers on the purchase of the inventory.

     Cash used in investing activities during the period ended June 30, 2002, was $0.4 million compared to $0.2 million provided in 2001. The variance is caused by $0.3 million from the proceeds of the sales of equipment in 2001.

     Cash provided by financing activities during the six months ended June 30, 2002, was $14.1 million compared to having provided $28.0 million in 2001. The variance is due to the issuance of the notes of approximately $117.3 million (net of deferred financing costs of $6.5 million), the resulting repayment of the Caisse debt of $86.4 million as well as the pay-down of the entire GECC balances outstanding at that time of approximately $17.2 million.

     We follow the customary practice in the sporting goods industry of offering extended payment terms to creditworthy customers on qualified orders. Our working capital requirements generally peak in the second and third quarters as we build inventory and make shipments under these extended payment terms.

     Certain of our subsidiaries lease office and warehouse space and equipment under operating lease agreements. Certain of our subsidiaries have also entered into agreements that call for royalty payments generally based on net sales of certain products and product lines. Certain agreements require guaranteed minimum payments over the royalty term. We also pay certain professional players and teams an endorsement fee in exchange for promotion of our brands. Furthermore, we have repayment obligations on our long-term debt. The following is a schedule of future minimum payments and annual obligations under these commitments, as well as repayment of the Notes in 2009:

              2002                               $  16,161
              2003                                  14,787
              2004                                  14,188
              2005                                   6,422
              2006 to 2008                           1,332
              2009                                 125,000
                                                 ----------
                                                 ==========
                                                 $ 177,890
                                                 ==========

                               THE HOCKEY COMPANY
                                     PART II
                                OTHER INFORMATION

RESTRUCTURING RESERVES

     In 2001, we embarked on a plan to rationalize our operations and consolidate our facilities. This rationalization involved the elimination of certain redundancies, both in terms of personnel and operations as well as the consolidation of facilities including the closure of its Mount Forest, Ontario plant, and our Paris, France sales office, and the consolidation of North American distribution into Canada. Accordingly, we set up reserves of approximately $5.7 million for the expected cost of the restructuring. Of this amount, approximately $4.3 million was to cover the cost of severance packages to affected employees, with the remainder representing other closure costs. Of these amounts, approximately $0.6 million remained unpaid as at June 30, 2002.


NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under the new rules, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests using a two-step process. The first step is to screen for potential impairment, while the second step measures the amount of impairment, if any. Other intangible assets will continue to be amortized over their estimated useful lives.

     In accordance with the transition provisions of the SFAS No. 142, we have completed the first step of the transitional goodwill impairment test for all of our reporting units of the Company. The results of that test have indicated that no impairment in the value of goodwill and excess re-organizational intangible exists.

     In August 2001, FASB issued SFAS No. 144, IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Under the new rules, assets held for sale would be recorded at the lower of the assets' carrying amounts and fair values and would cease to be depreciated. We adopted the Statement as of January 1, 2002 and no significant transition adjustment resulted from its adoption.

     On April 30, 2002, FASB Issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, if material in the aggregate. Due to the rescission of SFAS No. 4, the criteria in Opinion 30 will now be used to classify those gains and losses.

     The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item will be reclassified. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. We will adopt this Statement on January 1, 2003 upon which the extraordinary item - loss on early extinguishment of debt, net of income taxes will be reclassified.

     In July 2002, FASB issued SFAS no. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at the time when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs at the data of an entity's commitment to an exit plan in Issue 94-3. SFAS 146 will be effective for exit and disposal activities initiated after December 31, 2002 and had no impact on our financial statements, but will impact the accounting treatment of future exit and disposal activities should they occur.

                               THE HOCKEY COMPANY
                                     PART II
                                OTHER INFORMATION

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

     Our European and Canadian subsidiaries each have operating credit facilities denominated in their respective local currencies; these debt facilities are hedged by the operating revenues generated in the local currencies of the subsidiaries. Our long-term debt is denominated in U.S. dollars but 50% is held by the Canadian operating company and we are exposed to the fluctuations in United States dollars. As we hold either long-term or operating debt facilities denominated in the currencies of our European subsidiaries, our equity investments in those entities are hedged against foreign currency fluctuations. We do not engage in speculative derivative activities.

     We are exposed to changes in interest rates primarily as a result of our operating credit facilities used to maintain liquidity and fund capital expenditures. Management's objective, regarding interest rate risk, is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve these objectives, we maintain the ability to borrow funds in different markets, thereby mitigating the effect of large changes in any one market. Our operating lines have variable interest rates and thus a 1% variation in the interest rate will cause approximately $0.4 million increase or decrease in interest expense if we were to borrow at the peak for the entire year.

     We are also exposed to foreign exchange fluctuations due to our significant sales and costs in Canada, Sweden and Finland. If the average exchange rate of the Canadian Dollar, Swedish Krona and Finnish Markka were to vary by 1% versus the U.S. Dollar, the effect on sales for the first six months of 2002 would have been $0.2 million, $0.1 million and $0.1 million, respectively. We also have operating expenses in each of these currencies which would mitigate the impact of such foreign exchange variation on cash flows from operations. Further, a 1% variation in Canadian Dollar versus the U.S, Dollar would have an effect of less than $0.1 million on interest expense for the entire year given that 50% of the debt is held by the Canadian operating company.

                               THE HOCKEY COMPANY
                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Reference is made to Note 7 of the Notes to Unaudited Consolidated Financial Statements included in Part I of this report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

            99.1 Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 106 of the Sarbanes-Oxley Act of 2002.
                  (filed herewith)

(b)      Reports on Form 8-K.

            On April 11, 2002, the Company issued a report on Form 8K regarding the issuance of $125 million of Senior Secured Note Units.

                                   SIGNATURES
                                   ----------

     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE HOCKEY COMPANY
                                  (REGISTRANT)


               By:          /s/ Robert A. Desrosiers
                   ------------------------------------------------------
                   Name:      Robert A. Desrosiers
                   Title:     Chief Financial Officer and Vice President,
                              Finance and Administration


Date: August 14, 2002