Form 10-Q
period 2002-09-30
HOCKEY CO
filed 2002-11-14
CIK 880036

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2002
                               ------------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to
                               ---------------------------    -----------------
Commission file number    0 - 19596
                       --------------------------------------------------------

                               THE HOCKEY COMPANY
             (Exact name of registrant as specified in its charter)

          Delaware                                         13-36-32297
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                          Identification No.)

3500, Boul. de Maisonneuve, Suite 800, Montreal, Quebec, Canada        H3Z 3C1
         (Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code       (514) 932-1118
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

       YES       X                                  NO
           --------------                              --------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under the plan confirmed by the court :

       YES       X                                  NO
           --------------                              --------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                  Outstanding at November 14, 2002
     ----------                               --------------------------------
     Common Stock,                                        7,040,523
     $.01 par value

                               THE HOCKEY COMPANY
                                    FORM 10-Q
                                      INDEX

                                                                      Page No.
                                                                     ----------
Part I     Financial Information
--------------------------------

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets at September 30, 2002 and
           December 31, 2001                                              1

           Consolidated Statements of Operations for the Three and
           Nine Months ended September 30, 2002 and for the
           Three and Nine Months ended September 30, 2001                 2

           Consolidated Statements of Comprehensive Income (Loss)
           for the Three and Nine Months ended September 30, 2002
           and for the Three and Nine Months ended
           September 30, 2001                                             3

           Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2002 and for the Nine Months
           ended September 30, 2001                                       4

           Notes to Consolidated Financial Statements                     5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      19

Item 3.    Quantitative and Qualitative Disclosure about Market Risk      24

Item 4.    Controls and Procedures                                        24


Part II    Other Information
----------------------------

Item 1.    Legal Proceedings                                              26

Item 2.    Changes in Securities and Use of Proceeds                      26

Item 3.    Defaults Upon Senior Securities                                26

Item 4.    Submission of Matters to a Vote of Security Holders            26

Item 5.    Other Information                                              26

Item 6.    Exhibits and Reports on Form 8-K                               26

                               THE HOCKEY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (In thousands, except share data)


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

------------------------------------------------------------------------------------------------------------------------------
                                                                                           Note 1(B)           Unaudited
------------------------------------------------------------------------------------------------------------------------------
                                                                                         Dec. 31, 2001      Sept. 30, 2002
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash and cash equivalents                                                                  $  6,503            $  7,367
   Accounts receivable, net                                                                     50,551              82,252
   Inventories (Note 2)                                                                         42,865              52,233
   Prepaid expenses                                                                              4,891               3,283
   Income taxes and other receivables                                                            1,718               1,112
------------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                        106,528             146,247
Property, plant and equipment, net of accumulated depreciation
   ($15,556 and $19,140, respectively)                                                          16,834              15,427
Goodwill and excess re-organization intangible (Note 3)                                         69,250              66,565
Other assets                                                                                     6,811               8,982
------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                               $199,423            $237,221
==============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Short-term borrowings (Note 4)                                                             $ 27,792            $ 16,613
   Accounts payable                                                                              7,301               8,245
   Accrued liabilities                                                                          13,569              22,316
   Income taxes payable                                                                          3,470               3,133
   Current portion of long term debt (Note 4)                                                      243                 269
------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                                    52,375              50,576
Long-term debt (Note 4)                                                                         86,350             123,883
Accrued dividends payable (Note 5)                                                               5,779               7,561
Deferred income taxes and other long-term liabilities                                            1,128                 347
------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                          $145,632            $182,367
------------------------------------------------------------------------------------------------------------------------------
Contingencies (Note 7)

13% Pay-In-Kind preferred stock (Note 5)                                                        11,571              11,688
------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
Common stock, par value $0.01 per share, 20,000,000 shares authorized,
   6,500,549 issued and outstanding at December 31, 2001 and 7,040,523
   issued and outstanding at September 30, 2002                                                     65                  70
Common stock purchase warrants, 699,101 issued and outstanding at
   December 31, 2001 and 159,127 issued and outstanding at September 30,
   2002 (Note 5)                                                                                 5,115               1,665
Additional paid-in capital                                                                      66,515              69,965
Deficit                                                                                        (22,090)            (23,308)
Accumulated other comprehensive loss                                                            (7,385)             (5,226)
------------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                                   42,220              43,166
------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                                                 $199,423            $237,221
==============================================================================================================================

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             For the Three     For the Nine    For the Three     For the Nine
                                                              Months ended     Months ended     Months ended     Months ended
                                                            Sept. 30, 2001   Sept. 30, 2001   Sept. 30, 2002   Sept. 30, 2002
---------------------------------------------------------------------------------------------------------------------------------

Net sales                                                          $65,899         $142,986          $72,696         $151,424
Cost of goods sold before restructuring charges                     38,479           83,931           40,888           84,634
Restructuring and unusual charges (Note 9)                             286            1,187                -                -
---------------------------------------------------------------------------------------------------------------------------------
   Gross profit                                                     27,134           57,868           31,808           66,790
Selling, general and administrative expenses                        15,446           44,294           16,985           46,295
Restructuring and unusual charges (Note 9)                             810            2,815                -                -
Amortization of excess reorganization value and goodwill             1,098            3,303                -                -
---------------------------------------------------------------------------------------------------------------------------------
Operating income                                                     9,780            7,456           14,823           20,495
Other expense, net                                                     889            2,304              582            1,353
Interest expense                                                     3,622           10,335            4,042           10,283
Foreign exchange loss (gain)                                            (4)            (315)           2,443              171
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and extraordinary item             5,273           (4,868)           7,756            8,688
Income taxes (Note 3)                                                1,378            1,604            4,374            4,742
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                              3,895           (6,472)           3,382            3,946
Extraordinary item - Loss on early extinguishment of debt,
   net of income taxes                                                   -            1,091                -            3,265
---------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                 3,895           (7,563)           3,382              681
Preferred stock dividends                                              526            1,577              594            1,782
Accretion of 13% Pay-In-Kind preferred stock                            59              178               29              117
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss) attributable to common shareholders              $ 3,310         $ (9,318)         $ 2,759         $ (1,218)
=================================================================================================================================
Basic and diluted income (loss) before extraordinary item
   per share (Note 6)                                              $  0.46         $  (1.17)         $  0.38         $   0.28
Basic and diluted loss - extraordinary item                              -            (0.15)               -            (0.45)
Basic and diluted income (loss) per share (Note 6)                    0.46            (1.32)            0.38            (0.17)

Adjusted income (loss) before extraordinary item and
   amortization of excess reorganization value and goodwill          4,993           (3,169)           3,382            3,946

Adjusted income (loss) before amortization of excess
   reorganization value and goodwill                                 4,993           (4,260)           3,382              681

Adjusted income (loss) per share before extraordinary item
   and amortization of excess reorganization value and goodwill       0.69            (0.45)            0.38             0.28

Adjusted income (loss) per share before amortization of
   excess reorganization value and goodwill                           0.69            (0.60)            0.38            (0.17)


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (In thousands)

                                             For the Three       For the Nine     For the Three       For the Nine
                                              Months ended       Months ended      Months ended       Months ended
                                            Sept. 30, 2001     Sept. 30, 2001    Sept. 30, 2002     Sept. 30, 2002
                                         --------------------------------------------------------------------------
Net income (loss)                                   $3,895            $(7,563)          $ 3,382             $  681
Foreign currency translation adjustments             1,421               (368)           (1,241)             2,159
                                         --------------------------------------------------------------------------
Net comprehensive income (loss)                     $5,316            $(7,931)          $ 2,141             $2,840
                                         ==========================================================================

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                        For the Nine          For the Nine
                                                                                        Months ended          Months ended
                                                                                      Sept. 30, 2001        Sept. 30, 2002
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Income (loss) before extraordinary items                                                    $ (6,472)             $  3,946
Adjustments to reconcile net income (loss) before extraordinary item to net cash used in operating activities:
   Restructuring and unusual charges                                                           4,002                     -
   Depreciation and amortization                                                               8,699                 4,057
   Deferred income taxes                                                                         167                 2,477
   Gain on sales of fixed assets                                                                  (8)                    -
   Loss (gain) on foreign exchange                                                              (298)                  466
   Other                                                                                         145                     -
Change in operating assets and liabilities:
   Accounts receivable                                                                       (30,073)              (30,630)
   Inventories                                                                                (7,280)               (8,365)
   Prepaid expenses                                                                            2,891                 2,420
   Accounts payable and accrued liabilities                                                   (4,986)                8,411
   Income taxes payable                                                                          (36)                  200
--------------------------------------------------------------------------------------------------------------------------------
      Net cash used in operating activities                                                  (33,249)              (17,018)
================================================================================================================================
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                                   (984)               (1,121)
   Proceeds from sales of property, plant and equipment                                          342                     -
--------------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                                     (642)               (1,121)
================================================================================================================================
FINANCING ACTIVITIES:
   Net change in short-term borrowings                                                        36,561               (11,490)
   Proceeds from long-term debt                                                                  420               123,866
   Principal payments on debt                                                                   (184)              (86,515)
   Issuance of warrants                                                                        3,450                     5
   Deferred financing costs                                                                   (5,550)               (7,380)
--------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                               34,697                18,486
================================================================================================================================
Effects of foreign exchange rate changes on cash                                                 (76)                  517
--------------------------------------------------------------------------------------------------------------------------------
Increase in cash                                                                                 730                   864
Cash and cash equivalents at beginning of period                                               2,423                 6,503
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                   $ 3,153              $  7,367
================================================================================================================================

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


B.   BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements appearing in this quarterly report have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X, on a basis consistent with the annual financial statements of THC and its subsidiaries, except for the application of accounting pronouncements as discussed below.

     In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the Company's Unaudited Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income (Loss) and Statements of Cash Flows for the 2002 and 2001 periods have been included. These unaudited interim consolidated financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles to be included in a full set of financial statements. Results for the interim periods are not necessarily a basis from which to project results for the full year due to the seasonality of the Company's business. Sales of hockey equipment products are generally highly seasonal and in many instances are dependent on weather conditions. This seasonality causes the financial results to vary from quarter to quarter, with sales and earnings usually weakest in the first and second quarters. In addition, the nature of the business requires that in anticipation of the peak selling season for its products, the Company makes relatively large investments in inventory. Relatively large investments in receivables consequently exist during and after such season.

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

     On April 30, 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, if material in the aggregate. Due to the rescission of SFAS No. 4, the criteria in Opinion 30 will now be used to classify those gains and losses. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item will be reclassified. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company will adopt this Statement on January 1, 2003 upon which the extraordinary item - loss on early extinguishment of debt, and the related income taxes will be reclassified.

     In July 2002, FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)". SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized at the time when the liability is incurred. SFAS No.146 eliminates the definition and requirement for recognition of exit costs at the date of an entity's commitment to an exit plan in Issue 94-3. The Company will adopt SFAS No.146 for exit and disposal activities initiated after December 31, 2002.

D.   DERIVATIVE INVESTMENTS

     On July, 2002, the Company entered into two zero-cost foreign exchange collars for the sale of a total of $9 million in exchange for Canadian dollars. The Company has not designated the collars as a part of a hedging relationship and, accordingly, the charge in their fair value is charged to income at period end. During the three and nine month periods ended September 30, 2002, the change in fair value of the collars was not significant. No such derivative contracts were in place during the three and nine month periods ended September 30, 2001.


2.   INVENTORIES

Net inventories consist of:

                                                                     December 31, 2001      September 30, 2002
---------------------------------------------------------------------------------------------------------------
Finished products                                                      $        31,892         $        39,503
Work in process                                                                  2,665                   2,777
Raw materials and supplies                                                       8,308                   9,953
                                                               ------------------------------------------------
                                                                       $        42,865         $        52,233
---------------------------------------------------------------================================================


3.   GOODWILL AND EXCESS RE-ORGANIZATION INTANGIBLE

Goodwill and excess re-organization intangible consist of:

                                                                     December 31, 2001      September 30, 2002
---------------------------------------------------------------------------------------------------------------
Goodwill                                                               $        42,883         $        43,311
Excess re-organization intangible                                               26,367                  23,254
---------------------------------------------------------------================================================
                                                                       $        69,250         $        66,565
---------------------------------------------------------------================================================

     Fresh-start reporting requires the Company to report a provision in lieu of income taxes when there is a book taxable income and utilization of a pre-organization net operating loss carry-forward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carry-forward and other deferred tax assets would eliminate the related federal income tax payable. The current and future year tax benefit related to the carry-forward is recorded as a reduction of reorganizational value in excess of amounts allocable to identifiable assets until exhausted and then as a direct increase to paid in capital. The amount of income tax provision which has been used to reduce the reorganizational value in excess of amounts allocable to identifiable assets in the amount of $3,122 has been reflected as a provision in lieu of income taxes in the Company's Consolidated Statements of Operations.

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

     In connection with the issuance of the Units (See Note 4b), the Third Amendment to the U.S. Credit Agreement was entered into by Maska U.S., Inc., as borrower, the Credit Parties, the U.S. Lenders and General Electric
Capital Corporation, as Agent and Lender. Simultaneously, the Fourth
Amendment to the Canadian Credit Agreement was entered into by Sport Maska Inc., as borrower, the Credit Parties, the Canadian Lenders and General Electric Capital Canada Inc., as Agent and Lender. The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements is $60,000. However, under the terms of the Notes (Note 4b), the Company's indebtedness cannot exceed $35,000 and must be repaid in its entirety at least once each fiscal year. Borrowings in excess of $35,000 are subject to certain financial covenants under the Notes. Each of the Credit Agreements is subject to a minimum borrowing availability of $1,750 in certain months. Total borrowings outstanding under the Credit Agreements at December 31, 2001 and September 30, 2002 were $27,792 and $11,463, respectively (excluding outstanding letters of credit of $5,732 at December 31, 2001 and $6,025 at September 30, 2002). The Credit Agreements matured on October 17, 2002 and were renewed for a further three year term on terms substantially the same as the prior agreements and remains subject to the conditions under the Units, including full repayment at least once each fiscal year. The maximum amount of loans and letters of credit that may be outstanding under the renewed agreements are $35,000 and $7,000, respectively.

     As at September 30, 2002 borrowings under the U.S. Credit Agreement bear interest at rates of either U.S. prime rate plus 0.50%-1.25% or LIBOR plus 1.75%-2.75% depending on the Company's Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the Canadian Credit Agreement bear interest at rates between the Canadian prime rate plus 0.75% to 1.50%, the U.S. prime rate plus 0.50% to 1.25% and the Canadian Bankers' Acceptance rate or LIBOR plus 1.75% to 2.75% depending on the Company's Operating Cash Flow Ratio, as defined in the agreement. In addition, the borrowers are charged a monthly commitment fee at an annual rate of up to 3/8 of 1% on the unused portion of the revolving credit facilities under the Credit Agreements and certain other fees.

     The Credit Agreements contain customary negative and affirmative covenants including those relating to capital expenditures, minimum interest coverage and fixed charges coverage ratio. The agreements restrict, among others, the ability to pay cash dividends on the preferred shares.

     Effective March 18, 1999, Jofa AB (Jofa), a Swedish subsidiary of the Company, entered into a credit agreement with Nordea Bank in Sweden. The maximum amount of loans and letters of credit that may be outstanding under the agreement is SEK 90,000 ($9,700)(SEK 80,000 in 2001($7,700)). The facility is collateralized by the assets of Jofa, excluding intellectual property, bears interest at a rate of STIBOR (4.5% at September 30, 2002) plus 0.90%, matures December 31, 2002 and is renewable annually. Total borrowings as at December 31, 2001 and September 30, 2002 were nil and SEK 25,610 ($2,753), respectively. Management believes that the credit agreement can be renewed or refinanced upon maturity. If this agreement cannot be renewed or refinanced with Nordea Bank, the Company will seek alternate sources of financing to replace this agreement.

     Effective July 10, 2001, KHF Finland Oy (KHF), a Finnish subsidiary of the Company, entered into a credit agreement with Nordea Bank in Finland, replacing the former credit facility for FIM 30,000 ($4,600) which was terminated during 2001. The maximum amount of loans and letters of credit that may be outstanding under the agreement is EUR 2,400 ($2,300). The facility is collateralized by the assets of KHF and bears interest at a rate of EURIBOR (3.4% at September 30, 2002) plus 0.9% and is renewable annually. Total borrowings as at December 31, 2001 and September 30, 2002 were nil.

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

     The loan contained customary negative and affirmative covenants including those relating to capital expenditures, total indebtedness to EBITDA and minimum interest coverage and a minimum EBITDA requirement. The agreement restricted, among others, the ability to pay cash dividends on the preferred shares.

     On April 3, 2002, the Company issued $125,000 11 1/4% Senior Secured Note Units (the "Units") due April 15, 2009 at a price of 98.806%, each Unit consisting of $0.5 principal amount of 11 1/4% Senior Secured Notes of the Company and $0.5 principal amount of 11 1/4% Senior Secured Note of Sport Maska Inc., a wholly owned subsidiary of the Company, through a private placement. An offer to exchange all of the outstanding Units for 11 1/4% Senior Secured Note Units due 2009 (the "Exchange Units"), which have been registered with the United States Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4 filed with the SEC on August 13, 2002, was completed on September 20, 2002. The terms of the Exchange Units (and the underlying Exchange Notes) and those of the outstanding Units (and underlying Notes) are identical, except that the transfer restrictions and registration rights relating to the Units do not apply to the Exchange Units; therefore, for purposes of this report on Form 10-Q, any reference to "Unit" refers to both Units and Exchange Units and any reference to "Note" refers to both Notes and Exchange Notes. In connection with the issuance of the Units, the Amended and Restated Credit Agreement with Caisse and any documents related thereto have been terminated and are of no further force and effect.

     THC has fully and unconditionally guaranteed the Sport Maska Inc. Notes on a senior secured basis. Sport Maska Inc. has fully and unconditionally guaranteed the THC Notes. Also, certain subsidiaries of THC and Sport Maska Inc., excluding the Finnish subsidiaries, have fully and unconditionally guaranteed the Notes on a senior secured basis. The Notes and guarantees are secured by substantially all the tangible and intangible assets of the Company, excluding the Finnish subsidiaries, subject to the prior ranking claims by lenders under the revolving credit facilities (see Note 4a), and by a pledge of stock of the first-tier Finnish subsidiary. The security interest in the assets of the Company's Swedish subsidiaries (other than intellectual property) is limited to $15,000.

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

     In addition, up to one-third of the aggregate principal amount of the Notes may be redeemed with the net proceeds of certain public equity offerings at any time until April, 15, 2005 at a redemption price of 111.25% of the principal amount plus accrued and unpaid interest to the date of redemption. If the Company undergoes a change of control, the Company and

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Sport Maska Inc. will be required to jointly offer to purchase the Units from the holders at 101% of principal amount plus accrued and unpaid interest to the date of repurchase.

     The proceeds of $123,508 were used (i) to repay all outstanding secured loans under the Amended and Restated Credit Agreement, dated March 14, 2001,
(ii) to repay a portion of the secured indebtedness under the U.S. and Canadian Credit Agreements, (iii) to pay fees and expenses of the offering and (iv) for general corporate purposes. Among other financial covenants, the indenture governing the Notes restricts the Company's ability to borrow under its revolving credit facilities to a maximum of $35,000 and limits payments of dividends or repurchases of stock.

     In May 2000, Jofa AB, a subsidiary of the Company, entered into a loan agreement with Nordea Bank in Sweden to borrow SEK 10,000 ($1,100). The loan is for four years with annual principal repayments of SEK 2,500 ($269). The loan is secured by a chattel mortgage on the assets of the subsidiary and bears an interest rate of STIBOR plus 1.25%.


5.   COMMON STOCK, WARRANTS AND PREFERRED STOCK

     The Company has authorized 20,000,0000 shares of common stock, par value $0.01 per share, of which 7,040,523 shares are issued and outstanding.

     Pursuant to the Warrant Agreement, dated as of March 14, 2001, between the Company and Caisse, the Company issued a warrant to Caisse to purchase 539,974 shares of common stock, par value $0.01 per share, of the Company, at an exercise price of $0.01 per share. Concurrent with the repayment of the Caisse loan (see Note 4b), the Caisse exercised the warrants and purchased the Company's common stock.

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

     Dividends, which are payable semi-annually from November 19, 1998, may be paid in cash or in shares of the 13% Pay-In-Kind preferred stock, at the Company's option. The preferred stock is non-voting. If the Company fails to redeem the preferred stock on or before the mandatory redemption date and for a sixty day period or more after being notified of its failure to redeem the preferred stock, then the preferred stockholders, as a class of stockholders, have the option to elect one director to our Board of Directors with the provision that the preferred stockholders are to elect 28% of the Company's directors. In connection with the issuance of the Notes as described in Note 4b, the holder agreed to extend the redemption of the preferred stock to October 15, 2009, a date six months beyond the maturity of the Notes. At September 30, 2002 unpaid dividends of $7,561 (December 31, 2001 -$5,779) have been accrued on the preferred stock and are included as long-term liabilities. The preferred stock is redeemable. However, under the terms of the Company's debt covenants, the preferred stock may not be redeemed while its debt is outstanding.

     The preferred stock must be redeemed by the Company upon a change of control or by the mandatory redemption date.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

6.   EARNINGS PER SHARE

     Income (losses) per share for the three and nine month periods are as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                          For the Three Months    For the Nine Months   For the Three Months    For the Nine Months
                                           ended September 30,    ended September 30,   ended September 30,     ended September 30,
                                                  2001                   2001                   2002                   2002
-----------------------------------------------------------------------------------------------------------------------------------
                                            Basic      Diluted     Basic     Diluted      Basic     Diluted      Basic      Diluted
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) before extraordinary item
   attributable to common stockholders      $3,310     $3,310    $(8,227)   $(8,227)    $2,759      $2,759    $ 2,047      $ 2,047
Net income (loss) attributable to
   common stockholders                      $3,310     $3,310    $(9,318)   $(9,318)    $2,759      $2,759    $(1,218)     $(1,218)
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average common and common
   equivalent shares outstanding:
-----------------------------------------------------------------------------------------------------------------------------------
Common stock                             6,500,549  6,500,549  6,500,549  6,500,549  7,040,523   7,040,523  6,860,532    6,860,532
-----------------------------------------------------------------------------------------------------------------------------------
Common equivalent shares (a)               698,114    698,114    548,333    548,333    158,891     158,891    338,616      338,616
-----------------------------------------------------------------------------------------------------------------------------------
Total weighted average common and
   common equivalent shares outstanding  7,198,663  7,198,663  7,048,882  7,048,882  7,199,414   7,199,414  7,199,148    7,199,148
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) before extraordinary
   item per common share (b)                 $0.46      $0.46     $(1.17)    $(1.17)     $0.38       $0.38     $ 0.28       $ 0.28
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share (b)       $0.46      $0.46     $(1.32)    $(1.32)     $0.38       $0.38     $(0.17)      $(0.17)
-----------------------------------------------------------------------------------------------------------------------------------

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


7.   CONTINGENCIES

     The Company is currently undergoing an audit by the Canada Customs and Revenue Agency for its 1996-2000 taxation years. It is not possible at this time to determine the amount of the liability that may arise as a result of this audit.

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

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

INFORMATION ABOUT SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

2001                                     Equipment                       Apparel                       Segment Total
                               ----------------------------------------------------------------------------------------------
                               For the Three   For the Nine   For the Three   For the Nine    For the Three     For the Nine
                                Months ended   Months ended    Months ended   Months ended     Months ended     Months ended
                                  Sept. 30       Sept. 30       Sept. 30        Sept. 30         Sept. 30         Sept. 30
                               ----------------------------------------------------------------------------------------------
Net sales                         $   49,635      $ 105,326      $   16,264     $   37,660       $   65,899      $   142,986
Gross profit before restructuring     20,075         43,219           7,345         15,836           27,420           59,055
Inventories                           27,316         27,316          18,248         18,248           45,564           45,564
Goodwill and excess
   re-organizational intangible       62,564         62,564           9,349          9,349           71,913           71,913

2002                                     Equipment                       Apparel                       Segment Total
                               ----------------------------------------------------------------------------------------------
                               For the Three   For the Nine   For the Three   For the Nine    For the Three     For the Nine
                                Months ended   Months ended    Months ended   Months ended     Months ended     Months ended
                                  Sept. 30       Sept. 30       Sept. 30        Sept. 30         Sept. 30         Sept. 30
                               ----------------------------------------------------------------------------------------------
Net sales                         $   49,166    $   105,439      $   23,530     $   45,985       $   72,696      $   151,424
Gross profit before restructuring     19,882         44,183          11,926         22,607           31,808           66,790
Inventories                           31,190         31,190          21,043         21,043           52,233           52,233
Goodwill and excess
   re-organizational intangible       58,891         58,891           7,674          7,674           66,565           66,565

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

RECONCILIATION OF SEGMENT PROFIT OR LOSS

                                                                  For the Three   For the Nine  For the Three   For the Nine
                                                                   Months ended   Months ended   Months ended   Months ended
                                                                 Sept. 30, 2001 Sept. 30, 2001 Sept. 30, 2002 Sept. 30, 2002
                                                                 -----------------------------------------------------------
Segment gross profit before restructuring                               $27,420        $59,055        $31,808        $66,790
Restructuring and unusual charges                                           286          1,187              -              -
                                                                 -----------------------------------------------------------
Gross Profit                                                             27,134         57,868         31,808         66,790

Unallocated amounts:
   Selling, general and administrative expenses                          15,446         44,294         16,985         46,295
   Restructuring and unusual charges                                        810          2,815              -              -
   Amortization of excess re-organization value and  goodwill             1,098          3,303              -              -
   Other expense, net                                                       889          2,304            582          1,353
   Interest expense                                                       3,622         10,335          4,042         10,283
   Foreign exchange loss (gain)                                              (4)          (315)         2,443            171
                                                                 -----------------------------------------------------------
Income (loss) before income taxes and extraordinary item                $ 5,273        $(4,868)       $ 7,756        $ 8,688
                                                                 ===========================================================


9.   RESTRUCTURING AND UNUSUAL CHARGES

     In 2001, the Company embarked on a plan to rationalize its operations and consolidate its facilities. This rationalization involved the elimination of certain redundancies, both in terms of personnel and operations, as well as the consolidation of facilities including the closure of the Mount Forest, Ontario plant, the Paris, France sales office, and the consolidation of North American distribution into Canada. Approximately 380 employees were affected, of which 240 were from the apparel segment. Accordingly, the Company set up reserves of approximately $5,700 in 2001 for the expected cost of the restructuring. Of this amount, approximately $4,300 was to cover the cost of severance packages to affected employees, with the remainder representing other closure costs. Of these amounts, approximately $366 remained unpaid at September 30, 2002 (December 31, 2001 - $1,900).

10.  SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

     THC's and Sport Maska Inc.'s payment obligations under the Notes (see Note
4b) are guaranteed by certain subsidiaries of the Company and Sport Maska Inc.'s wholly owned subsidiaries (the Other Guarantors), excluding the Finnish subsidiaries and a pledge of the stock of the first-tier Finnish subsidiary. Such guarantees are full, unconditional and joint and several. The security interest in the assets of the Company's Swedish subsidiaries (other than intellectual property) is limited to $15,000. Under the Company's revolving credit facilities, both Sport Maska Inc., and Maska U.S. Inc., a guarantor subsidiary, are restricted from paying dividends or providing loans or advances to the Company. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations and statements of cash flows information for THC, Sport Maska Inc., Other Guarantors and for the Company's other subsidiaries (the Non-Guarantor Subsidiaries), which have been included in the elimination column. The supplemental financial information reflects the investments of THC, Sport Maska Inc., and the Other Guarantors in the Other Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information also reflects pushdown of the Company's loan with the Caisse (see Note 4b).

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

As at September 30, 2002                    The Hockey   Sport Maska Inc.        Guarantors            Other/             TOTAL
                                               Company                                           Eliminations
                                    --------------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash and cash equivalents                $        -        $        -         $       95       $     7,272       $     7,367
   Accounts receivable, net                          -            31,380             47,183             3,689            82,252
   Inventories                                       -            39,078             13,491              (336)           52,233
   Prepaid expenses                                806             1,536                812               129             3,283
   Income taxes and other receivables              420               581                111                 0             1,112
   Intercompany accounts                        79,696            31,833             22,161          (133,690)                -
                                    --------------------------------------------------------------------------------------------
   Total current assets                         80,922           104,408             83,853          (122,936)          146,247
Property, plant and equipment, net
   of accumulated depreciation                       -            11,398              2,032             1,997            15,427
Intangible and other assets                      2,140            27,414             45,042               951            75,547
Investments in subsidiaries                     41,343                 -             45,923           (87,266)                -
Intercompany accounts                           11,092                 -             25,000           (36,092)                -
                                    --------------------------------------------------------------------------------------------
Total assets                                $  135,497        $  143,220         $  201,850        $ (243,346)       $  237,221
                                    ============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Short-term borrowings                    $        -        $    8,203         $    8,410        $        -        $   16,613
   Accounts payable and accrued
      liabilities                                4,042            15,882              9,574             1,063            30,561
   Income taxes payable                              -             1,777              1,055               301             3,133
   Current portion of long term debt                 -                 -                269                 -               269
   Intercompany accounts                         1,565            25,712             82,780          (110,057)                0
                                    --------------------------------------------------------------------------------------------
   Total current liabilities                     5,607            51,574            102,088          (108,693)           50,576
Long-term debt                                  36,807            61,807             25,269                 -           123,883
Deferred income taxes and other
   long-term liabilities                         7,561             1,951                677            (2,281)            7,908
Intercompany accounts                           25,000                 -             43,930           (68,930)                -
                                    --------------------------------------------------------------------------------------------
      Total liabilities                         74,975           115,332            171,964          (179,904)          182,367

13% Pay-in-Kind preferred stock                 11,688                 -                  -                 -            11,688
                                    --------------------------------------------------------------------------------------------
Stockholders' equity
Common stock, par value $0.01
   per share                                        70            29,558              4,889          (34,447)                70
Common stock purchase warrants                   1,665                 -                  -                -              1,665
Additional paid-in capital                      69,965                 -             19,344          (19,344)            69,965
Retained earnings (Deficit)                    (23,308)             (976)             5,648           (4,672)           (23,308)
Accumulated other comprehensive
   income (loss)                                   442              (694)                 5           (4,979)            (5,226)
                                    --------------------------------------------------------------------------------------------
      Total stockholders' equity                48,834            27,888             29,886          (63,442)            43,166
                                    --------------------------------------------------------------------------------------------
      Total liabilities and
         stockholders' equity               $  135,497        $  143,220         $  201,850        $(243,346)        $  237,221
                                    ============================================================================================

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

As at December 31, 2001                     The Hockey   Sport Maska Inc.        Guarantors            Other/             TOTAL
                                               Company                                           Eliminations
                                    --------------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash and cash equivalents                $        -        $        6         $    2,002        $    4,495        $    6,503
   Accounts receivable, net                          -            17,615             32,268               668            50,551
   Inventories                                       -            27,539             15,726              (400)           42,865
   Prepaid expenses                                790             2,438              1,581                82             4,891
   Income taxes and other receivable               420             1,187                111                 -             1,718
   Intercompany accounts                        66,325            35,262             33,492          (135,079)                -
                                    --------------------------------------------------------------------------------------------
   Total current assets                         67,535            84,047             85,180          (130,234)          106,528
Property, plant and equipment,
   net of accumulated depreciation                   -            12,579              2,199             2,056            16,834
Intangible and other assets                      1,119            25,781             48,606               555            76,061
Investments in subsidiaries                     36,769                 -             43,470           (80,239)                -
Intercompany accounts                           11,092                 -             24,058           (35,150)                -
                                    --------------------------------------------------------------------------------------------
   Total assets                             $  116,515        $  122,407         $  203,513        $ (243,012)       $  199,423
                                    ============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Short-term borrowings                    $        -        $   12,769         $   15,023        $        -        $   27,792
   Accounts payable and accrued liabilities        933            10,961              8,744               232            20,870
   Income taxes payable                              -             2,046              1,265               159             3,470
   Current portion of long term debt                 -                 -                243                 -               243
   Intercompany accounts                         1,534            27,309             84,437          (113,280)                0
                                    --------------------------------------------------------------------------------------------
   Total current liabilities                     2,467            53,085            109,712          (112,889)           52,375
Long-term debt                                  22,586            39,279             24,485                 -            86,350
Deferred income taxes and other
   long-term liabilities                         5,779             2,135              1,122            (2,129)            6,907
Intercompany accounts                           24,058                 -             43,930           (67,988)                0
                                    --------------------------------------------------------------------------------------------
   Total liabilities                            54,890            94,499            179,249          (183,006)          145,632

13% Pay-in-Kind preferred stock                 11,571                 -                  -                 -            11,571
                                    --------------------------------------------------------------------------------------------
Stockholders' equity
Common stock, par value $0.01 per share,            65            29,281              4,770           (34,051)               65
Common stock purchase warrants,                  5,115                 -                  -                 -             5,115
Additional paid-in capital                      66,515                 -             19,344           (19,344)           66,515
Retained earnings (Deficit)                    (22,089)             (668)               799              (132)          (22,090)
Accumulated other comprehensive income (loss)      448              (705)              (649)           (6,479)           (7,385)
                                    --------------------------------------------------------------------------------------------
   Total stockholders' equity                   50,054            27,908             24,264           (60,006)           42,220
                                    ============================================================================================
   Total liabilities and
      stockholders' equity                  $  116,515        $  122,407         $  203,513        $ (243,012)       $  199,423
                                    ============================================================================================

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Nine months ended                           The Hockey   Sport Maska Inc.        Guarantors            Other/             TOTAL
   September 30, 2002                          Company                                           Eliminations
                                    --------------------------------------------------------------------------------------------
Net sales                                   $        -        $   80,529         $   92,869        $  (21,974)       $  151,424
Cost of goods sold                                   -            54,013             57,923           (27,302)           84,634
                                    --------------------------------------------------------------------------------------------
   Gross profit                                      -            26,516             34,946             5,328            66,790
Selling, general and
   administrative expenses                          29            19,446             24,564             2,256            46,295
                                    --------------------------------------------------------------------------------------------
   Operating income (loss)                         (29)            7,070             10,382             3,072            20,495
Other expense, net [1]                          (7,356)              480             (1,911)           10,140             1,353
Interest expense                                 2,662             5,060              2,551                10            10,283
Foreign exchange loss                                -               171                  -                 -               171
                                    --------------------------------------------------------------------------------------------
Income (loss) before income taxes
   and extraordinary item                        4,665             1,359              9,742            (7,078)            8,688
Income taxes                                         -               181              3,769               792             4,742
                                    --------------------------------------------------------------------------------------------
Income (loss) before extraordinary item          4,665             1,178              5,973            (7,870)            3,946
Extraordinary item - loss on early
   extinguishment of debt, net of taxes            861             1,486                918                 -             3,265
                                    --------------------------------------------------------------------------------------------
Net income (loss)                           $    3,804        $     (308)        $    5,055        $   (7,870)       $      681
                                    ============================================================================================

[1] Other expense, net for The Hockey Company and Other Guarantors includes equity in net income of subsidiaries of $4,547 and $2,453 respectively.

Three months ended                          The Hockey   Sport Maska Inc.        Guarantors            Other/             TOTAL
   September 30, 2002                          Company                                           Eliminations
                                    --------------------------------------------------------------------------------------------
Net sales                                   $        -        $   38,423         $   44,055        $   (9,782)       $   72,696
Cost of goods  sold                                  -            26,152             26,992           (12,256)           40,888
                                    --------------------------------------------------------------------------------------------
   Gross profit                                      -            12,271             17,063             2,474            31,808
Selling, general and
   administrative expenses                           4             7,387              9,039               555            16,985
                                    --------------------------------------------------------------------------------------------
   Operating income (loss)                          (4)            4,884              8,024             1,919            14,823
Other expense, net [1]                          (7,573)              287             (1,079)            8,947               582
Interest expense                                 1,064             2,039                935                 4             4,042
Foreign exchange loss                                -             2,443                  -                 -             2,443
                                    --------------------------------------------------------------------------------------------
Income (loss) before income taxes                6,505               115              8,168            (7,032)            7,756
Income taxes                                         -                86              3,869               419             4,374
                                    --------------------------------------------------------------------------------------------
Net income (loss)                           $    6,505        $       29         $    4,299        $   (7,451)       $    3,382
                                    ============================================================================================

[1] Other expense, net for The Hockey Company and Other Guarantors includes equity in net income of subsidiaries of $4,531 and $1,302 respectively.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Nine months ended                                            The Hockey     Sport Maska      Guarantors         Other/        TOTAL
   September 30, 2001                                           Company             Inc.                  Eliminations
                                                        ---------------------------------------------------------------------------
Net sales                                                      $      -      $   91,408      $   83,657   $    (32,079)   $ 142,986
Cost of goods sold before restructuring charges                       -          66,601          54,482        (37,152)      83,931
Restructuring and unusual charges                                     -           1,187               -              -        1,187
                                                        ---------------------------------------------------------------------------
   Gross profit                                                       -          23,620          29,175          5,073       57,868
Selling, general and administrative expenses                         50          19,103          23,176          1,965       44,294
Restructuring and unusual charges                                     -           1,663           1,152              -        2,815
Amortization of excess reorganization
   value and goodwill                                                 -             949           2,511           (157)       3,303
                                                        ---------------------------------------------------------------------------
   Operating income (loss)                                          (50)          1,905           2,336          3,265        7,456
Other expense, net [1]                                            5,480             709            (841)        (3,044)       2,304
Interest expense                                                  2,164           4,840           3,322              9       10,335
Foreign exchange loss (gain)                                       (419)            104               -              -         (315)
                                                        ---------------------------------------------------------------------------
Income (loss) before income taxes and
   extraordinary item                                            (7,275)         (3,748)           (145)         6,300       (4,868)
Income taxes                                                          -             134             613            857        1,604
                                                        ---------------------------------------------------------------------------
Net income (loss) before extraordinary item                      (7,275)         (3,882)           (758)         5,443       (6,472)
Extraordinary item - loss on early extinguishment of
   debt, net of taxes                                               288             499             304              -        1,091
                                                        ===========================================================================
Net income (loss)                                             $  (7,563)     $   (4,381)     $   (1,062)     $    5,443    $ (7,563)
                                                        ===========================================================================

[1] Other expense, net for The Hockey Company and Other Guarantors includes equity in net income (loss) of subsidiaries of ($4,637) and $1,622 respectively.

Three months ended                                           The Hockey     Sport Maska       Guarantors        Other/        TOTAL
   September 30, 2001                                           Company             Inc.                  Eliminations
                                                        ---------------------------------------------------------------------------
Net sales                                                      $      -        $ 38,041        $ 38,935       $(11,077)     $65,899
Cost of goods sold before restructuring charges                       -          26,651          25,645        (13,817)      38,479
Restructuring and unusual charges                                     -             286               -              -          286
                                                        ---------------------------------------------------------------------------
   Gross profit                                                       -          11,104          13,290          2,740       27,134
Selling, general and administrative expenses                         39           7,023           7,723            661       15,446
Restructuring and unusual charges                                     -             269             541              -          810
Amortization of excess reorganization value
   and goodwill                                                       -             314             836            (52)       1,098
                                                        ---------------------------------------------------------------------------
   Operating income (loss)                                          (39)          3,498           4,190          2,131        9,780
Other expense, net [1]                                           (4,226)             34            (546)         5,627          889
Interest expense                                                    711           1,712           1,193              6        3,622
Foreign exchange loss (gain)                                       (419)            415               -              -           (4)
                                                        ---------------------------------------------------------------------------
Income (loss) before income taxes                                 3,895           1,337           3,543         (3,502)       5,273
Income taxes                                                          -              45             728            605        1,378
                                                        ---------------------------------------------------------------------------
Net income (loss)                                              $  3,895        $  1,292         $ 2,815       $ (4,107)     $ 3,895
                                                        ===========================================================================

[1] Other expense, net for The Hockey Company and Other Guarantors includes equity in net income of subsidiaries of $5,554 and $1,156 respectively.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

Nine months ended                                            The Hockey     Sport Maska      Guarantors         Other/        TOTAL
   September 30, 2002                                           Company             Inc.                  Eliminations
                                                        ---------------------------------------------------------------------------
OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES         $  (12,931)     $  (13,350)      $   6,621     $   2,642     $ (17,018)
                                                        ---------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property, plant & equipment                              -            (706)           (148)         (267)       (1,121)
                                                        ---------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                -            (706)           (148)         (267)       (1,121)
                                                        ---------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in short-term borrowings                                   -          (4,401)         (6,782)         (307)      (11,490)
Proceeds from long term debt                                     36,963          61,898          25,000             5       123,866
Principal payments on debt                                      (21,853)        (39,471)        (25,191)            -       (86,515)
Issuance of warrants                                                  5               -               -             -             5
Deferred financing costs                                         (2,184)         (3,668)         (1,485)          (43)       (7,380)
                                                        ---------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES             12,931          14,358          (8,458)         (345)       18,486
                                                        ---------------------------------------------------------------------------
Effects of foreign exchange rate changes on cash                      -               -              78           439           517
                                                        ---------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                               -             302          (1,907)        2,469           864
Cash & cash equivalents at beginning of period                        -            (302)          2,002         4,803         6,503
                                                        ---------------------------------------------------------------------------
Cash & cash equivalents at end of period                     $        -      $        -       $      95     $   7,272      $  7,367
                                                        ---------------------------------------------------------------------------

Nine months ended                                            The Hockey     Sport Maska      Guarantors         Other/        TOTAL
   September 30, 2001                                           Company             Inc.                  Eliminations
                                                        ---------------------------------------------------------------------------
OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES            $     3        $(16,111)       $(16,605)    $   (536)    $  (33,249)
                                                        ---------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property, plant & equipment                              -            (874)            (60)         (50)          (984)
Proceeds from disposal of property, plant and equipment               -             330               -           12            342
                                                        ---------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                -            (544)            (60)         (38)          (642)
                                                        ---------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net change in short-term borrowings                                   -          18,335          18,226            -         36,561
Proceeds from long term debt                                        229             191               -            -            420
Principal payments on debt                                            -               -            (184)           -           (184)
Issuance of warrants                                              3,450               -               -            -          3,450
Deferred financing costs                                         (3,682)         (2,787)         (1,546)       2,465         (5,550)
                                                        ---------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                 (3)         15,739          16,496        2,465         34,697
                                                        ---------------------------------------------------------------------------
Effects of foreign exchange rate changes on cash                      -              (9)            (80)          13            (76)
                                                        ---------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                               -            (925)           (249)       1,904            730
Cash & cash equivalents at beginning of period                        -             925             517          981          2,423
                                                        ---------------------------------------------------------------------------
Cash & cash equivalents at end of period                        $     -        $      -        $    268     $  2,885       $  3,153
                                                        ---------------------------------------------------------------------------

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

11.  SUBSEQUENT EVENT

     In October 2002 the Company announced its decision to close three of its North American manufacturing units effective December 2002 in order to reduce excess capacity and achieve greater operating efficiencies. Approximately 160 employees are affected by this decision, of which approximately 50 are from the apparel segment. Accordingly, the Company expects to incur a restructuring charge of approximately $2,500 in the fourth quarter of the year, of which approximately $1,500 is to cover the cost of severance packages to affected employees, with the remainder representing other closure costs.

                               THE HOCKEY COMPANY
                                     PART I
                              FINANCIAL INFORMATION

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

     EBITDA is defined as the earnings (net income) before interest, income and capital taxes, and depreciation and amortization. EBITDA includes restructuring charges and other unusual or non-recurring items, if any. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles, but is presented because it is a widely accepted indicator of a company's ability to source and incur debt. EBITDA should not be considered as an alternative to net income, as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. In addition, since companies calculate EBITDA differently, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA is calculated as follows:

                                      For the Three        For the Nine       For the Three        For the Nine
                                       Months ended        Months ended        Months ended        Months ended
                                      Sept. 30, 2001     Sept. 30, 2001      Sept. 30, 2002      Sept. 30, 2002
                                --------------------------------------------------------------------------------
Operating income                       $      9,780        $      7,456        $     14,823        $     20,495
Depreciation & amortization                   2,128               6,601                 946               2,801
Capital taxes                                   151                 447                  80                 369
Other expenses, net                            (162)                268                (268)               (705)
                                --------------------------------------------------------------------------------
EBITDA                                 $     11,897        $     14,772        $     15,581        $     22,960
                                ================================================================================

                               THE HOCKEY COMPANY
                                     PART I
                              FINANCIAL INFORMATION

Under the terms of the indenture governing the Notes as defined below, for the purposes of calculating the Consolidated Fixed Charge Coverage Ratio, restructuring charges and other unusual or non-recurring items would be added back to Consolidated EBITDA. Under the U.S. and Canadian Credit Agreements, restructuring charges and other unusual or non-recurring items would be added back to consolidated EBITDA.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


2002 COMPARED TO 2001

     Net sales increased 5.9% to $151.4 million in the nine months ended September 30, 2002, as compared to $143.0 million in the nine months ended September 30, 2001. For the three months ended September 30, 2002 net sales increased $6.8 million to $72.7 million. The increases were attributable to improved sales of apparel due in part to our strategy of increasing our on-hand inventory levels which allowed us to ship orders for the start of the NHL season.

     Gross profit for the nine months ended September 30, 2002 was $66.8 million, compared to $57.9 million in 2001, an increase of 15.4%, attributable to a strong product mix, as well as improved product costs resulting from the restructuring and outsourcing initiatives. Measured as a percentage of net sales, gross profit margins increased to 44.1% from 40.5% in the same period in 2001. Gross profit for the three months ended September 30, 2002 was $31.8 million, an increase of $4.7 million over the third quarter of 2001.

     In the nine months ended September 30, 2002, selling, general and administrative expenses decreased marginally as a percentage of sales to 30.6% from 31% in 2001. In absolute dollar terms, there was a 4.5% increase to $46.3 million in the first nine months of 2002 from $44.3 million in the same period of 2001. For the three months ended September 30, 2002, selling, general and administrative expenses increased to $17.0 million from $15.4 million. The year over year increase is mainly related to a contractual increase in NHL related expenses.

     EBITDA was $23 million for the nine months ended September 30, 2002, compared to $14.8 million for the nine months ended September 30, 2001. The three months ended September 30, 2002 EBITDA was $15.6 million compared to $11.9 million in the third quarter of 2001.

     Interest expense of $10.3 million for the nine months ended September 30, 2002 was consistent versus the same nine months of 2001. For the three months ended September 30, 2002, interest expense was $4.0 million compared to $3.6 million in the third quarter of 2001.

     Included in foreign exchange loss (gain) is a foreign exchange gain of $0.6 million for the 9 months ended September 30, 2002 which resulted from the translation of our US dollar denominated long term debt, 50% of which is held by our Canadian operating Company. The foreign exchange loss for the three month period ended September 30, 2002 was $2.3 million. No such gain or loss existed in the three and nine months ended September 30, 2001.

     Our income before extraordinary items for the nine months ended September 30, 2002 was $3.9 million, compared to a loss before extraordinary items of $6.5 million for the nine months ended September 30, 2001. In the three months ended September 30, 2002 we had income before extraordinary item of $3.4 million compared to $3.9 million in the third quarter of 2001.

     As a result of the extinguishment of the Caisse loan, we wrote off $3.3 million of deferred financing costs which is recorded as an extraordinary item. See Liquidity and Capital Resources.

     Our net income for the nine months ended September 30, 2002, was $0.7 million compared to a net loss of $7.6 million for the nine months ended September 30, 2001. In the three months ended September 30, 2002 we had a net income of $3.4 million compared to a net income in the third quarter of 2001 of $3.9 million.

     Our net loss attributable to common shareholders for the nine months ended September 30, 2002 was $1.2 million compared to $9.3 million for the same nine months in 2001. For the three months ended September 30, 2002, net income attributable to common shareholders was $2.8 million compared to $3.3 million in the third quarter of 2001. The difference between the redemption value of the preferred stock and the recorded amount is now being accreted over the term of the Notes (as described below) by a charge to retained earnings.

                               THE HOCKEY COMPANY
                                     PART I
                              FINANCIAL INFORMATION

LIQUIDITY AND CAPITAL RESOURCES

     Our anticipated financing requirements for short-term working capital requirements and long-term growth, future capital expenditures and debt service are expected to be met through cash generated from our operations and borrowings under our credit facilities. Effective November 19, 1998, one of our U.S. subsidiaries, Maska U.S., Inc., as the borrower, and the credit parties named therein entered into a credit agreement with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender. Simultaneously, one of our Canadian subsidiaries, Sport Maska Inc., as the borrower, and the credit parties named therein entered into a credit agreement with the lenders referred to therein and General Electric Capital Canada Inc., as Agent and Lender (together with General Electric Capital Corporation, "GECC"). The credit agreements are collateralized by all accounts receivable, inventories and related assets of the borrowers and our other North American subsidiaries, and are further collateralized by a second lien on all of our and our North American subsidiaries' other tangible and intangible assets. The credit agreements were amended in connection with the issuance of the Notes (as described below) to reflect the repayment of the Caisse term loans.

     The maximum amount of loans and letters of credit that may be outstanding under the two credit agreements is $60.0 million. However under the terms of the Notes, our indebtedness cannot exceed $35 million and must be repaid in full at least once a year. Total borrowings outstanding under the credit agreements were $11.5 million as at September 30, 2002 ($27.8 million at December 31, 2001), excluding $6.0 million of letters of credit outstanding. The maturity date of the GECC credit agreements was October 17, 2002, and they were renewed for a further three year term on terms substantially the same as the prior agreements.

     As at September 30, 2002 borrowings under the U.S. credit agreement bear interest at rates between U.S. prime plus 0.50% to 1.25% or LIBOR plus 1.75% to 2.75% depending on THC's Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the Canadian credit agreement bear interest at rates between the Canadian prime rate plus 0.75% to 1.50%, the U.S. prime rate plus 0.50% to 1.25% and the Canadian Bankers' Acceptance rate or LIBOR plus 1.75% to 2.75% depending on THC's Operating Cash Flow Ratio, as defined in the agreement. In addition, we are charged a GECC monthly commitment fee at an annual rate of 3/8 of 1% on the unused portion of the revolving credit facilities under the credit agreements and certain other fees.

     The credit agreements contain customary negative and affirmative covenants including those relating to capital expenditures, minimum interest coverage and fixed charges coverage ratio. The credit agreements restrict, among other things, the ability to pay cash dividends on the preferred shares.

     On November 19, 1998, in connection with the acquisition of Sports Holdings Corp., we entered into a credit agreement with Caisse de depot et placement du Quebec ("Caisse") to borrow Canadian $135.8 million. The loan, initially for a period of two years, was extended and matured on March 14, 2001, on which date we entered into an Amended and Restated Credit Agreement. This renewed Caisse loan was made up of 2 facilities (Facility 1--Canadian $90 million and Facility 2--Canadian $45.8 million). Each facility bore interest equal to the Canadian prime rate plus 5% and Facility 2 bore additional interest of 3.5% which was to be capitalized and repaid on the maturity of Facility 2. On March 8, 2002 we acquired an option from the lender to extend the maturity of Facility 2 plus capitalized interest to February 28, 2003. The Amended and Restated Credit Agreement was terminated in connection with the issuance of the Units (as described below).

     The Amended and Restated Credit Agreement contained customary negative and affirmative covenants including those relating to capital expenditures, total indebtedness to EBITDA, minimum interest coverage and a minimum EBITDA requirement.

     On April 3, 2002, we completed a private offering of $125 million aggregate principal amount of 11 1/4% Senior Secured Note Units due April 15, 2009 (the "Units"), at a price of 98.806%, each such Unit consisting of $500 principal amount of 11 1/4% Senior Secured Notes due April 15, 2009 of the Company and $500 principal amount of 11 1/4% Senior Secured Notes due April 15, 2009 of Sport Maska Inc., our wholly-owned subsidiary. An offer to exchange all of the outstanding Units for 11 1/4% Senior Secured Note Units due 2009 (the "Exchange Units"), which have been registered with the United States Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4 filed with the SEC on August 13, 2002, was completed on September 20, 2002. The terms of the Exchange Units (and the underlying Exchange Notes) and those of the outstanding Units (and underlying Notes) are identical, except that the transfer restrictions and registration rights relating to the Units do not apply to the Exchange Units; therefore, for purposes of this report on Form 10-Q, any reference to "Unit" refers to both Units and Exchange Units and any reference to "Note" refers to both Notes and Exchange Notes.

     The Notes are fully and unconditionally guaranteed by all of our restricted subsidiaries, excluding the Finnish subsidiaries. The stock of the first-tier Finnish subsidiary was pledged and the security interest in the assets of our Swedish subsidiaries is limited to $15 million. Among the financial covenants in the indenture, our ability to borrow under the

                               THE HOCKEY COMPANY
                                     PART I
                              FINANCIAL INFORMATION

revolving credit facilities is restricted to a maximum of $35 million and the payments of dividends or repurchases of stock are limited.

     The proceeds of $123.5 million from the sale of the Units were used by us
(i) to repay all outstanding secured loans under the Amended and Restated Credit Agreement with Caisse, dated March 14, 2001, (ii) to pay down secured indebtedness under the U.S. and Canadian credit agreements with GECC, (iii) to pay fees and expenses for the offering and (iv) for general corporate purposes. The Amended and Restated Credit Agreement with Caisse and any documents related thereto have been terminated and are of no further force and effect. In connection with the issuance of the Units, the terms of the GECC credit agreements were amended by each of the Fourth Amendment to Canadian Credit Agreement, among the respective parties thereto, and the Third Amendment to U.S. Credit Agreement, among the respective parties thereto and have been further amended in connection with their renewal.

     Effective March 18, 1999, Jofa AB, a Swedish subsidiary of the Company, entered into a credit agreement with Nordea Bank in Sweden. The maximum amount of loans and letters of credit that may be outstanding under the agreement is SEK 90 million ($9.7 million)(SEK 80 million in 2001 ($7.7 million)). The facility is collateralized by the assets of Jofa AB, excluding intellectual property, bears interest at a rate of STIBOR (4.5% at September 30, 2002) plus 0.90%, matures on December 31, 2002 and is renewable annually. Total borrowings as at December 31, 2001 and September 30, 2002 were nil and SEK 25,610 million (approximately $2.8 million), respectively. Management believes that the credit agreement can be renewed or refinanced upon maturity. If this agreement cannot be renewed or financed with Nordea Bank, the Company will seek alternate sources of financing to replace this agreement. In addition, in May 2000, Jofa AB entered into a separate credit agreement with Nordea Bank to borrow SEK 10 million, or approximately $1.1 million. The loan has a term of four years with annual principal repayments of SEK 2.5 million, or approximately $0.3 million. The loan is secured by a chattel mortgage on the assets of Jofa AB and bears an interest rate of STIBOR plus 1.25%.

     Effective July 10, 2001, KHF Finland Oy, our Finnish subsidiary, entered into a credit agreement with Nordea Bank in Finland, replacing the former credit facility for FIM 30 million (approximately $4.6 million) which was terminated in 2001. The maximum amount of loans and letters of credit that may be outstanding under the agreement is EUR 2.4 million (approximately $2.3 million). The facility is renewable annually and is collateralized by the assets of KHF Finland Oy and bears interest at a rate of EURIBOR (3.4% at September 30, 2002) plus 0.9%. Total borrowings as at December 31, 2001 and September 30, 2002 were nil.

     During the nine months ended September 30, 2002, our operations used $17.0 million of cash compared to $33.2 million in the first nine months of 2001. We had net income of $0.7 million in the first nine months of 2002 compared to a net loss of $7.6 million in 2001. EBITDA was $23.0 million for the nine months ended September 30, 2002 compared to $14.8 million for the nine months ended 2001. Inventory increased by $9.4 million from December 31, 2001 to September 30, 2002. The build-up is in line with the seasonal nature of our business and is also due to the earlier arrival of our inventories, allowing us to be able to provide timelier service to our customers in the fourth quarter. Accounts receivable were up $31.7 million from December 31, 2001, consistent with the normal peak in the third quarter. Accounts payable and accrued liabilities are higher due to the accrual of the interest expense related to the issuance of the Units and extended terms from our overseas suppliers on the purchase of inventory.

     Cash used in investing activities during the period ended September 30, 2002, was $1.1 million compared to $0.6 million provided in 2001. The variance is caused by $0.3 million from the proceeds of the sales of equipment in 2001.

     Cash provided by financing activities during the nine months ended September 30, 2002, was $18.5 million compared to $34.7 million in 2001. The variance is mainly due to the issuance of the Units of approximately $123.9 million and the resulting repayment of the Caisse debt of $86.4 million, as well as the pay-down of the entire GECC balances approximately $17.2 million outstanding at that time.

     During the quarter ended September 30, 2002 we had a foreign exchange translation loss of $1.2 million which was as a result of the weakening Canadian dollar against the US dollar. This loss offset the gain we had in the first six months of 2002 resulting in a cumulative gain of $2.1 million in the nine months ended September 30, 2002. During the quarter ended September 30, 2001 we had a foreign exchange translation gain of $1.4 million which was primarily a result of the strengthening Canadian dollar against the US dollar. This gain offset the loss we had in the first six months of 2001 resulting in a cumulative loss of $0.4 million in the nine months ended September 30, 2001.

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

                               THE HOCKEY COMPANY
                                     PART I
                              FINANCIAL INFORMATION


              2002                       $ 16,161
              2003                         14,787
              2004                         14,188
              2005                          6,422
              2006 to 2008                  1,332
              2009                        125,000
                                        ----------
                                         $177,890
                                        ==========


RESTRUCTURING RESERVES

     In 2001, we embarked on a plan to rationalize our operations and consolidate our facilities. This rationalization involved the elimination of certain redundancies, both in terms of personnel and operations as well as the consolidation of facilities including the closure of its Mount Forest, Ontario plant, and our Paris, France sales office, and the consolidation of North American distribution into Canada. Accordingly, we set up reserves of approximately $5.7 million for the expected cost of the restructuring. Of this amount, approximately $4.3 million was to cover the cost of severance packages to affected employees, with the remainder representing other closure costs. Of these amounts, approximately $0.4 million remained unpaid as at September 30, 2002. In October 2002 the Company announced its decision to close three of its North American manufacturing units effective December 2002 in order to reduce excess capacity and achieve greater operating efficiencies. Approximately 160 employees are affected by this decision, of which approximately 50 are from the apparel segment. Accordingly, the Company expects to incur a restructuring charge of approximately $2.5 million in the fourth quarter of the year, of which approximately $1.5 million is to cover the cost of severance packages to affected employees, with the remainder representing other closure costs.


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

                               THE HOCKEY COMPANY
                                     PART I
                              FINANCIAL INFORMATION

January 1, 2003 upon which the extraordinary item - loss on early extinguishment of debt, net of income taxes will be reclassified.

     In July 2002, FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at the time when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs at the data of an entity's commitment to an exit plan in Issue 94-3. SFAS No. 146 will be effective for exit and disposal activities initiated after December 31, 2002 and had no impact on our financial statements, but will impact the accounting treatment of future exit and disposal activities should they occur.

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

     We are also exposed to foreign exchange fluctuations due to our significant sales and costs in Canada, Sweden and Finland. If the average exchange rate of the Canadian Dollar, Swedish Krona and Euro were to vary by 1% versus the U.S. Dollar, the effect on sales for the first nine months of 2002 would have been $0.5 million, $0.2 million and $0.2 million, respectively. We also have operating expenses in each of these currencies which would mitigate the impact of such foreign exchange variation on cash flows from operations. Further, a 1% variation in Canadian Dollar versus the U.S, Dollar would have an effect of less than $0.1 million on interest expense for the entire year given that 50% of the debt is held by the Canadian operating company.


ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and recording thereof for the purpose of preparing and filing this quarterly report on Form 10-Q as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are an effective means for timely communication of material information relating to us required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended.

                               THE HOCKEY COMPANY
                                     PART I
                              FINANCIAL INFORMATION

CHANGES IN INTERNAL CONTROLS.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date that they carried out their evaluation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

             99.1 Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                   (filed herewith)

         (b) Reports on Form 8-K.

                   None.

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

Date: November 14, 2002

        CERTIFICATIONS PURSUANT TO 18 U.S.C 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


Each of Matthew H. O'Toole, Chief Executive Officer, and Robert A. Desrosiers, Chief Financial Officer, of The Hockey Company, a Delaware corporation (the "Company"), hereby certify that:

     (1) He has reviewed this quarterly report;

     (2) Based on his knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on his knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) He and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures for the Company and have:

         (i) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared;

        (ii) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (iii) Presented in this quarterly report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

     (5) He and the other certifying officers have disclosed, based on their most recent evaluation, to the Company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

         (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

        (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) He and the other certifying officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                      * * *


     CHIEF EXECUTIVE OFFICER                     CHIEF FINANCIAL OFFICER

     /s/ Matthew H. O'Toole                      /s/ Robert A. Desrosiers
     ----------------------                      ------------------------
         Matthew H. O'Toole                          Robert A. Desrosiers
  Date:  14 November, 2002                    Date:  14 November, 2002