Form 10-K
period 2002-12-31
HOCKEY CO
filed 2003-03-25
CIK 880036

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR
|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                         COMMISSION FILE NUMBER 0-19596
                                 --------------


                               THE HOCKEY COMPANY
             (Exact Name of Registrant as Specified in Its Charter)


                    Delaware                                 13-36-32297
        (State or Other Jurisdiction of                    (I.R.S. Employer
         Incorporation or Organization)                   Identification No.)

   3500 Boulevard De Maisonneuve, Suite 800                     H3Z 3C1
            Montreal, Quebec, Canada                           (Zip Code)
   (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (514) 932-1118

           Securities registered pursuant to Section 12(b) of the Act:

                                            NAME OF EACH EXCHANGE ON WHICH
              TITLE OF EACH CLASS                     REGISTERED
             ---------------------         --------------------------------
                     None                                None



           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ____ No __X__

The common stock of the registrant is not publicly registered or traded and, therefore, no market value of the common stock held by affiliates or non-affiliates can be readily ascertained.

         As of March 1, 2003, 7,040,523 shares of the registrant's common stock, $.01 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                      None


===============================================================================

                                TABLE OF CONTENTS



                                                                                                              PAGE
                                                                PART I

Item 1.       Business...........................................................................................2

Item 2.       Properties........................................................................................16

Item 3.       Legal Proceedings.................................................................................17

Item 4.       Submission of Matters to a Vote of Security Holders...............................................17

                                                                PART II

Item 5.       Market For Registrant's Common Equity And Related Stockholder Matters.............................18

Item 6.       Selected Consolidated Financial Data..............................................................19

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.............21

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk........................................32

Item 8.       Financial Statements and Supplementary Data.......................................................33

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..............66

                                                               PART III

Item 10.      Directors and Executive Officers of the Registrant................................................67

Item 11.      Executive Compensation............................................................................69

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters....74

Item 13.      Certain Relationships and Related Transactions....................................................76

Item 14.      Controls and Procedures...........................................................................76

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................76

                                     PART I

ITEM 1.  BUSINESS

INDUSTRY OVERVIEW


         The sporting goods industry serves a large and growing market which was estimated to represent approximately $49.0 billion in the United States in 2002, an increase of approximately 2.8% over 2001. Within the sporting goods industry, we primarily compete in the hockey equipment and related apparel market. The hockey equipment and related apparel market is seasonal in nature, with the third and fourth quarters of the calendar year representing the largest volume of sales. We estimate the size of this worldwide market to be $677 million in sales in 2001. We are the leader in this market with an approximate market share of 30%. Our principal competitor in this market is Bauer Nike Hockey Inc., a subsidiary of Nike, Inc., with an estimated market share in 2001 of 19%. The remaining market is highly fragmented.

SPORTING GOODS INDUSTRY TRENDS

         BABY BOOMERS. Baby boomers currently represent approximately 28% of the total U.S. population. Baby boomers are entering their peak earning years, have high disposable income and high-level leisure time, therefore stimulating expenditures in the sporting goods industry. It is estimated that the mature market, ages 55 and older, will grow by approximately 40% between 2000 and 2010, representing an opportunity for higher end products.

         RECREATION AND EXERCISE. There is heightened awareness of the importance of recreation and exercise in general for health benefits. Consequently, this trend has contributed to increased consumer spending in the sporting goods industry.

         INTERNATIONAL MARKETS. According to Sporting Goods Intelligence, a publication of the National Sporting Goods Association, the sporting goods markets in the U.S., Europe and Japan in 2000 represented $45.5 billion, $33.6 billion and $18.0 billion, respectively, in retail volume. The Sporting Goods Manufacturers' Association has projected that total industry sales in the U.S. measured in wholesale dollars, including footwear, apparel and equipment, will grow by 2.9% to a record $50.5 billion in 2003. This would mark the second year of consistent growth despite otherwise difficult economic conditions. Industry sales in the U.S. grew 2.8% in 2002 to approximately $49.0 billion and reversed a negative trend from 2001 when sales declined by 2.3%.

HOCKEY EQUIPMENT AND APPAREL INDUSTRY TRENDS

         PARTICIPATION IN HOCKEY. Few sports can match the growth hockey has enjoyed in participation and fan attendance since 1990. Between 1990 and 2002, hockey participation and fan attendance in the United States grew by approximately 250%. More recently, according to a survey conducted by the National Sporting Goods Association ("NSGA"), ice hockey has been the second-fastest growing sport in the United States. From 2000 to 2001, ice hockey showed a 13.1% increase in participants to 2.2 million participants.

         VISIBILITY OF THE NHL. NHL attendance has increased over 43% since 1993 to reach over 20 million in the 2001/2002 season. Television viewing in the United States has also increased to reach an average of 2 million viewers per broadcast during the 2001/2002 season on ABC up from the average of 1 million viewers per broadcast for the 1993 season.

         YOUNG, AFFLUENT AND EDUCATED FANS. When compared with the National Football League, Major League Baseball, the National Basketball Association and NASCAR, a higher percentage of these NHL fans: are in the 18-49 age group; have household incomes of more than $50,000; have a bachelor's degree or higher education; have internet access; and own a personal computer. Fans are key drivers of hockey-related apparel and, to the extent that fans are also hockey participants, there is an opportunity for a more frequent product replacement cycle and a likelihood that consumers will trade up for higher priced equipment and apparel.

         MARKET CONSOLIDATION. Retailers are increasingly focused on reducing the number of suppliers they deal with. This favours manufacturers with a broad product offering and has resulted in a consolidation of manufacturers in the hockey equipment and related apparel market in recent years. This trend is expected to continue.


OUR COMPANY


         The Hockey Company (the "Company") was incorporated in September 1991 and reorganized in April 1997.

         On February 9, 1999, The Hockey Company filed an amendment to change the name of the Company from SLM International Inc. to The Hockey Company.

         As of December 31, 2002, the Company completed a reorganization of its European subsidiaries whereby a Swedish holding company, named Nordic Hockey Company AB, was formed. Nordic Hockey Company AB, pursuant to a series of share transfers and contributions, became the direct parent company of each of Jofa Holding AB and KHF Sports Oy. The reorganization was undertaken in order principally to take advantage of secure beneficial tax treatment for intercompany financing arrangements by having a Swedish company, rather than a U.S. company, as the direct parent of each company.

         We are the world's largest designer, manufacturer and marketer of hockey equipment and related apparel. Our primary brands, CCM, JOFA and KOHO, are among the most widely recognized brands in hockey and we estimate that we have approximately a 30% share of the worldwide hockey equipment and related apparel market. We also design, manufacture and market recreational skates and other non-hockey products. We sell our products to a diverse customer base consisting of specialty retailers, sporting goods shops, mass merchandisers and international distributors. We manufacture in-house at six highly efficient facilities, four of which are located in Canada and two in Europe. In addition, where it makes business sense, we outsource the manufacturing of certain products. We have distribution facilities located in North America, Finland and Sweden. Our products are sold in approximately 45 countries. For the fiscal year ended December 31, 2002, we generated revenue of $212.7 million and EBITDA of $29.6 million, which includes unusual or non-recurring expenses of $2.5 million.


         We offer a complete line of hockey equipment, related apparel, recreational skates and other non-hockey products. In 2002, hockey equipment represented approximately 66% of our sales (including 2% attributable to recreational skates and 4% to non-hockey products) and hockey-related apparel represented approximately 34% of our sales.


         We have been a National Hockey League ("NHL") licensee since 1967. We are currently the exclusive supplier of hockey jerseys to every NHL team and on-ice official and have the exclusive worldwide right to market authentic and replica NHL jerseys. In addition, commencing with the 2003/2004 hockey season, we will also become the exclusive supplier of helmets, pants, gloves, shoulder, shin and elbow protective equipment, jerseys and socks to all teams in the Canadian Hockey League ("CHL"). An estimated 54% of current NHL players have previously played in the CHL. We also have a very strong presence internationally through sponsorship agreements with most of the major ice hockey organizations in the world, including the International Ice Hockey Federation, Ice Hockey Federation of Russia, Slovak Association of Ice Hockey and the national teams of Finland, Sweden, Germany, Denmark, Norway and the Czech Republic. Our products are the most widely used by NHL players, which we believe highlights and reinforces the marketplace's view of the innovative nature and high quality of our equipment and apparel. As of November 2002, approximately 99% of NHL players used at least one piece of our equipment. Furthermore, every NHL player uses our apparel. Ten of the top 17 ranked goaltenders in the NHL (as recently rated by The Hockey News) use our goalie equipment. We are the leading provider of protective equipment and wood sticks to NHL players. We are also the NHL's second largest provider of other equipment, including skates, goalie catchers and composite shafts and blades for sticks. Approximately 100 NHL players have already switched to our new Vector one-piece composite hockey stick since its commercial launch in the Fall of 2002.

         HOCKEY EQUIPMENT. Our comprehensive line of ice and roller hockey equipment includes skates, protective equipment, hockey sticks and goaltender equipment. This line provides a wide range of choices for players at all levels of competition. Our products are sold at various price points and range from high performance products used by professionals in the NHL and other professional hockey leagues, to intermediate performance products used by players of all ages and calibre and to entry-level products for the beginner.

         HOCKEY-RELATED APPAREL. Our comprehensive line of hockey-related athletic apparel includes licensed hockey jerseys, team uniforms and socks, licensed and branded performance apparel, outerwear, headwear and activewear. We are also the world's largest manufacturer of team uniforms and socks worn by players in hockey leagues, camps, schools and associations. Our licensed and branded activewear lines include high quality fleece wear, pants, shirts, T-shirts, polo shirts, turtlenecks, outerwear and headwear embroidered with the NHL and/or NHL teams' logos, CHL and other league logos and team logos.

         RECREATIONAL SKATES. In the Fall of 2002, we introduced our new Comfort Series of recreational skates. This skate is designed for women and girls who seek a product that is warmer, more comfortable and more stylish than a traditional figure skate. This line of products fills a gap in the market for customers who seek an alternative to the traditional white skate. We believe that our new Comfort Series will accelerate the product replacement cycle by encouraging traditional skate users to migrate to our recreational line of skates. We also introduced our Classic Series of recreational and figure skates in the Fall of 2002. Our Comfort Series and the figure skates in our Classic Series are endorsed by 2002 Olympic pairs figure skating gold medallists, Jamie Sale and David Pelletier.

         OTHER NON-HOCKEY PRODUCTS. In addition to our primary hockey-related equipment and apparel and our recreational skates, we are the exclusive distributor of Merrell footwear, a leading outdoor footwear brand, in Finland and Sweden. We also design, manufacture and market other non-hockey-related equipment, including alpine skiing and equestrian helmets.

         Please refer to the Consolidated Financial Statements and related notes included in this Form 10-K for more information on our segments.

OUR COMPETITIVE STRENGTHS

         LEADING WORLDWIDE BRANDS AND MARKET POSITION. We have many of the world's most established and widely recognized hockey brands, including CCM, JOFA and KOHO. The CCM brand has been in existence since 1899, JOFA since 1926 and KOHO since 1964. Each brand is focused on a specific segment of the market:
CCM is one of the industry's icon brands and embodies the tradition and history of hockey; the JOFA brand represents precision engineered Swedish equipment and appeals to the "technically savvy" hockey player; and KOHO is our "fast," "fun," "irreverent" brand, largely geared to the "free-wheeling" type of player, with an emphasis on the youth market. We estimate the worldwide hockey equipment and related apparel market at $677 million in sales in 2001. We estimate our share of this market at 30%. Our closest competitor's market share is estimated at 19% and we have been steadily increasing our market share. Our new CHL agreement will help further our market share gain in the sector going forward. The popularity of our brands and our products is reflected in our web site activity. According to Alexa Internet, our web sites (WWW.CCMSPORTS.COM, WWW.KOHO.COM and WWW.JOFA.COM) are the most visited hockey equipment and related apparel web sites worldwide.

         EXCLUSIVE NHL AND CHL RELATIONSHIPS AND OTHER RELATIONSHIPS. Pursuant to our license agreement with National Hockey League Enterprises, LP ("NHL Enterprises"), which expires on June 30, 2005, including an option year, we are the exclusive supplier of hockey jerseys to every NHL team and have the exclusive worldwide right to market authentic and replica NHL jerseys. Our jerseys are worn by every player and on-ice official in the NHL. Since the 2000/2001 NHL season, the CCM logo appears above each player's name on every "home" NHL jersey, while the KOHO logo appears above each player's name on every "away" and "third" NHL jersey. We are also the exclusive supplier of "on-ice" jerseys and pants for NHL officials under the JOFA brand name.

         Pursuant to a new five-year agreement, commencing with the 2003/2004 hockey season, we will also become the exclusive supplier of helmets, pants, gloves, shoulder, shin and elbow protective equipment, jerseys and socks to all teams in the CHL. In addition, we will become the exclusive supplier of pants, helmets and jerseys to all "on-ice" officials in the CHL and the preferred supplier for licensed apparel such as headwear and t-shirts for all 56 CHL teams. The CHL is the premier junior hockey league in the world with 56 teams and approximately 1,300 players. An estimated
54% of current NHL players have previously played in the CHL. Most of the 56 CHL teams are located in cities which do not currently have an NHL franchise, thereby significantly extending the reach of our brands.

         We have sponsorship agreements with most of the major hockey organizations in the world, including: the International Ice Hockey Federation, Ice Hockey Federation of Russia, Slovak Association of Ice Hockey, national teams of Finland, Sweden, Germany, Denmark, Norway and the Czech Republic, American Hockey League, U.S. Hockey League, USA Hockey, East Coast Hockey League and the West Coast Hockey League. In addition, we are an official sponsor of the Sky Rink Youth and Adult Hockey Program at the Chelsea Piers in New York City.

         In our recreational skate category, our new Comfort Series of recreational skates and our Classic Series of figure skates, introduced in the Fall of 2002, are endorsed by 2002 Olympic pairs figure skating gold medallists Jamie Sale and David Pelletier.

         EXTENSIVE USE OF OUR PRODUCTS IN THE NHL. Our products are the most widely used by NHL players, which we believe highlights and reinforces the marketplace's view of the innovative nature and high quality of our equipment and related apparel. As of November 2002, approximately 99% of NHL players used at least one piece of our equipment and every NHL player used our apparel. In addition, ten of the top 17 ranked goaltenders in the NHL (as recently ranked by The Hockey News) use our goalie equipment. We are the leading provider of protective equipment and wood sticks to NHL players. We are also the NHL's second largest provider of other equipment, including skates and composite shafts and blades for sticks. Approximately 100 NHL players have already switched to our new Vector one-piece composite hockey stick since its commercial launch in the Fall of 2002. To further develop and maintain our leading market position for our equipment and our brands, we have endorsement agreements with several high visibility players including, among others, Joe Thornton (CCM) of the Boston Bruins, Daniel Sedin (JOFA) and Henrik Sedin (JOFA) of the Vancouver Canucks, Patrick Roy (KOHO) of the Colorado Avalanche, Mark Recchi (CCM) of the Philadelphia Flyers, Roberto Luongo (KOHO) of the Florida Panthers, Vincent Lecavalier (JOFA) of the Tampa Bay Lightning, Martin Brodeur (CCM) of the New Jersey Devils and Jason Allison (CCM) of the Los Angeles Kings.

         WORLD LEADER IN PRODUCT INNOVATION. We are an industry leader in product innovation, and have dedicated significant resources to ensure our future technological leadership. The majority of our products are developed and commercialized in our three research and development centres located in St-Jean, Quebec, Tammela, Finland and Malung, Sweden. The majority of our products are developed internally through our research efforts and continued feedback from professional and recreational players, as well as from retail customers. We also have strong relationships with key suppliers who assist in our development efforts. In addition, we have developed a relationship with the University of Windsor. This relationship supports our efforts to develop equipment performance benchmarks, as well as new materials and equipment designs. As an example, this relationship was instrumental in the development of our new Vector one-piece composite hockey stick. In tests performed by the University, the Vector one-piece composite hockey stick has proven to be the leading stick for puck velocity and durability and provides its users with unique balance properties. Approximately 100 NHL players have already switched to our new Vector one-piece composite hockey stick since its commercial launch in the Fall of 2002. Other product innovations recently introduced include our new PRO Tacks skate, our JOFA protective equipment based on the Joint Discharge Principle ("JDP"), Hyper X and Anatomic System Design ("ASD") systems and our Air-Knit jerseys.

         FULL LINE OF HOCKEY EQUIPMENT AND RELATED APPAREL. We are the only company that offers a full line of ice and roller hockey equipment, NHL licensed jerseys and other related apparel. Our products are sold at various price points and range from high performance products used by professionals in the NHL and other professional leagues worldwide, to intermediate performance products used by youth league players, to entry-level products for the beginner. Our comprehensive lines of products allow us to cover the full spectrum of consumers, diversify our revenue base and optimize production capacity at our manufacturing facilities. Further, our full line of products enhances our relationship with our customers, who are increasingly focused on dealing with fewer suppliers.

         COST-EFFICIENT MANUFACTURING PROCESSES. We continuously evaluate our manufacturing processes and use in-house manufacturing where our proprietary technologies and processes provide us with a competitive advantage. Through the use of proprietary technologies and extensive automation, we believe we have developed many of the industry's most advanced hockey equipment and related apparel manufacturing processes. We believe that we operate the industry's most advanced skate manufacturing facility in St-Jean, Quebec, the industry's most automated hockey stick production facility in Cowansville, Quebec and the industry's most efficient hockey apparel production facility in St-Hyacinthe, Quebec.

         For other product lines where we do not have a distinct competitive manufacturing advantage, we outsource production to high quality facilities, primarily in Asia, the Czech Republic and Mexico. Approximately 62% of our product lines by sales are currently manufactured in-house while 38% is outsourced. In order to maintain our leading market position and continue to be a leader in product innovation, we will continue to make our business more flexible and less capital intensive by outsourcing the manufacturing of our products where it makes strategic and business sense. We believe that strategic outsourcing of selected manufacturing processes may result in reduced costs, an improved ability to balance our manufacturing capacity and shorten the time to market for new products. In addition, as part of a cost reduction program initiated in 2001, we will continue to evaluate and rationalize our cost structure and evaluate and improve the efficiency and productivity of our operations. In December 2002, we closed three manufacturing facilities. We estimate that the cost savings in 2002 resulting from such facility consolidation and head count reductions implemented in connection with our cost reduction program would have been approximately $1.5 million if implemented at the beginning of 2002.

         EXTENSIVE MULTI-CHANNEL DISTRIBUTION RELATIONSHIPS. Our products are sold internationally to more than 6,000 customers, consisting of specialty retailers, sporting goods shops, mass merchandisers and international distributors. In North America, we have sales offices in Montreal, Quebec and Branford, Connecticut. Internationally, we have sales offices in Sweden, Finland and Norway and distributors in over 40 countries in Europe and the Far East. Our products are sold to certain large customers by our in-house sales force, while an extensive network of approximately 70 independent sales representatives services other accounts. We distribute our products from distribution centers in Canada, the United States, Finland and Sweden. In 2002, we generated approximately 42% of our revenue in the United States, approximately 32% in Canada, approximately 12% in Sweden and approximately 14% in Finland and other countries. In 2002, we were awarded the "Vendor of the Year" award for both the U.S. and Canada by Play It Again Sports, one of our largest buying groups.

         STRONG AND EXPERIENCED MANAGEMENT TEAM. We have a strong and experienced management team at the corporate and operating levels. Our senior management has an average of 16 years experience in the hockey and sporting goods industry.

OUR GROWTH STRATEGY

         Our objectives are to grow both revenues and operating margins by accelerating the product replacement cycle through product innovation, maintaining our overall market leadership position and becoming the undisputed leader in each key segment of the global market for hockey equipment and related apparel. Key elements of our growth strategy are as follows:

DRIVE GROWTH THROUGH PRODUCT INNOVATION

         Since 1937, when we introduced the revolutionary Tackaberry (Tacks) hockey skate, through the recent launch of our 850-gram PRO Tacks skate, we have a long history of being a leader in bringing technological advancements and equipment innovations to the hockey industry. We will continue to drive our growth through continued product innovation, which we believe strengthens our brands and creates a more rapid equipment replacement cycle. Our goal is to replace and/or refresh our products every second year. By continually introducing innovative products, we are able to compete primarily on technology and brand rather than on price, resulting in higher margins and stronger brand differentiation.

         Some of our recent product innovations include:

         - NEW PRO TACKS SKATE. Built with cutting-edge lightweight materials to maximize performance and comfort, plus a revolutionary "integrated wedge" for superior protection and support, each new PRO Tacks skate weighs only 850 grams (a full puck lighter than our previous high performance skate). This represents a 15% reduction in the weight of our Pro Tacks skates.

         - VECTOR HOCKEY STICK. Made completely from high performance composite materials, our new Vector one-piece stick increases puck velocity and is more durable than comparable models, while offering unique balance properties. Approximately 100 NHL players have already switched to our new Vector one-piece composite hockey stick since its commercial launch in the Fall of 2002.

         - F-I-T SYSTEM TECHNOLOGY. Our top-end Tacks and Externo skate models feature the F-I-T System thermo-forming process. Through a special machine at the point-of-sale, the system applies heat and pressure to key areas of the skate boot and thermo-forms the skate to the player's foot allowing retailers to custom fit the skate based on the player's size, weight and style of play.

         - JOFA JDP, HYPER X AND ASD EQUIPMENT. In 2003, we introduced new JOFA protective equipment based on advanced patented technologies, including the Joint Discharge Principle (JDP), Hyper X and Anatomic System Design (ASD), that aim to reduce injuries. This and other innovations have resulted in approximately 99% of NHL players wearing at least one piece of JOFA equipment. As of November 2002, JOFA is the only protective gear that is licensed to bear the NHL's "Center Ice" logo.

         - JERSEYS. CCM and KOHO authentic series jerseys feature our Air-Knit jersey material (patent pending), which is recognized for its light weight and breathability. In 2003, we introduced a new women's series of jerseys in order to capitalize on the fact that approximately 40% of all NHL fans are female.

         - SALE & PELLETIER RECREATIONAL SKATES. Introduced in the Fall of 2002, our new Comfort Series of recreational skates and our Classic Series of figure skates are endorsed by 2002 Olympic pairs figure skating gold medallists, Jamie Sale and David Pelletier. Our Comfort Series is designed for women and girls who seek a product that is warmer, more comfortable and more stylish than a traditional figure skate product. Our Comfort Series skates feature an endo-skeletal structure for comfort and support, brushed suede/rhombic mesh for style and durability and padded brushed velvet for added comfort and warmth.

EXPAND WITH NEW PRODUCT CATEGORIES

         We continually seek new product categories that will allow us to increase our current revenue base. Such initiatives include expanding into new branded and licensed apparel markets. Examples include a CCM vintage apparel line, women's replica jerseys, performance apparel and collectable mini-jerseys. Under our New NHL License Agreement, we also have obtained the right to use NHL league and team logos on certain ice hockey products which we believe will provide additional sales opportunities. In addition, there are a number of hockey-related accessory products that we believe we can successfully bring to market. Finally, we plan to increase revenues through the licensing of our brands for other products.

EXPAND INTERNATIONAL SALES

         We believe that there exists untapped demand for our products in international hockey markets, especially in the former Soviet Bloc countries and in Central Europe. Consequently, we recently commenced a new distribution relationship with a company in Russia. Russia alone has the potential to be the third largest hockey market in the world and participation continues to increase. Our sales of hockey sticks, CCM brand hockey skates and apparel are increasing in Russia. Our gross sales in the former Soviet Bloc countries increased from $1.2 million in 1998 to $6.0 million in 2002.

PURSUE STRATEGIC ACQUISITIONS

         We plan to supplement our internal growth with selected strategic acquisitions that would complement our product offering, benefit from our strong brands or leverage our broad and diverse distribution network. The Corporation has no agreements regarding, nor has it entered into any formal negotiations with respect to, any material acquisitions as of the date hereof.


OUR PRODUCTS

         We manufacture and market a fully integrated line of hockey equipment and related apparel. Our hockey equipment product lines include: ice hockey and roller hockey skates, hockey sticks, protective body equipment and gloves, helmets, pants and accessories, and goaltender equipment. Our hockey-related apparel products include: NHL licensed hockey jerseys, team uniforms and socks, and licensed and branded activewear. We also manufacture and market recreational and non-hockey products, including recreational skates.

         HOCKEY EQUIPMENT PRODUCT LINES

         ICE HOCKEY AND ROLLER HOCKEY SKATES. We manufacture and market a wide range of ice hockey skates primarily under the CCM brand name. The tradition of CCM skates, first introduced to the market in 1905, is interwoven throughout the history of ice hockey and the NHL and is led by two premium lines of skates; the Tacks series and the Externo series. The two lines offer distinct product features and are targeted at different market segments. They are both compatible with CCM's F-I-T System technology. We manufacture all of our high end ice hockey skates and outsource all of our entry level ice hockey, roller hockey and figure skates. We focus on marketing premium roller hockey skates targeted at high price points. In addition, we market six different models of figure skates under the CCM and JOFA brands.

         HOCKEY STICKS. We believe that we are the premier manufacturer of hockey sticks and set the industry standards for quality, innovation and performance. We market a wide range of hockey sticks incorporating various materials, designs and performance characteristics. Our sticks are sold under the CCM, JOFA and KOHO brands and the Titan and Canadien sub-brands. Led by the technologically advanced Vector one-piece composite stick, our product line ranges from high performance composite sticks, shafts and blades to entry-level wood constructions.

         PROTECTIVE BODY EQUIPMENT AND GLOVES. We market a variety of protective body equipment, including shoulder pads, shin guards, elbow pads and gloves under the CCM, JOFA and KOHO brands. CCM gloves and body protective equipment are marketed under the Tacks sub-brand. JOFA is the only brand carrying the NHL "Center Ice" logo. Its patented JDP, ASD and Hyper X technologies make it the protective brand of choice for 99% of NHL players.

         HELMETS. We market our helmets under the CCM and JOFA labels, which have been two of the leading brands of helmets for over 30 years. More players in the NHL wear our helmets than any other competitor's products. Our helmets are certified by CSA International and the Hockey Equipment Certification Council and prominently display the CCM and JOFA brand names.

PANTS AND ACCESSORIES. We market hockey pants under the CCM, JOFA and KOHO labels. CCM branded pants also carry the Tacks sub-brand name. At the NHL level, CCM pants are worn by more players than any other brand. In addition, we market several accessories, such as carry bags and equipment for officials.


GOALTENDER EQUIPMENT. We produce a fully integrated line of goaltender equipment. We market our goaltender facemasks, catch mitts and blockers, pants, goaltender arm and body protectors and leg pads under the CCM and KOHO brands. Both brands are supported by industry-renowned goalie equipment innovators:
Brian Heaton for CCM and Michel Lefebvre for KOHO, who help promote our products and design new equipment. Ten of the top 17 ranked goaltenders in the NHL (as recently rated by The Hockey News) use our goalie equipment.

HOCKEY-RELATED APPAREL PRODUCTS

LICENSED HOCKEY JERSEYS. We have supplied NHL teams with authentic jerseys for over 35 years. Pursuant to our Current NHL License Agreement, we have the exclusive right to provide authentic jerseys used by every team in the NHL and have the exclusive right to market authentic and replica jerseys of all 30 teams. In addition to our Current NHL License Agreement, under our license agreement with the NHLPA, we have the right to market these jerseys with the names and numbers of NHL players. In addition to our Current NHL License Agreement, we also maintain agreements to provide jerseys to professional teams in other leagues. Beginning with the 2003/2004 season, we will become the exclusive jersey supplier to all 56 CHL teams.

Although we generate revenue from the sale of authentic jerseys to the consumer market, replica jersey sales into the consumer market account for an estimated 93% of our licensed jersey revenue. Replica jerseys are similar to authentic jerseys and may also display team names and crests but incorporate different fabrics and features than authentic jerseys. Our authentic jerseys incorporate Pro-Weight Air-Knit and Ultrafil fabric, high quality crests, a fighting strap and reinforced stitching on all seams and hems. Youth and adult replica jerseys feature Mid-Weight Air-Knit fabric and child/toddler jerseys feature traditional Suprafil fabric.

TEAM UNIFORMS AND SOCKS. We sell non-team identified team uniforms and socks that are primarily used by organized leagues, amateur hockey associations and schools. The majority of these jerseys are of replica quality and are sold through retail channels. We also produce hockey socks for both professional and recreational markets.

LICENSED AND BRANDED ACTIVEWEAR. We offer a high quality line of performance apparel, outerwear, activewear, T-shirts and headwear bearing our brands, the NHL and/or NHL teams' logos and other league and team logos. We market these products pursuant to several license agreements with a variety of organizations, including the NHL, major colleges and universities and USA Hockey. We outsource the production of all of our activewear products.

RECREATIONAL SKATES. Our line of recreational skates includes traditional figure skates and other recreational skates. Our new Comfort Series of recreational skates, designed for women and girls who seek a product that is warmer, more comfortable and more stylish than a traditional figure skate and our Classic Series of recreational and figure skates were introduced in the Fall of 2002. Our Comfort Series and the figure skates in our Classic Series are endorsed by 2002 Olympic pairs figure skating gold medallists, Jamie Sale and David Pelletier.

OTHER NON-HOCKEY PRODUCTS

         In addition to our primary hockey-related equipment and apparel and our recreational skates, we also design, manufacture and market other equipment, including alpine skiing and equestrian helmets. In addition, we are the exclusive distributor of Merrell footwear, a leading outdoor footwear brand, in Finland and Sweden.

OUR BRANDS

         We conducted in-depth marketing studies to gain insight into customers' preferences of our hockey brands and provide a basis for our multiple brand strategy. Our market research has demonstrated that our three main brands, CCM, JOFA and KOHO, maintain distinct brand identities in the marketplace and appeal to different consumer segments. Our multiple brand strategy allows us to respond to the needs of the whole market and target different market segments and price points which would otherwise be difficult with a single brand strategy. We differentiate each of our brands through their unique appearance and their distinct performance and construction attributes. We position each of our brands in the marketplace as follows:

         CCM. CCM, established in 1899, is one of the industry's icon brands and embodies the tradition and history of hockey. The CCM name represents a century of tradition combined with state-of-the-art technology. CCM products are sold across the full spectrum of the pricing range, covering all key retail price points.

         JOFA. The JOFA brand, established in 1926, represents precision engineered Swedish equipment and appeals to the "technically savvy" hockey player. JOFA products are sold at the mid to above premium point of the pricing range.

         KOHO. KOHO, established in 1964, is our "fast," "fun," "irreverent" brand, largely geared to the "free-wheeling" type of player, with emphasis on the youth market. The KOHO brand is likely to appeal to the consumer that identifies with extreme sports, and is considered a "cool" and stylish brand. KOHO products are primarily sold at the mid to low point of the pricing range.

         Working with advertising agencies, we created individual slogans and marketing campaigns for each of the CCM, JOFA and KOHO brands that embody these brands' unique identities and key attributes. We have introduced the slogan "when you're born to play" to reinforce CCM's attributes of tradition and authenticity. Consistent with JOFA's attribute of precise Swedish engineering, we have created the slogan "smart hockey." KOHO's slogan, "a whole new game," reinforces the brand's irreverent quality. Our advertising campaigns are designed to clearly communicate the distinct image of each of our main brands.

         SALES AND MARKETING

         Our sales and marketing effort is based on a strategy internally referred to as the "Power Triangle". At the cornerstone of this strategy is our first goal to bring innovative products to market every year. Second, we provide validation of our new products through use by NHL and other elite players. Third, we use various media to promote and reinforce our brands and make our products known to the consumer and to the trade.

         ELITE ATHLETE USAGE. We believe that we have a unique market position when it comes to validating our products through elite athlete usage. The strong penetration of our products in the NHL, our Current NHL License Agreement, our New NHL License Agreement and our other major alliances and sponsorship agreements allow us to highlight the advanced performance features of our products and provide a high level of exposure for our brands through elite athletes. On March 7, 2003, CCM was awarded the NHL's "All-Star Player" trophy for excellence in sports marketing. CCM won this award for its Externo Joe Thornton campaign, based on its "Best Use of NHL Players" and "Best NHL Partner Activation" using NHL athletes. We intend to leverage existing relationships and enter into new agreements and alliances to continue to promote our products.

         Some key elements of our elite athlete usage strategy include:

         - EXCLUSIVE NHL LICENSE AGREEMENT. We are the exclusive supplier of hockey jerseys to every NHL team and have the exclusive worldwide right to market authentic and replica NHL jerseys. Our jerseys are worn by every player and on-ice official in the NHL.

         - NHL MARQUEE PLAYER ENDORSEMENT CONTRACTS. We have endorsement agreements with approximately 20 NHL star players that allow us to use their names and likeness for communication purposes and require them to be available for personal appearances.

         - NHL USAGE. Our products are the most widely used by NHL players. As of November 2002, approximately 99% of NHL players used at least one piece of our high performance equipment and every NHL player used our apparel. We have 16 employees who are solely dedicated to serving the needs of these players.

         - EXCLUSIVE SUPPLIER TO THE CHL. Pursuant to a new five-year agreement, commencing with the 2003/2004 hockey season, we will also become the exclusive supplier of helmets, pants, gloves, shoulder, shin and elbow protective equipment, jerseys and socks to all teams in the CHL. The CHL is the premier junior hockey league in the world and includes 56 teams, with a total of approximately 1,300 players. An estimated 54% of current NHL players previously played in the CHL. Most of the 56 teams in the CHL are in cities which do not currently have a NHL franchise, thereby significantly extending the reach of our brands.

         - SPONSORSHIP AGREEMENTS. We have sponsorship agreements with most major hockey organizations in the world, including: the International Ice Hockey Federation, Ice Hockey Federation of Russia, Slovak Association of Ice Hockey, national teams of Finland, Sweden, Germany, Denmark, Norway and the Czech Republic, the NHL, American Hockey League, U.S. Hockey League, USA Hockey,

              East Coast Hockey League and the West Coast Hockey League. In addition, we are an official sponsor of the Sky Rink Youth and Adult Hockey Program at the Chelsea Piers in New York City.

         - JAMIE SALE AND DAVID PELLETIER. In our recreational skate category, we have recently entered into an endorsement agreement with Canadian pairs figure skating gold medallists Jamie Sale and David Pelletier to market and sell the new Comfort Series of recreational skates and our Classic Series of figure skates. Our Comfort Series is designed for women and girls who seek a product that is warmer, more comfortable and more stylish than a traditional figure skate.

         To support the validation of our products through elite athlete usage we use television, radio, internet and print advertising featuring our new products and endorsed players to communicate our product innovation message and increase consumer awareness of our brands. We also provide in-store advertising materials, brochures and print materials to assist our retailers in the communication of the features and benefits of our products to the consumer.

         GLOBAL MARKETING. Our marketing effort is headed by our Vice President, Global Marketing, who supervises a team of more than 15 employees and is also responsible for endorsement contracts with elite athletes. We have two category directors who are responsible for consumer research, product development, research and development briefs, pricing strategy and overall sales program development for our key product categories within our three primary brands. We also have a global marketing manager who is responsible for overall creative development, including television, print and radio ads, brand communication and league sponsorships. Other key positions in marketing include: a marketing services manager responsible for trade and sales shows, point-of-purchase displays, logos and graphic designs; an e-commerce coordinator responsible for our web sites; and a new business development manager, a recently created position.

         To link our marketing organization to our sales organization, we hold monthly strategic business unit meetings. These meetings are attended by members of each of our research and development, purchasing and logistics teams. These sessions, chaired by the category directors, serve as a forum to discuss new product developments, recent research findings, current product performance, and overall sales program strategy and execution.

         NORTH AMERICAN SALES. In Canada, our equipment sales organization is comprised of a group of independent representatives that sell CCM branded equipment and apparel and another group of independent representatives dedicated to selling KOHO and JOFA equipment. In the U.S., independent representatives carry all brands. Sales representatives are charged primarily with selling equipment, products and jerseys to our smaller hockey specialty accounts. Regional managers, in both Canada and the U.S., are charged with overseeing the sales representative organization and also maintaining our larger accounts across all brands.

         In the U.S., our largest apparel market, we have a separate sales force, comprised of a national sales manager, a key account manager and independent representative organizations. Our apparel sales team possesses extensive industry experience in athletic brand and licensed apparel. Our sales representatives are responsible for selling apparel, including licensed jerseys and licensed and branded activewear, to independent retailers, large sporting goods and department stores in the U.S.

         INTERNATIONAL SALES. In Sweden, Finland and Norway, we sell our equipment and apparel directly to retailers and teams through our in-house sales team in Scandinavia. Outside of those countries, we sell our products through distributors located in over 40 countries in Europe, the Far East, South America, Central America, Africa and Australia. These distributors, in turn, sell our products to teams and retailers. All non-European sales activities are controlled through our Senior Vice President, European Division.


CUSTOMERS AND DISTRIBUTION CHANNELS


         We have a diversified and broad base of over 6,000 customers worldwide and are not dependent on any single customer. Our customer base consists of independently-owned hockey specialty retail stores, large sporting goods retailers, department stores and other retailers. In 2002, we generated approximately 42% of our revenue in the United States, approximately 32% in Canada, approximately 12% in Sweden and approximately 14% in Finland and other countries. In fiscal 2002, no customer accounted for more than 10% of our sales. We sell our hockey-related apparel, including jerseys and licensed and branded activewear, through the same channels as our equipment products, in addition to generating revenue from sales to "in-stadium" concession stores. Jerseys are sold mainly through specialty retail and "in-stadium" concession stores. Our New NHL License Agreement provides us with better access to "in-stadium" concession stores to market our licensed jerseys and licensed and branded activewear. We believe "in-stadium" concession stores who purchase authentic licensed jerseys from us will increase their orders for our licensed and branded activewear products due to purchasing efficiencies. We have established a separate U.S. sales force that markets our hockey-related licensed and branded activewear. We expect this sales force to generate sales from large retailers, department stores and other retailers.

NHL AGREEMENTS

         EXCLUSIVE NHL RIGHTS. We have been an NHL licensee since 1967 and have enjoyed an exclusive license to supply authentic, replica and practice game jerseys used "on-ice" by all NHL teams since July 2000. Our NHL License Agreement with NHL Enterprises, the marketing affiliate of the NHL, expires on June 30, 2005, including an option year.

         Our NHL License Agreement gives us the exclusive rights to manufacture and market authentic, replica and practice game jerseys used "on-ice" by the 30 NHL teams, including all-star jerseys. Game jerseys are manufactured and marketed under the CCM and KOHO brand names, while practice jerseys are manufactured and marketed under the JOFA brand name. Pursuant to the NHL License Agreement, our brand names appear above the player's name on the outside rear neck on the jersey of all NHL players. These rights include the right to use the names, logos, and other indicia of the NHL and the NHL member teams on an exclusive basis in connection with the manufacture, supply and sale of authentic, replica and practice jerseys of the 30 NHL teams. Pursuant to a separate agreement with the NHLPA, we are entitled to market authentic and replica game and practice jerseys identified with the names and numbers of NHL players. We are also the exclusive supplier of "on-ice" jerseys and pants for NHL officials under the JOFA brand name. Since the beginning of the 2000/2001 NHL season, the CCM logo appears above each player's name on every "home" NHL jersey, the KOHO logo appears above each player's name on every "away" and "third" NHL jersey and the JOFA label is on uniforms for all NHL officials.

         The NHL License Agreement also grants us the exclusive right to market T-shirts, workout wear, outerwear, polo shirts and activewear bearing NHL logos, names and designs under the NHL's Center Ice trademark and the non-exclusive right to use the NHL team logos on headwear.

         The NHL's Center Ice apparel is worn exclusively by players and coaches during practice and work-out and worn by the trainers of all NHL teams during games. We market all of the foregoing products to North American and Scandinavian retailers for resale, as well as to European and Asian distributors. Pursuant to the NHL License Agreement, we are required to pay a license fee and royalties to the NHL based on our net sales, with minimum royalty amounts guaranteed to be paid by us each license year. In addition to these costs, we have agreed to purchase a fixed dollar amount of marketing from the NHL and from each of the NHL teams.

         As part of the NHL License Agreement, we also have a license for the exclusive use of the NHL's Center Ice trademark for our JOFA hockey equipment. The premium products in the equipment line (helmets, sticks, gloves, pants, shoulder, shin and elbow pads) are co-branded with the Center Ice trademark, also referred to as "the official equipment worn by the NHL." The NHL reserves this mark for products with overwhelming usage by NHL players. Other JOFA products are co-branded with the NHL's shield trademark.

         NHL ON-ICE EQUIPMENT LICENSE. Also as part of our agreements with the NHL, our brands are permitted to appear on equipment used by NHL players "on-ice" during NHL games. The extensive use of our products by NHL players significantly promotes the high visibility of our brands among consumers. All of our products prominently display their respective brand and sub-brand logos, resulting in significant and cost-effective exposure in arenas, on television and in newspapers, magazines and other printed media. Our market research indicates that NHL use of a particular brand of equipment is among the key factors in a consumer's purchase decision. Our products enjoy widespread usage among NHL players without paid endorsement. We have endorsement agreements with several high visibility players including, among others, Joe Thornton (CCM) of the Boston Bruins, Daniel Sedin (JOFA) and Henrik Sedin (JOFA) of the Vancouver Canucks, Patrick Roy (KOHO) of the Colorado Avalanche, Mark Recchi (CCM) of the Philadelphia Flyers, Roberto Luongo
(KOHO) of the Florida Panthers, Vincent Lecavalier (JOFA) of the Tampa Bay Lightning, Martin Brodeur (CCM) of the New Jersey Devils, and Jason Allison
(CCM) of the Los Angeles Kings.

         MEDIA PROMOTION. In addition to our "on-ice" exposure, as part of our agreements with the NHL, we purchase advertising during both locally and nationally televised hockey games in Canada and the U.S. We also have camera visible billboards promoting our products and brands in the majority of NHL arenas. Reinforcing the television and billboard campaign are full-page color advertisements placed in game programs, trade and consumer hockey publications distributed throughout North America on a national and regional basis, such as The Hockey News and Hockey Business News. Our web sites are the most visited hockey equipment and related apparel web sites worldwide.


RESEARCH AND DEVELOPMENT


         We are an industry leader in product innovation and have dedicated significant resources to ensure our future technological leadership. Our research and development team, which has 31 members, is divided into six groups, with each group dedicated to one of the following categories: skates; head and face; protective; goal; and sticks. External university research programs are also used to help develop our performance insights. For example, we co-developed, with the University of Windsor, a slap shot robot that allowed us to measure the puck velocity generated by the Vector full composite stick in a standardized manner compared to other sticks. The results generated by the slap shot robot, illustrated in the diagram below, allowed us to demonstrate the benefits of our new Vector one-piece composite stick, which was found to rank ahead of our competitors in puck velocity and durability. This standardized method of evaluation is an industry first. Our objective is to initiate additional research activities in other product categories.

         The objective of our research and development program is to maintain or improve our leadership position in each of our key product categories. Our product creation process is driven by the needs of the player with special emphasis on the elite athlete. Our marketing and research and development teams work together in order to develop and create innovative products. Firstly, our marketing team gathers information from consumers and retailers by performing both qualitative (through pro testing, definition of performance attributes, focus groups and field visits) and quantitative (through retail tracking and consumer tracking) research to determine what players need. Secondly, our research and development team, using a combination of research approaches, creates prototypes of our products, which are tested both in the laboratory and in the field. Thirdly, based on the data obtained through laboratory and field tests, the product is adjusted to ensure it meets the needs of the player in all possible respects. Lastly, the product is taken to market.

         The majority of our products are developed and commercialized in our three research and development centres located in St-Jean, Quebec, Tammela, Finland and Malung, Sweden. These facilities employ designers, engineers and model makers and feature comprehensive testing equipment, woodworking, spray painting, molding and sculpting capabilities and have creative services departments which are responsible for packaging and catalogue design and development.

         Costs for new product research and development as well as changes to existing products are expensed as incurred and totaled $2,259, $1,545 and $1,826 for the years ended December 31, 2000, 2001 and 2002 respectively.


MANUFACTURING


         Our products are either manufactured in-house at our six facilities, four of which are located in Canada and two of which are located in Europe, or outsourced. Approximately 62% of our product lines by sales are currently manufactured in-house while 38% are outsourced.

         We continuously evaluate our manufacturing processes and use in-house manufacturing where our proprietary technologies and processes provide us with a competitive advantage. Through the use of proprietary technologies and extensive automation, we believe we have developed many of the industry's most advanced hockey equipment and related apparel manufacturing processes. We believe that we operate the industry's most advanced skate manufacturing facility in St-Jean, Quebec, the industry's most automated hockey stick production facility in Cowansville, Quebec and the industry's most efficient hockey apparel production facility in St-Hyacinthe, Quebec.

         For other product lines, where we do not have a distinct competitive manufacturing advantage, we outsource production to high quality facilities, primarily in Asia, the Czech Republic and Mexico. In order to maintain our leading market position and continue to be a leader in product innovation, we will continue to make our business more flexible and less capital intensive by outsourcing the manufacturing of our products where it makes strategic and business sense. We believe that strategic outsourcing of selected manufacturing processes may result in reduced costs, an improved ability to balance our manufacturing capacity and shorten the time to market for new products. In addition, as part of a cost reduction program initiated in 2001, we will continue to evaluate and rationalize our cost structure and evaluate and improve the efficiency and productivity of our operations. In December 2002, we closed three manufacturing facilities. We estimate that the cost savings resulting from such facility consolidation and head count reductions implemented in connection with our cost reduction program would have been approximately $1.5 million if implemented at the beginning of 2002.

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


SUPPLIERS

         We have a diverse network of suppliers of raw materials, equipment, stationary, computers and finished products. No single supplier accounted for more than 10% of our consolidated purchases during the year ended December 31, 2002.



COMPETITION


         Our principal competitor in the hockey equipment market is Bauer Nike Hockey Inc., a subsidiary of Nike, Inc. with an estimated market share in 2001 of 19%. In addition to Bauer Nike Hockey Inc., we compete with several smaller companies that typically do not offer full product lines. Although we and Bauer Nike Hockey Inc. together account for a significant portion of the worldwide hockey equipment market, the remaining market is highly fragmented. We compete on the basis of brand image, technology, quality and performance of our products, method of distribution, price, style and intellectual property protection.

         We have exclusive license arrangements with the NHL and CHL (commencing in the 2003/2004 CHL season) for licensed jerseys. In the team uniform and sock market, our competitors include Bernard Athletic Knit & Enterprise Ltd., SP Apparel Inc. and Kobe Sportswear Inc.. In the licensed and branded activewear market, we compete with companies such as Nike, Inc., Lee Sport (a division of VF Corporation), Majestic Athletic and New Era Cap Co., Inc.

INTELLECTUAL PROPERTY

         We have a permanent Intellectual Property Committee that meets approximately once every two months to discuss new products, patents that should be applied for, patents which are pending, potential litigation and any inventions submitted to us by third parties. Our Intellectual Property Committee is composed of our Director of Legal Affairs, our Vice President, Equipment Division, our Director of Research and Development, our Vice President, Global Marketing, and one of our external intellectual property counsel.

         Where management considers it beneficial, we seek protection under the trademark, copyright and patent laws of those countries where our products are produced or sold. As a result, we own a substantial number of patents and trademarks, which we view as significant assets. As at December 31, 2002, we had over 20 U.S., 14 Canadian and 5 international patents or pending applications for patents covering over 20 inventions. As at January 31, 2003, we also had over 350 trademark registrations and over 100 pending applications to register trademarks in various countries. These registrations and applications cover various trademarks owned and/or licensed by us, although primarily we seek to register various trademarks in key markets where we conduct business. As at December 31, 2002, we also had over 22, 20 and 14 industrial design registrations in Canada, the United States and international markets respectively.

         We actively assess opportunities to license trademarks and copyright works owned by third parties that we believe have lasting appeal with our targeted customers, are consistent with our brand image, have the potential for significant growth and are available at a reasonable price. Pursuant to our New NHL License Agreement, we have an exclusive license to use the NHL trademark to market authentic and replica NHL jerseys until 2014. See "The Business - NHL Agreements".

         PATENTS. We currently hold patents and industrial designs in multiple countries. The patents encompass various product innovations and designs. Many of our patents represent what have become industry standards in performance and quality. Examples include the F-I-T System thermo-forming process that is featured in our hockey skate line and Hyper X Joint Discharge Principle that are featured in our protective equipment product line.

         TRADEMARKS. We own a substantial number of trademarks including JOFA, KOHO, Tacks, Heaton, Titan, Canadien and Externo. All of our trademarks are owned by us except for the CCM trademarks which are owned by CCM Holdings (1983) Inc., which in turn is 50% owned by us through our subsidiaries. The remaining 50% of CCM Holdings is owned by an unaffiliated Canadian bicycle company. We have the exclusive and perpetual right to use the CCM trademark royalty free in connection with skates, hockey equipment and hockey-related apparel.




EMPLOYEES

As of December 31, 2002, we employed 1,376 persons, of which 1,110 are employed in Canada, 44 are employed in the United States and the balance are employed in Europe. None of our employees in the United States are unionized, while 290 of our employees at our St-Jean, Quebec facility, 93 of our employees at our Malung, Sweden facility and 84 of our employees at our Tammela, Finland facility are unionized. The collective bargaining agreement with the union in St-Jean expired in December 2002 and negotiations for its renewal are currently underway. We have agreed with the union to continue to operate under the prior agreement. The collective bargaining agreements with the unions in Finland expired in January and February 2003, respectively, and negotiations are currently underway. We have no reason to believe that we will not reach acceptable agreements in a timely manner. The collective bargaining agreement with the union in Malung, Sweden expires in 2004. Our management believes that our relations with these unions are positive. There have been no work stoppages, strikes or lockouts at our St-Jean, Malung or Tammela sites in over 20 years.

ITEM 2.  PROPERTIES

         Our primary executive offices of our operations are located in Montreal, Canada and we conduct our operations through 17 facilities(1): 2 in the U.S., 7 in Canada, and 8 in Europe. We believe that our existing manufacturing and distribution facilities have sufficient capacity to support our business without the need for significant additional or upgraded equipment or capital expenditures. The following table summarizes each of our principal facilities for its operations.



                                                                           APPROXIMATE
FACILITY LOCATION                                 USE                      SQUARE FEET     LEASE/OWN     LEASE EXPIRY
----------------------------    ----------------------------------------   -----------    -----------    ------------
UNITED STATES
Bradford, Vermont               Apparel distribution                            83,492        Own             --
Branford, Connecticut           Sales office                                     1,950       Lease         May 2005


CANADA
Cap de la Madeleine, Quebec     Hockey apparel sewing                           12,650       Lease         Jan. 2005
Cowansville, Quebec             Hockey stick manufacturing                      45,428        Own             --

Granby, Quebec                  North American apparel distribution
                                   center                                       53,200       Lease         Dec. 2003

Montreal, Quebec                Executive and administrative offices            23,151       Lease         Feb. 2008

St-Hyacinthe, Quebec            Hockey apparel cutting and sewing               72,380       Lease         Jan. 2005
St-Hyacinthe, Quebec            North American equipment distribution
                                   center                                      178,540       Lease         Jan. 2005
St-Jean, Quebec                 Hockey equipment and skate manufacturing       137,915       Lease         Nov. 2004

EUROPE
Fredrikstad, Norway             Sales office                                    14,526 (2)   Lease         Oct. 2003
Goteburg, Sweden                Sales office                                     1,227       Lease         June 2003
Helsingborg, Sweden             Sales office                                       400       Lease         Aug. 2003
Helsinki, Finland               Sales office                                     1,474       Lease         Quarterly
Johannesh, Sweden               Sales office                                     1,561       Lease        Sept. 2004
Jyvaskyla, Finland              Sales representative office                        366       Lease        Bi-monthly
Malung, Sweden                  Protective equipment factory, warehouse
                                   and offices                                 123,000       Lease        Sept. 2004
Tammela, Finland                Hockey stick factory (land)                    325,826       Lease         Dec. 2087
Tammela, Finland                Hockey stick factory (warehouse and
                                   offices)                                     73,114        Own             --

(1) We also lease temporary space on a month to month basis in Georgia, Vermont and Cowansville, Quebec, with an aggregate size of approximately 23,000 square feet.
(2) A majority of the Fredrikstad facility is sublet to a third party.

INSURANCE

         We maintain insurance policies covering risks typically encountered in our business, including third party liability, product liability, customer insolvency and damages to our information systems and other business assets. We believe that we carry insurance in amounts and scope that are adequate for our business. No material insurance claim is pending as of the date hereof.

ENVIRONMENT

         In 1996, Maska U.S., Inc. ("Maska"), a subsidiary of the Corporation, and the State of Vermont entered into a consent decree whereby Maska agreed to remediate specified hazardous materials located on one of its properties. Remediation efforts are now believed to be in the final stages. A charge of $600,000 was recorded by us in 2002 to provide for the balance of costs to be incurred. Any further charges or claims that might arise with respect to this property are expected to be covered by insurance.

         Our management is not aware of any other environmental problems with respect to any of its operations or facilities.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
A.       PRICE RANGE OF COMMON STOCK

         On April 11, 1997, the effective date of our Plan of Reorganization, our old common stock ("Old Common Stock") was extinguished and the holders of our Old Common Stock received a total of 300,000 five-year warrants to purchase an aggregate of 300,000 shares of common stock at an exercise price of $16.92 per share (subject to adjustments for stock splits, stock dividends, recapitalizations and similar transactions). Each holder of 67 shares of Old Common Stock received one warrant to purchase, for cash, one share of common stock, with no fractional warrants issued. Also on that date, we issued an aggregate of 6,500,000 shares of common stock, $0.01 par value (as adjusted to take account of fractional interests). The 300,000 five year warrants expired on April 11, 2002. On April 3, 2002, warrants to purchase 539,974 shares of common stock were exercised by the Caisse de depot et placement du Quebec ("Caisse"). Our common stock is quoted on the OTC Bulletin Board under the trade symbol "THCX". The range of closing prices of the common stock is not provided, as there has been a limited amount of trading activity in our common stock.

B.       APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         The approximate number of record holders of our common stock as of February 28, 2003 was 307. We did not pay dividends on our common stock and we have no current plans to pay cash dividends in the foreseeable future. Effective November 19, 1998, one of our U.S. subsidiaries, Maska U.S., Inc., as the borrower, and the credit parties named therein entered into a credit agreement with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender for a period of three years. Simultaneously, one of our Canadian subsidiaries, Sport Maska Inc., as the borrower, and the credit parties named therein entered into a credit agreement with the lenders referred to therein and General Electric Capital Canada Inc., as Agent and Lender for a period of three years. The credit agreements restrict, among other things, the ability to pay cash dividends on the common and preferred stock. In addition, on April 3, 2002, we completed a private offering of $125 million aggregate principal amount of 11 1/4 Senior Secured Note Units due April 15, 2009, each such Unit consisting of $500 principal amount of 11 1/4% Senior Secured Notes du April 15, 2009 of the Company and $500 principal amount of 11 1/4% Senior Secured Notes due April 15, 2009 of Sport Maska Inc. Unde the indenture that governs these Units and Notes, the payment of dividends is restricted.

         Equity Compensation Information:

         Options have been granted pursuant to employment agreements and on an "ad hoc" basis.



PLAN CATEGORY                                                   NUMBER OF        WEIGHTED AVERAGE       NUMBER OF SECURITIES
----------------------------------------------------------  SECURITIES TO BE     EXERCISE PRICE       REMAINING AVAILABLE FOR
                                                               ISSUED UPON        OF OUTSTANDING       FURTHER ISSUANCES UNDER
                                                               EXERCISE OF            OPTION,         EQUITY COMPENSATION PLANS
                                                               OUTSTANDING           WARRANTS,          (EXCLUDING SECURITIES
                                                            OPTIONS, WARRANTS       RIGHTS (B)        REFLECTED IN COLUMN (A))
                                                              AND RIGHTS (A)
                                                            -----------------    ----------------     --------------------------
Equity compensation plans approved by security holders
                Stock Options............................           --                  --                       --

Equity compensation plans not approved by security
holders..................................................       1,272,222             $10.52                     --

Total....................................................       1,272,222             $10.52                     --

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following table contains selected consolidated historical financial data derived from our audited consolidated financial statements for the five fiscal years ended December 31, 1998, 1999, 2000, 2001 and 2002. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes contained elsewhere in this Form 10-K. Certain amounts of the preceding years have been reclassified to conform to the current year's presentation.



                                                                       FISCAL YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------------
                                                           1998         1999        2000        2001         2002
                                                        ---------   ----------  ----------  ----------   -----------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
INCOME STATEMENT DATA:
   Net sales.......................................     $ 110,817    $ 190,603   $ 194,463   $ 198,187    $ 212,693
   Cost of goods sold before restructuring and
     unusual charges...............................        65,026      109,778     116,945     117,296      119,390
   Restructuring and unusual charges...............            --           --          --       1,198        1,617
                                                        ---------   ----------  ----------  ----------   -----------
   Gross profit....................................        45,791       80,825      77,518      79,693       91,686
   Selling, general and administrative expenses
     before restructuring and unusual charges......        35,272       58,990      65,356      61,768       64,303
   Restructuring and unusual charges...............         1,900           --          --       4,495          496
   Amortization of excess reorganization
     value and goodwill............................         2,606        4,572       4,500       4,390           --
                                                        ---------   ----------  ----------  ----------   -----------
   Operating income................................         6,013       17,263       7,662       9,040       26,887
   Other (income) expense, net.....................        (5,169)      (1,505)       (911)        538        1,311
   Interest expense................................         6,062       13,788      15,668      16,298       15,469
   Foreign exchange (gain) loss....................        (1,373)       1,478        (297)     (1,803)          85
                                                        ---------   ----------  ----------  ----------   -----------
   Income (loss) before income taxes and
     extraordinary item............................         6,493        3,502      (6,798)     (5,993)      10,022
   Income taxes....................................         4,603        5,276       1,293       3,375        2,450
                                                        ---------   ----------  ----------  ----------   -----------
   Income (loss) before extraordinary item.........         1,890       (1,774)     (8,091)     (9,368)       7,572
   Extraordinary item - Loss on early extinguishment
     of debt, net of income taxes..................            --           --          --       1,091        3,265
                                                        ---------   ----------  ----------  ----------   -----------
   Net income (loss)...............................         1,890       (1,774)     (8,091)    (10,459)       4,307
   Preferred stock dividends.......................           190        1,625       1,861       2,103        2,376
   Accretion of 13% Pay-in-Kind preferred stock....            35          226         237         238          144
                                                        ---------   ----------  ----------  ----------   -----------
   Net income (loss) attributable to common
     stockholders..................................     $   1,665    $  (3,625)  $ (10,189)  $ (12,800)   $    1,787
                                                        ---------   ----------  ----------  ----------   -----------
                                                        ---------   ----------  ----------  ----------   -----------
   Basic earnings (loss) per share before
     extraordinary items...........................     $     0.25   $   (0.54)  $   (1.53)  $   (1.65)   $    0.70
   Diluted earnings (loss) per share before
     extraordinary items...........................     $     0.25   $   (0.54)  $   (1.53)  $   (1.65)   $    0.70
   Basic earnings (loss) per share.................     $     0.25   $   (0.54)  $   (1.53)  $   (1.81)   $    0.25
   Diluted earnings (loss) per share...............     $     0.25   $   (0.54)  $   (1.53)  $   (1.81)   $    0.25



                                                                       FISCAL YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------------
                                                           1998         1999        2000        2001         2002
                                                        ---------   ----------  ----------  ----------   -----------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE SHEET DATA (AS OF YEAR-END):
   Cash and cash equivalents.........................   $   2,593     $   3,519  $   2,423    $   6,503   $ 19,484
   Working capital, net (1)..........................      57,128        70,952     65,443       75,685     85,558
   Property, plant and equipment, net of accumulated
     depreciation....................................      22,063        22,860     21,142       16,834     15,318
   Total assets......................................     207,178       209,611    195,579      199,423    222,953
   Total debt........................................      97,140       108,226    103,798      114,385    124,154
   Accrued dividends payable.........................         190         1,815      3,676        5,779      8,155
   Deferred income taxes and other long-term
     liabilities.....................................         182            66        495        1,128      2,056
   13% Pay-in-Kind redeemable preferred
     stock (2).......................................      10,870        11,096     11,333       11,571     11,715
   Cash dividends declared per common
     share...........................................          --            --         --           --         --
   Total stockholders' equity........................      69,238        63,637     52,260       42,220     48,209

OTHER FINANCIAL DATA:
   NET CASH PROVIDED (USED IN):
     Operating activities............................   $  19,118     $     876  $   5,241     $ (9,122)   $12,002
     Investing activities............................     (66,267)       (4,649)    (4,799)      (1,137)    (1,902)
     Financing activities............................      41,775         4,696     (1,269)      14,397      1,402
     Capital expenditures...........................        3,480         4,821      3,558        1,478      1,902


   EBITDA (3)........................................   $  13,993     $  27,319  $  18,248     $ 19,607   $ 29,631
   EBITDA margin (3).................................        12.6%         14.3%       9.4%         9.9%      13.9%
   Restructuring and unusual charges (4).............       1,900            --         --        5,693      2,520

(1) Working capital, net, is defined as current assets excluding cash and cash equivalents less current liabilities excluding short-term debt and the current portion of long-term debt. Working capital is not a measure of performance or financial condition under Generally Accepted Accounting Principles, but it is presented because it is a widely accepted indicator of a company's liquidity. It should be noted that companies calculate working capital, net, differently and, therefore, working capital, net, as presented for us may not be comparable to working capital, net, reported by other companies.

(2) The 13.0% Pay-in-Kind preferred stock is subject to mandatory redemption six months after the maturity of the Notes.

(3) EBITDA is defined as earnings (net income) before interest, income and capital taxes and depreciation and amortization. EBITDA includes restructuring charges and other unusual or non-recurring items, if any. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles, but is presented because it is frequently used by securities analysts and others in evaluating companies. EBITDA should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA margin is EBITDA divided by net sales. EBITDA is calculated as follows:



                                                                FISCAL YEAR ENDED DECEMBER 31,
                                                                    (DOLLARS IN THOUSANDS)
                                           ------------------------------------------------------------------------
                                               1998           1999           2000          2001           2002
                                           -----------     ---------     ----------    ----------     -------------
    Operating income .................        $ 6,013        $17,263       $ 7,662       $ 9,040       $ 26,887
    Depreciation and amortization.....          5,191          8,901         9,001         8,869          3,620
    Capital taxes.....................            368            405           506           588            518
    Other income (expenses), net......          2,421            750         1,079         1,110         (1,394)
                                           -----------     ---------     ----------    ----------     -------------
    EBITDA............................        $13,993        $27,319      $ 18,248      $ 19,607       $ 29,631
                                           -----------     ---------     ----------    ----------     -------------
                                           -----------     ---------     ----------    ----------     -------------

     Under the terms of The Hockey Company's short and long-term debt agreements, restructuring and other unusual or non-recurring items would be added back to EBITDA.


(4) Restructuring and unusual charges of $2.5 million in 2002 includes $2.1 million of restructuring charges (see Restructuring Reserves) of which $1.6 million is recorded under cost of goods sold and $0.5 million in selling, general and administrative expenses. The balance of $0.4 million is recorded in the Other income (expense) line and includes primarily unusual charges of $0.3 million related to an unsuccessful acquisition bid, and $0.6 million related to an estimated environmental remediation for one of our properties, partially offset by a foreign exchange gain of $0.6 million which resulted from the translation of our US dollar denominated long term debt, 50% of which is held by the Canadian subsidiary, Sport Maska Inc.

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

RESULTS OF OPERATIONS

         Our results of operations as a percentage of net sales for the periods indicated were as follows:



                                                                         2000             2001             2002
                                                                     ----------        ---------         --------
                                                                                           %
Net sales......................................................         100.0             100.0            100.0
Cost of goods sold before restructuring and unusual charges ...          60.1              59.2             56.1
Restructuring and unusual charges..............................          --                 0.6              0.8
                                                                     ----------        ---------         --------
Gross profit...................................................          39.9              40.2             43.1
Selling, general and administrative expenses before
   restructuring and unusual charges...........................          33.6              31.2             30.2
Restructuring and unusual charges..............................          --                 2.3              0.2
Amortization of excess reorganization value and
   goodwill....................................................           2.3               2.2             --
                                                                     ----------        ---------         --------
Operating income...............................................           4.0               4.5             12.7
Other (income) expense, net....................................          (0.5)              0.3              0.6
Interest expense...............................................           8.1               8.2              7.3
Foreign exchange gain..........................................          (0.2)             (0.9)            --
                                                                     ----------        ---------         --------
Income (loss) before income taxes and extraordinary
   item........................................................          (3.4)             (3.0)             4.8
Income taxes...................................................           0.7               1.7              1.2
                                                                     ----------        ---------         --------
Income (loss) before extraordinary item........................          (4.1)             (4.8)             3.6
Extraordinary item - Loss on early extinguishment of debt......          --                (0.6)            (1.5)
                                                                     ----------        ---------         --------
Net income (loss)..............................................          (4.1)             (5.4)             2.1
                                                                     ----------        ---------         --------
                                                                     ----------        ---------         --------
EBITDA (1).....................................................           9.4               9.9             13.9
                                                                     ----------        ---------         --------
                                                                     ----------        ---------         --------

(1) EBITDA is defined as earnings (net income) before interest, income and capital taxes and depreciation and amortization. EBITDA includes restructuring charges and other unusual or non-recurring items, if any. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles, but is presented because it is frequently used by securities analysts and others in evaluating companies. EBITDA should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA margin is EBITDA divided by net sales. EBITDA is calculated as follows:



                                               FISCAL YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                              2000         2001          2002
                                           ---------    ----------    ----------
Operating income ....................      $  7,662      $  9,040      $ 26,887
Depreciation and amortization .......         9,001         8,869         3,620
Capital taxes .......................           506           588           518
Other (income) expenses, net ........         1,079         1,110        (1,394)
                                           ---------    ----------    ----------
EBITDA ..............................      $ 18,248      $ 19,607      $ 29,631
                                           ---------    ----------    ----------
                                           ---------    ----------    ----------

Under the terms of The Hockey Company's short and long-term debt agreements, restructuring and other unusual or non-recurring items would be added back to EBITDA.

2002 COMPARED TO 2001

         Net sales grew by 7.3% in 2002 to $212.7 million, from $198.2 million in 2001. The increase is primarily due to higher sales volume of apparel, ice skates and sticks. Apparel sales were strong with an increase of 13.1% ($8.2 million) over 2001. Much of this increase is a result of an improved supply chain management process that allowed us to service our customers in a more timely manner. Skate sales increased 4.3% ($2.0 million) over 2001, mainly related to the new line of recreational skates as part of our endorsement relationship with 2002 Olympic pairs figure skating gold medallists, Jamie Sale and David Pelletier. Stick sales increased 9.3% ($2.7 million) over 2001, mainly attributable to the strong demand for the Vector one-piece hockey stick.

         Gross profit was $91.7 million in 2002 compared to $79.7 million in 2001, an increase of 15.1%. Measured as a percentage of net sales, gross margin increased to 43.1% in 2002 from 40.2% in 2001. The increase is mainly due to the consolidation and restructuring efforts from 2001 as well as reduction in costs on both raw material and finished goods purchases from suppliers. The gross profit before restructuring and unusual charge was $93.3 million in 2002 compared to $80.9 million in 2001.

         Selling, general and administrative expenses before restructuring and unusual charges decreased as a percentage of sales to 30.2% of 2002 sales, from 31.2% of total 2001 sales. In dollar terms, there was an increase to $64.3 million in 2002 from $61.8 million in 2001. This increase is mainly related to the following factors: (i) the contractual increase of $1.3 million in NHL-related expenses; (ii) an increase in selling and marketing variable expenses of $0.7 million related to higher sales; and (iii) an increase in research and development expenses of $0.3 million as the focus on product development continued.

         Operating income for the year ended December 31, 2002 was $26.9 million compared to $9.0 million in the year ended December 31, 2001. No goodwill or excess reorganizational value was amortized in 2002, whereas in 2001 an amortization of $4.4 million was recorded. (See "Intangible Assets")

         In 2002 a total restructuring charge of $2.1 million compared to $5.7 million in 2001 was recorded. ("See Restructuring Reserves").

         Other expense consists primarily of $0.3 million related to an unsuccessful acquisition bid and $0.6 million related to the estimated environmental remediation costs for one property.

         EBITDA, as defined above, increased by 51.0% to $29.6 million for 2002 compared to $19.6 million in 2001.

         Interest expense including amortization of deferred financing costs ($1.4 million and $2.7 million in 2002 and 2001 respectively) decreased to $15.5 million in 2002 compared to $16.3 million in 2001.

         Included in foreign exchange loss (gain) is a foreign exchange gain of $0.6 million for the year ended December 31, 2002 which resulted from the translation of our U.S. dollar denominated long term debt, 50% of which is held by Sport Maska Inc.

         Income before income taxes and extraordinary items was $10.0 million in 2002 versus a loss before income taxes and extraordinary item of $6.0 million for 2001.

         Income before extraordinary items for the year ended December 31, 2002 was $7.6 million, compared to a loss before extraordinary items of $9.4 million for the year ended December 31, 2001.

         Income before income taxes and extraordinary items was $10.0 million in 2002 versus a loss before income taxes and extraordinary item of $6.0 million for 2001.

         As a result of the extinguishment of the Caisse de depot et placement du Quebec ("Caisse") loan, $3.3 million of deferred financing costs was written-off, which is recorded as an extraordinary item. (See "Liquidity and Capital Resources").

         Net income for the year ended December 31, 2002 was $4.3 million compared to a $10.5 million net loss for the year ended December 31, 2001.

         Net income attributable to common stockholders for the year ended December 31, 2002 was $1.8 million compared to a net loss of $12.8 million for the corresponding period in 2001. The difference between the redemption value of the preferred stock and the recorded amount is now being accreted over the term of the Secured Notes (as described below) by a charge to retained earnings.


2001 COMPARED TO 2000

         Net sales grew by 1.9% in 2001 to $198.2 million, from $194.5 million in 2000. The increase is due to higher apparel sales offset by reduced hockey equipment sales, primarily inline skates and sticks. Revenues from non-U.S. operations were adversely affected by currency translation adjustments due to the depreciation of their currencies against the U.S. dollar. Equipment sales were most affected by the foreign exchange impact as they represent over 75% of revenues from Canada, Sweden and Finland. Equipment sales were also negatively affected in the first half of the year by the continued market saturation resulting from an unusually high level of close-out goods liquidated by a competitor in the fourth quarter of fiscal 2000.

         Apparel sales were again strong with an increase of 18.1% ($9.7 million) over 2000, due to the exclusivity in the licensed jersey market and the strong market acceptance of the new licensed and branded activewear line.

         Despite the negative effect of the depreciation of the Swedish krona
(SEK) and Finnish markka (FIM), continued growth of the non-hockey product line was experienced due to improved sales of Merrell footwear in Sweden and Finland. Measured in the domestic currencies of those countries, sales of Merrell footwear was up over 20% over last year.

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

         Selling, general and administrative expenses before restructuring charges decreased as a percentage of sales to 30.9% of 2001 sales, from 33.5% of total 2000 sales. In dollar terms, there was a decrease to $61.1 million in 2001 from $65.1 million in 2000. This decrease is attributed to the significant rationalization of operations and consolidation of facilities in 2001 (see Restructuring Reserves), offset in part by the additional royalties paid to NHL Enterprises, and additional NHL team marketing expenses related to having the right to produce and market authentic team jerseys for all 30 NHL teams.

         Operating income for the year ended December 31, 2001 was $9.0 million compared to $7.7 million in the year ended December 31, 2000.

         Other expense consists primarily of amortization of deferred financing costs, offset in part by currency exchange gains.

         EBITDA increased by 7.7% to $19.6 million for 2001 compared to $18.2 million 2000.

         Interest expense was $13.6 million for 2001 and 2000.

         Net loss before income taxes and extraordinary items was $6.0 million in 2001 versus net loss before income taxes of $6.8 million for 2000.

         As a result of the substantive modification to the terms of our long-term debt in early 2001, $1.1 million of deferred financing costs, which is recorded as an extraordinary item, was written off.

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

         Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Based on our performance in 2002 and our projected future earnings and taxable income, we have reversed the valuation allowance on the temporary differences (other than net operating loss and investment tax credits) and recognized a deferred tax asset as at December 31, 2002.

         Fresh-start reporting requires us to report a provision in lieu of income taxes when there is a taxable income and utilization of a pre-reorganization net operating loss carry-forward. This requirement applies despite the fact that our pre-reorganization net operating loss carry-forward and other deferred tax assets would substantially reduce the related federal income tax payable. The current and future year tax benefit related to the carry-forward is recorded as a reduction of reorganization value in excess of amounts allocable to identifiable assets until exhausted and then as a direct increase to paid in capital. The amount of income tax provision that has been used to reduce the reorganizational value in excess of amounts allocable to identifiable assets is reflected as a provision in lieu of income taxes in our Consolidated Statements of Operations.

LIQUIDITY AND CAPITAL RESOURCES

         Our anticipated financing requirements for short-term working capital requirements and long-term growth, future capital expenditures and debt service are expected to be met through cash generated from our operations and borrowings under our credit facilities. Effective November 19, 1998, one of our U.S. subsidiaries, Maska U.S., Inc., as the borrower, and the credit parties named therein entered into a credit agreement with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender for a period of three years.Simultaneously, one of our Canadian subsidiaries, Sport Maska Inc., as the borrower, and the credit parties named therein entered into a credit agreement with the lenders referred to therein and General Electric Capital Canada Inc., as Agent and Lender for a period of three years (together with General Electric Capital Corporation, "GECC"). The credit agreements are collateralized by all accounts receivable, inventories and related assets of the borrowers and our other North American subsidiaries, and are further collateralized by a second lien on all of our and our North American subsidiaries' other tangible and intangible assets. The credit agreements were further extended and amended on October 17, 2002 for a period of three years in connection with the issuance of the Units (as described below) to reflect the repayment of the Caisse term loans and to maximize the amount of loans and letters of credit under the two credit agreements to $35.0 million and $7.0 million, respectively. Under the terms of the Notes such indebtedness cannot exceed $35.0 million and must be repaid in full at least once a year. There were no borrowings outstanding under the credit agreements as at December 31, 2002 ($27.8 million at December 31, 2001), excluding $5.3 million of letters of credit outstanding. The peak borrowing in 2002 was $21.9 million.

         As at December 31, 2002 borrowings under the U.S. credit agreement bear interest at rates between U.S. prime plus 0.25% to 1.00% or LIBOR plus 1.50% to 2.50% depending on The Hockey Company's Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the Canadian credit agreement bear interest at rates between the Canadian prime rate plus 0.50% to 1.25%, the U.S. prime rate plus 0.25% to 1.00% and the Canadian Bankers' Acceptance rate or LIBOR plus 1.50% to 2.50% depending on The Hockey Company's Operating Cash Flow Ratio, as defined in the agreement. In addition, we are charged a monthly commitment fee at an annual rate of 1/4 to 3/8 of 1% on the unused portion of the revolving credit facilities under the credit agreements and certain other fees.

         The credit agreements contain customary negative and affirmative covenants including those relating to capital expenditures, minimum interest coverage and fixed charges coverage ratio. The credit agreements restrict, among other things, the ability to pay cash dividends on the preferred and common shares.

         On November 19, 1998, in connection with the acquisition of Sports Holdings Corp., we entered into a credit agreement with Caisse de depot et placement du Quebec ("Caisse") to borrow Canadian $135.8 million for a period of three years. The loan was further extended and amended into two facilities on March 14, 2001 (Facility 1--Canadian $90 million due June 30, 2004 and Facility 2--Canadian $45.8 million due October 31, 2002). Each facility bore interest equal to the Canadian prime rate plus 5% and Facility 2 bore additional interest of 3.5% which was to be capitalized and repaid on the maturity of Facility 2. On March 8, 2002 we acquired an option from the lender to extend the maturity of Facility 2 plus capitalized interest to February 28, 2003. The amended credit agreement was terminated in connection with the issuance of the Units (as described below).

         On April 3, 2002, we completed a private offering of $125 million aggregate principal amount of 11 1/4% Senior Secured Not Units due April 15, 2009 (the "Units"), at a price of 98.806%, each such Unit consisting of $500 principal amount of 11 1/4% Senio Secured Notes due April 15, 2009 of the Company and $500 principal amount of 11 1/4% Senior Secured Notes due April 15, 2009 of Spor Maska Inc., our wholly-owned subsidiary. An offer to exchange all of the outstanding Units for 11 1/4% Senior Secured Note Units du 2009 (the "Exchange Units"), which have been registered with the United States Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4 filed with the SEC on August 13, 2002, was completed on September 20, 2002. The terms of the Exchange Units (and the underlying Exchange Notes) and those of the outstanding Units (and underlying Notes) are identical, except that the transfer restrictions and registration rights relating to the Units do not apply to the Exchange Units; therefore, for purposes of this report on Form 10-K, any reference to "Unit" refers to both Units and Exchange Units and any reference to "Note" refers to both Notes and Exchange Notes.

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


         Jofa AB, our Swedish subsidiary, has entered into a credit agreement with Nordea Bank in Sweden. The maximum amount of loans and letters of credit that may be outstanding under the agreement is SEK 90 million (approximately $10.4 million). The facility is collateralized by the assets of Jofa AB, bears interest at a rate of STIBOR (currently 3.90 %) plus 0.90%, matures on December 31, 2003 and is renewable annually. Total borrowings as at December 31, 2001 and 2002 were nil (excluding $1.6 million of letter of credits outstanding). The peak borrowing in 2002 was $6.1 million. Management believes that the credit agreement can be renewed or refinanced upon maturity. If this agreement cannot be renewed or financed with Nordea Bank, the Company will seek alternate sources of financing to replace this agreement. In addition, Jofa AB entered into a separate credit agreement with Nordea Bank in May, 2000 to borrow SEK 10 million, or approximately $1.2 million. The loan has a term of four years with annual principal repayments of SEK 2.5 million, or approximately $0.3 million. The loan is secured by a chattel mortgage on the assets of Jofa AB and bears an interest rate of STIBOR plus 1.25%. The balance of this loan was SEK 4.23 million or approximately $0.5 million on December 31, 2002.

         Effective July 10, 2001, KHF Finland Oy, our Finnish subsidiary, entered into a credit agreement with Nordea Bank in Finland, replacing the former credit facility for FIM 30 million (approximately $4.6 million) which was terminated in 2001. The maximum amount of loans and letters of credit that may be outstanding under the agreement is EUR 2.4 million (approximately $2.5 million). The facility is renewable annually and is collateralized by the assets of KHF Finland Oy and bears interest at a rate of EURIBOR (2.924% at December 31, 2002) plus 0.9%. Total borrowings as at December 31, 2002 and December 31, 2001 were nil. There were no borrowings in 2002. Management believes that the credit agreement will be renewed or refinanced upon maturity.

         Cash provided by operating activities during the year ended December 31, 2002, was $12.0 million compared to $9.1 million used in 2001. Income before extraordinary item was $7.6 million in 2002 compared to a loss before extraordinary item of $9.4 million in 2001. EBITDA was $29.6 million for the year ended December 31, 2002 compared to $19.6 million in 2001. Inventory increased by $1.5 million from December 31, 2001 to December 31, 2002. Accounts receivable were up $6.4 million from December 31, 2001, mainly related to strong Q4 2002 sales. Accounts payable and accrued liabilities are higher due to the accrual of the interest expense related to the issuance of the Units and extended terms from our overseas suppliers on the purchase of inventory.

         Cash used in investing activities during the year ended December 31, 2002, was $1.9 million compared to $1.1 million used in 2001, as we continue to invest in developing the industry's most advanced hockey equipment manufacturing processes.

         Cash provided by financing activities during the year ended December 31, 2002, was $1.4 million compared to $14.4 million in 2001. The variance is mainly due to the issuance of the Units of approximately $123.9 million and the resulting repayment of the Caisse debt of $86.6 million, as well as the pay-down of the entire GECC balances approximately $17.7 million outstanding at that time.

         During the year ended December 31, 2002, the foreign exchange translation adjustment was a positive $4.2 million which was as a result of the strenghthening Canadian dollar against the U.S. dollar. During the year ended December 31, 2001 the foreign exchange translation adjustment was a negative $0.7 million which was primarily a result of the weakening Canadian dollar against the U.S. dollar.

         We follow the customary practice in the sporting goods industry of offering extended payment terms to creditworthy customers on qualified orders. Our working capital requirements generally peak in the second and third quarters as we build inventory and make shipments under these extended payment terms.

         Certain of our subsidiaries lease office and warehouse facilities and equipment under operating lease agreements. Certain of our subsidiaries have also entered into agreements that call for royalty payments generally based on net sales of certain products and product lines. Certain agreements require guaranteed minimum payments over the royalty term. We also pay the NHL, CHL, and certain professional players and teams an endorsement fee in exchange for the promotion of our brands. Furthermore, we have repayment obligations on our long-term debt. The following is a schedule of future minimum payments and annual obligations under these commitments, as well as the repayment of our Swedish loan and the Units in 2009:


         2003                                               $ 16,975
         2004                                                 15,820
         2005                                                  7,165
         2006 to 2008                                          2,525
         2009                                                125,000
                                                           ---------
                                                            $167,485
                                                           ---------
                                                           ---------



RESTRUCTURING RESERVES

         In 2001, we initiated a plan to rationalize operations and consolidate facilities. This rationalization involved the elimination of certain redundancies, both in terms of personnel and operations as well as the consolidation of facilities including the closure of the Mount Forest, Ontario plant, and the Paris, France sales office, and the consolidation of North American distribution into Canada. Approximately 380 employees were affected by this decision, of which 240 were from the apparel segment. Accordingly, reserves of approximately $5.7 million were set up for the expected cost of the restructuring. Of this amount, approximately $4.3 million was to cover the cost of severance packages to affected employees, with the remainder representing other closure costs. Of these amounts, approximately $0.2 million remained unpaid as at December 31, 2002.

         In October 2002, we announced the closure of three of our North American manufacturing facilities effective December 2002 in order to reduce excess capacity and achieve greater operating efficiencies. Approximately 160 employees were affected by this decision, of which approximately 50 are from the apparel segment. Accordingly, a reserve of approximately $2.1 million was set up for the expected cost of restructuring, of which approximately $1.3 million is to cover the cost of severance packages to affected employees, with the remainder representing other closure costs. Of these costs, approximately $0.9 million remained unpaid as at December 31, 2002.

INTANGIBLE ASSETS AND EXCESS REORGANIZATIONAL VALUE

         We have a significant amount of intangible assets on our balance sheet. As at December 31, 2002, we had $65.3 million (2001 - $69.3 million) representing 29.0% (2001 - 34.7%) of total assets. This goodwill is comprised of two components. Upon the acquisition of Sports Holdings Corp., we recognized $53.1 million of goodwill. This amount, being the difference between the purchase price and the amount of tangible net assets acquired, represents the value of the brands acquired. JOFA, KOHO, Canadien, Titan and Heaton are world class hockey brands and management believes that there is a significant long-term earnings potential to be realized from these brands. Accordingly, the amortization of this goodwill was over 25 years until January 1, 2002 when we adopted the new rules on goodwill and other intangible assets. Goodwill is no longer amortized but is subject to an annual impairment test.

         In connection with the reorganization in 1997 and fresh-start accounting, we recognized $49.0 million of excess reorganization value, which is another component of goodwill. This amount arose primarily as debt forgiveness in the reorganization. It is included in goodwill because it represents among other things the value of the CCM brand. Management believes that significant long-term earnings potential exists and was amortizing the excess reorganization value over 20 years until January 1, 2002 when we adopted the new rules on goodwill and other intangible assets. Goodwill is no longer amortized but is subject to an annual impairment test.

SIGNIFICANT ACCOUNTING POLICIES

         In the application of accounting policies, management relies on the use of assumptions and estimates and prudent judgment. Should actual events differ substantially from these estimates or judgments then results may also materially differ from those reported. Apart from the policies identified above other significant policies include:

         VALUATION OF ACCOUNTS RECEIVABLE. Approximately 48% of accounts receivable are denominated in currencies other than the U.S. Dollar. The value of these accounts is subject to gains and losses from exchange rate fluctuations. Also in valuing these accounts management uses estimates as to potential default rates. Should the default estimates change gains or losses would occur. Management believes that it has adequate reserves in place.

         VALUATION OF INVENTORY. The value of inventory is based partly on management estimates regarding potential write-downs of excess or slow-moving inventory and the estimated realizable value thereafter. Management believes that the reserves in place for excess or slow moving inventory are adequate.

         ENVIRONMENTAL PROVISION. Management has estimated the required remediation cost for one of its properties and recorded it as an accrued liability during the year. Actual results could differ from estimates.

         PRODUCT WARRANTY. Management has estimated the costs that may be incurred under its basic limited warranty and recorded a liability in the amount of such costs at the time product revenue is recognized. Management periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

         INTANGIBLE ASSETS. The annual impairment test for goodwill and excess reorganization value is based on the projected discounted cash flows method or the EBITDA multiples approach which reflect management's assumptions and estimates of future revenue growth rates, profit margins, selling, general and administrative expenses, discount rates and multiples. Significant changes in these assumptions could result in an impairment charge relating to goodwill and excess reorganization value.



NEW ACCOUNTING PRONOUNCEMENTS

          On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statements of Accounting Standards ("SFAS") No. 145, RESCISSION OF FASB STATEMENTS No. 4, 44, and 64, AMENDMENT OF FASB STATEMENT No. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, if material in the aggregate. Due to the rescission of SFAS No. 4, the criteria in Opinion 30 will now be used to classify those gains and losses. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item will be reclassified. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. We will adopt this Statement on January 1, 2003 upon which the extraordinary item - loss on early extinguishment of debt, and the related income taxes will be reclassified.

         In July 2002, FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)". SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized at the time when the liability is incurred. SFAS No.146 eliminates the definition and requirement for recognition of exit costs at the date of an entity's commitment to an exit plan in Issue 94-3. We will adopt SFAS No.146 for exit and disposal activities initiated after December 31, 2002.

         In November 2002, FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS ("FIN 45") which requires certain guarantees to be recorded at fair value and increases the disclosure requirements for guarantees even if the likelihood of making any payments under the guarantee is remote. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We believe that the impact of the new rules will not significantly affect our financial position and results of operations. The increased disclosure requirements are effective for fiscal years ended after December 15, 2002 and have been adopted by us and appropriate disclosures have been made in our consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. Statement 148 amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, INTERIM FINANCIAL REPORTING to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The provision of SFAS 148 are applicable for fiscal years ending after December 15, 2002 and we have adopted this statement in our financial statements for the year ended December 31, 2002.



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



                                                                    (UNAUDITED)
                                                 2001                                         2002
                              ----------------------------------------------------------------------------------------
                                FIRST      SECOND      THIRD     FOURTH      FIRST      SECOND      THIRD     FOURTH
                               QUARTER    QUARTER     QUARTER    QUARTER    QUARTER    QUARTER     QUARTER    QUARTER
                              ---------  ---------   ---------  ---------  ---------  ---------    -------    --------
Income Statement Data:                               (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

Net sales.................     $34,835    $42,252     $65,899    $55,201    $34,161    $44,567     $72,696    $61,269
Gross profit..............      13,169     17,715      27,368     21,441     14,924     20,233      31,927     24,602
Income (loss) before
   extraordinary item.....      (8,671)    (1,696)      3,895     (2,896)    (2,994)     3,558       3,382      3,626
Net income (loss).........      (9,762)    (1,696)      3,895     (2,896)    (2,994)       293       3,382      3,626
Basic and diluted earnings
   (loss) per share.......        (1.44) *   (0.32)      0.46       (0.41)  (0,42)        (0.05)*     0.38        0.42
Other Financial Data
EBITDA (1) ...............      (2,510)     5,390      11,897      4,830      1,388      8,771      13,137      6,335

-----------------------------------
* Loss per share before extraordinary item was $1.29 (basic and diluted) in first quarter of 2001 and $0.40 (basic and diluted) in second quarter of 2002.



                                                                    (UNAUDITED)
                                                 2001                                         2002
                              ----------------------------------------------------------------------------------------
                                FIRST      SECOND      THIRD     FOURTH      FIRST      SECOND      THIRD     FOURTH
                               QUARTER    QUARTER     QUARTER    QUARTER    QUARTER    QUARTER     QUARTER    QUARTER
                              ---------  --------    ---------  ---------  ---------  ---------   ---------  ----------
                                                    (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
Operating income (loss)       $ (4,970)   $ 2,646    $  9,780    $ 1,584   $    311   $  5,361    $ 14,823   $  6,392

Depreciation and
   amortization...........       2,305      2,168       2,128      2,268        916        940         946        818
Capital taxes.............         157        140        151         140        142        148          80        148
Other income (expenses), net        (2)       436       (162)        838         19      2,322      (2,712)    (1,023)
EBITDA (1)................    $ (2,510)   $ 5,390    $11,897     $ 4,830   $  1,388   $  8,771    $ 13,137   $  6,335




(1) EBITDA is defined as earnings (net income) before interest, income and capital taxes and depreciation and amortization. EBITDA includes restructuring charges and other unusual or non-recurring items, if any. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles, but is presented because it is frequently used by securities analysts and others in evaluating companies. EBITDA should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA margin is EBITDA divided by net sales. EBITDA is calculated as follows:

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


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

         Our European and Canadian subsidiaries each have operating credit facilities denominated in their respective local currencies; these debt facilities are hedged by the operating revenues generated in the local currencies of the subsidiaries. Our long-term debt is denominated in U.S. dollars but 50% is held by the Canadian operating company and it is exposed to the exchange fluctuations in the United States dollar. As we hold either long-term or operating debt facilities denominated in the currencies of our European subsidiaries, our equity investment in those entities are hedged against foreign currency fluctuations. We do not engage in speculative derivative activities. We are exposed to changes in interest rates primarily as a result of our operating credit facilities used to maintain liquidity and fund capital expenditures. Management's objective, regarding interest rate risk, is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve these objectives, we maintain the ability to borrow funds in different markets, thereby mitigating the effect of large changes in any one market. Our operating credit facilities have variable interest rates and thus a 1% variation in the interest rate on the average borrowings for the year will cause approximately $0.1 million increase or decrease in interest expense.

         We are also exposed to foreign exchange fluctuations due to our significant sales and costs in Canada, Sweden and Finland. If the average exchange rate of the Canadian Dollar, Swedish Krona and Euro were to vary by 1% versus the U.S. Dollar, the effect on sales for 2002 would have been $0.7 million, $0.3 million and $0.2 million, respectively. We also have operating expenses in each of these currencies which would mitigate the impact of such foreign exchange variation on cash flows from operations. Further, a 1% variation in Canadian dollar versus the U.S. dollar would have an effect of approximately $0.6 million on interest expense for the entire year given that 50% of the debt is held by the Canadian operating company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


The following consolidated financial statements of the Hockey Company are included in Item 8:

                                                                                                              PAGE
Report of Independent Auditors..............................................................................    34

Consolidated Balance Sheets as of December 31, 2001, and
  December 31, 2002.........................................................................................    35

Consolidated Statements of Operations for the years ended
  December 31, 2000, December 31, 2001 and December 31, 2002................................................    36

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2000, December 31, 2001 and December 31, 2002................................................    37

Consolidated Statements of Comprehensive Income (Loss) for the years ended
  December 31, 2000, December 31, 2001 and December 31, 2002................................................    38

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, December 31, 2001 and December 31, 2002................................................    39

Notes to Consolidated Financial Statements..................................................................    40


The following Consolidated Financial Statement Schedule of the Hockey Company is included in Item 8:


Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2000, December 31, 2001 and December 31, 2002

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
THE HOCKEY COMPANY

We have audited the accompanying consolidated balance sheets of THE HOCKEY COMPANY as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hockey Company at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Montreal, Canada,                             /S/ ERNST & YOUNG LLP
February 21, 2003                             Chartered Accountants

                               THE HOCKEY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS OF US$)



                                                                                   DECEMBER 31,       DECEMBER 31,
                                                                                       2001               2002
                                                                                  --------------     --------------
ASSETS (NOTE 7)
Current Assets
   Cash and cash equivalents...............................................         $   6,503           $ 19,484
   Accounts receivable, net (See Note 3)...................................            50,551             56,986
   Inventories (See Note 4)................................................            42,865             44,354
   Prepaid expenses........................................................             4,891              4,802
   Deferred Income taxes and other receivables.............................             1,718              8,080
   Total current assets....................................................           106,528            133,706
                                                                                  --------------     --------------
Property, plant and equipment, net of accumulated depreciation
   (See Note 5)............................................................            16,834             15,318
Intangible and excess reorganization value  (See Note 6a)..................            69,250             65,348
 Other assets (See Note 6b)................................................             6,811              8,581
                                                                                  --------------     --------------
Total assets...............................................................        $199,423           $222,953
                                                                                  --------------     --------------
                                                                                  --------------     --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Short-term debt (See Note 7)............................................         $  27,792        $        --
   Accounts payable........................................................             7,301              8,312
   Accrued liabilities.....................................................            11,683             14,442
   Accrued restructuring expenses (See Note 9).............................             1,886              1,085
   Current portion of long-term debt (See Note 7)..........................               243                288
   Income taxes payable....................................................             3,470              4,825
                                                                                  --------------     --------------
   Total current liabilities...............................................            52,375             28,952
Long-term debt (See Note 7)................................................            86,350            123,866
Accrued dividends payable (see Note 8).....................................             5,779              8,155
Deferred income taxes and other long-term liabilities (See Note 13)........             1,128              2,056
                                                                                  --------------     --------------
   Total liabilities.......................................................           145,632            163,029
                                                                                  --------------     --------------
Commitments and Contingencies (See Notes 7, 11, 12 and 16)
13% Pay-in-Kind redeemable preferred stock (See Note 8)....................            11,571             11,715
                                                                                  --------------     --------------
Stockholders' equity:......................................................
Common stock, par value $0.01 per share, 20,000,000 shares authorized,
   6,500,549 shares issued and outstanding at December 31, 2001
   and 7,040,523 outstanding at December 31, 2002..........................                65                 70
Re-organization warrants, 300,000 issued and 299,451 outstanding at
   December 31, 2001; nil at December 31, 2002 (See Note 8)................                --                 --
Common stock purchase warrants, 699,101 issued and outstanding at
   December 31, 2001 and 159,127 issued and outstanding at
   December 31, 2002 (See Note 8)..........................................             5,115              1,665
Additional paid-in capital.................................................            66,515             69,965
Deficit....................................................................           (22,090)           (20,303)
Accumulated other comprehensive loss.......................................            (7,385)            (3,188)
                                                                                  --------------     --------------
  Total stockholders' equity...............................................            42,220             48,209
                                                                                  --------------     --------------
  Total liabilities and stockholders' equity...............................          $199,423           $222,953
                                                                                  --------------     --------------
                                                                                  --------------     --------------



    The accompanying notes form an integral part of the financial statements.

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARS ENDED DECEMBER 31
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)


                                                                           2000         2001         2002
                                                                       ----------   -----------  ----------
Net Sales ...........................................................   $ 194,463    $ 198,187    $ 212,693
Cost of goods sold before restructuring and unusual charges .........     116,945      117,296      119,390
Restructuring and unusual charges (See Note 9) ......................          --        1,198        1,617
                                                                       ----------   -----------  ----------
Gross profit ........................................................      77,518       79,693       91,686
Selling, general and administrative expenses before restructuring and
   unusual charges ..................................................      65,356       61,768       64,303
Restructuring and unusual charges (See Note 9) ......................          --        4,495          496
Amortization of excess reorganization value and goodwill ............       4,500        4,390           --
                                                                       ----------   -----------  ----------
Operating income ....................................................       7,662        9,040       26,887
Other (income) expense, net .........................................        (911)         538        1,311
Interest expense ....................................................      15,668       16,298       15,469
Foreign exchange (gain) loss ........................................        (297)      (1,803)          85
                                                                       ----------   -----------  ----------
Income (loss) before income taxes and extraordinary item ............      (6,798)      (5,993)      10,022
Income taxes (See Note 13) ..........................................       1,293        3,375        2,450
                                                                       ----------   -----------  ----------
Income (loss) before extraordinary item .............................      (8,091)      (9,368)       7,572
Extraordinary item - Loss on early extinguishment of debt,
  net of income taxes ...............................................          --        1,091        3,265
                                                                       ----------   -----------  ----------
Net income (loss) ...................................................      (8,091)     (10,459)       4,307
Preferred stock dividends ...........................................       1,861        2,103        2,376
Accretion of 13% Pay-in-Kind preferred stock ........................         237          238          144
                                                                       ----------   -----------  ----------
Net income (loss) attributable to common stockholders ...............   $ (10,189)   $ (12,800)   $   1,787
                                                                       ----------   -----------  ----------
                                                                       ----------   -----------  ----------
Basic and diluted income (loss) per share before extraordinary item
   (See Note 14) ....................................................   $   (1.53)   $   (1.65)   $    0.70

Basic and diluted loss per share - extraordinary item ...............          --        (0.16)       (0.45)

Basic and diluted income (loss) per share (See Note 14) .............       (1.53)       (1.81)        0.25

Adjusted income (loss) before extraordinary item and amortization of
   excess reorganization value and goodwill .........................      (3,591)      (4,978)       7,572

Adjusted income (loss) before amortization of excess reorganization
   value and goodwill ...............................................      (3,591)      (6,069)       4,307

Adjusted income (loss) per share before extraordinary item and
   amortization of excess reorganization value and goodwill .........       (0.85)       (1.03)        0.70

Adjusted income (loss) per share before amortization of excess
   reorganization value and goodwill ................................       (0.85)       (1.19)        0.25




    The accompanying notes form an integral part of the financial statements.

                               THE HOCKEY COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             YEARS ENDED DECEMBER 31
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)



                                                         COMMON                              ACCUMULATED
                                      COMMON STOCK       STOCK     ADDITIONAL   RETAINED       OTHER
                                  --------------------  PURCHASE     PAID-IN     EARNINGS   COMPREHENSIVE
                                  # OF STOCK    AMOUNT  WARRANTS     CAPITAL     (DEFICIT)       LOSS         TOTAL
                                  -----------   ------  --------   ----------   ----------  --------------   -------
Balance at December 31, 1999..       6,501         65     1,665       66,515         899        (5,507)      63,637
Net loss .....................                                                    (8,091)                    (8,091)
Dividend on preferred stock
  (See Note 8)................                                                    (1,861)                    (1,861)
Accretion of 13% Pay-in-Kind
  preferred stock.............                                                      (237)                      (237)
Foreign currency translation
  adjustment..................                                                                  (1,188)      (1,188)
                                  -----------   ------  --------   ----------   ----------  --------------   -------
Balance at December 31, 2000..       6,501         65     1,665       66,515      (9,290)       (6,695)      52,260
Net loss......................                                                   (10,459)                   (10,459)
Dividend on preferred stock
  (See Note 8)................                                                    (2,103)                    (2,103)
Accretion of 13% Pay-in-Kind
  preferred stock.............                                                      (238)                      (238)
Issuance of Warrants (See Note 8)                         3,450                                               3,450
Foreign currency translation
  adjustment..................                                                                    (690)        (690)
                                  -----------   ------  --------   ----------   ----------  --------------   -------
Balance at December 31, 2001..       6,501         65     5,115       66,515     (22,090)       (7,385)      42,220
Net income....................                                                     4,307                      4,307
Dividend on preferred stock
  (See Note 8)................                                                    (2,376)                    (2,376)
Accretion of 13% Pay-In-Kind
  preferred stock.............                                                      (144)                      (144)
Exercise of Warrants (See Note 8)                   5    (3,450)       3,450                                      5
Foreign currency translation
  adjustment..................                                                                   4,197        4,197
                                  -----------   ------  --------   ----------   ----------  --------------   -------
Balance at December 31, 2002..       6,501        $70    $1,665      $69,965     $(20,303)     $(3,188)     $ 48,209
                                  -----------   ------  --------   ----------   ----------  --------------   -------
                                  -----------   ------  --------   ----------   ----------  --------------   -------




    The accompanying notes form an integral part of the financial statements.

                               THE HOCKEY COMPANY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             YEARS ENDED DECEMBER 31
                              (IN THOUSANDS OF US$)


                                                                 2000                 2001                2002
                                                               ---------         ----------           ----------
Net income (loss)....................................           $(8,091)          $(10,459)            $   4,307
Foreign currency translation adjustments.............            (1,188)              (690)                4,197
                                                               ---------         ----------           ----------
Comprehensive income (loss) for the year.............           $(9,279)          $(11,149)              $ 8,504
                                                               ---------         ----------           ----------
                                                               ---------         ----------           ----------



    The accompanying notes form an integral part of the financial statements.

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31
                              (IN THOUSANDS OF US$)



                                                                           2000            2001             2002
                                                                        ----------      ----------       ----------
OPERATING ACTIVITIES:
Income (loss) before extraordinary items........................         $ (8,091)       $ (9,368)         $ 7,572
Adjustments to reconcile net loss to net cash provided by (used
   in) operating activities:
Restructuring charges...........................................               --           5,693            2,113
Depreciation and amortization...................................            9,001           8,869            3,620
Amortization of deferred financing costs & debt discount........            2,069           2,653            1,553
Deferred income taxes...........................................              274              20           (6,193)
Provision in lieu of taxes......................................               --           1,360            4,551
Gain on disposal of property, plant & equipment.................              (17)            (23)              --
(Gain) loss on foreign exchange.................................             (297)         (1,598)             379
Change in operating assets and liabilities:
   Accounts receivable..........................................            2,477         (11,736)          (5,384)
   Inventories..................................................            5,145          (3,291)               3
   Prepaid expenses.............................................             (466)          2,036            1,159
   Income taxes receivable......................................             (973)             --               --
   Other receivables............................................                4              --               --
   Accounts payable and accrued liabilities.....................           (4,617)         (4,070)             867
   Interest payable.............................................              404              --               --
   Income taxes payable.........................................              328             333            1,762
   Other........................................................               --              --               --
                                                                        ----------      ----------       ----------
     Net cash provided by (used in) operating activities........            5,241          (9,122)          12,002
                                                                        ----------      ----------       ----------
INVESTING ACTIVITIES:
   Deferred expenses............................................           (1,271)             --               --
   Purchases of property, plant & equipment.....................           (3,558)         (1,478)          (1,902)
   Proceeds from disposal of property, plant & equipment........               30             341               --
                                                                        ----------      ----------       ----------
     Net cash used in investing activities......................           (4,799)         (1,137)          (1,902)
                                                                        ----------      ----------       ----------
FINANCING ACTIVITIES:
   Net change in short-term borrowings..........................           (1,404)         16,060          (27,971)
   Principal payments on debt...................................             (138)           (245)         (86,583)
   Proceeds from long-term debt.................................            1,139             677          123,866
   Issuance of warrants.........................................               --           3,450                5
   Deferred financing costs.....................................             (866)         (5,545)          (7,915)
   Liabilities subject to compromise............................               --              --               --
                                                                        ----------      ----------       ----------
     Net cash provided by (used in) financing activities........           (1,269)         14,397            1,402
Effect of foreign exchange rate on cash.........................             (269)            (58)           1,479
                                                                        ----------      ----------       ----------
Net change in cash and cash equivalents.........................           (1,096)          4,080           12,981
Cash and cash equivalents at beginning of year..................            3,519           2,423            6,503
                                                                        ----------      ----------       ----------
Cash and cash equivalents at end of year........................         $  2,423        $  6,503          $19,484
                                                                        ----------      ----------       ----------
SUPPLEMENTAL INFORMATION:
Income taxes paid...............................................        $   2,050       $   2,640         $  2,908
Interest paid...................................................         $ 11,168        $ 12,167          $11,258



    The accompanying notes form an integral part of the financial statements.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)




1.     DESCRIPTION OF BUSINESS AND CHANGE OF CORPORATE NAME

         The Hockey Company ("THC") was incorporated in September 1991 and reorganized in April 1997.

         On February 9, 1999, The Hockey Company filed an amendment to change the name of the Company from SLM International Inc. to The Hockey Company. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, include the accounts of THC and its wholly-owned subsidiaries (collectively, the "Company"). The Company designs, develops, manufactures and markets a broad range of sporting goods. The Company manufactures hockey and hockey related products, including hockey uniforms, hockey sticks, protective equipment, hockey, figure and inline skates as well as street hockey products, marketed under the CCM-Registered Trademark-, KOHO-Registered Trademark-, JOFA-Registered Trademark-,TITAN-Registered Trademark-, CANADIEN-TM- and HEATON-Registered Trademark- brand names. The Company sells ucts worldwide to a diverse customer base consisting of mass merchandisers, retailers, wholesalers, sporting goods shops and international distributors. The Company manufactures and distributes most of its products at facilities in North America, Finland and Sweden and sources products internationally. Approximately 34% of the Company's employees are unionized having four collective agreements in three of its manufacturing facilities. As at December 31, 2002, one of the Company's collective bargaining agreements expired and is being renegotiated and another two collective bargaining agreements expired in January and February 2003 and negotiations are underway. The collective bargaining agreement with another union expires in 2004. The Company believes that the relations with these unions are positive.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       BASIS OF PRESENTATION:

         The preparation of financial statements in conformity with accounting principles generally accepted requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Certain of the preceding years' figures have been reclassified to conform to the presentation adopted in the current year.

B.       PRINCIPLE OF CONSOLIDATION:

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

C.       REVENUE RECOGNITION:

         Revenue is recognized when products are shipped to customers. Additionally, the Company follows the guidance of Accounting Principles Board ("APB") Opinion no. 29, "Accounting for non-monetary transactions." This APB provides guidance on accounting for transactions that involve primarily an exchange of non-monetary assets, liabilities or services. Revenues include transactions which represent an exchange by the Company of hockey equipment and related apparel for advertising. Revenues and expenses from these transactions are recorded at the estimated fair value of the services or the goods delivered. Revenue and expenses recognized from such transactions were $690 in 2000, $1,551 in 2001 and $1,725 in 2002.

D.       FOREIGN CURRENCY TRANSLATION:

         The balance sheets of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the end of each year. Revenues, expenses and cash flows are translated at weighted average rates of exchange. Gains or losses resulting from foreign currency transactions are included in earnings, while those

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)



resulting from translation of financial statement balances are shown as a separate component of stockholders' equity. The functional currencies of our non-U.S. subsidiaries, which are primarily located in Canada, Finland and Sweden, are the respective local currencies in each foreign country.

         In addition, THC's monetary balance sheet items are translated at the rates of exchange in effect at year-end and non-monetary items are translated at historical exchange rates. Revenues and expenses are translated at the rates in effect on the transaction dates or at the average rates of exchange for the period. Translation gains or losses are included in the statement of operations.

         The Company's investment in the Canadian subsidiary was effectively hedged by the Canadian dollar denominated debt up to the investment in the Canadian subsidiary until April 3, 2002 (See note 7b). For the year ended December 31, 2002, approximately $7 was debited to accumulated other comprehensive loss as a result of the hedge (2001-$2,000).

E.       CONCENTRATION OF CREDIT RISK:

         Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and accounts receivable. The Company restricts its cash investments to temporary investments in institutions with high credit standing and to short-term securities backed by the full faith and credit of the United States and Canadian and Provincial Governments. The Company sells its products principally to retailers and distributors and, in accordance with industry practice, grants extended payment terms to qualified customers. Concentration of accounts receivable credit risk is mitigated due to the performance of credit reviews that are considered in determining credit policies and allowances for doubtful accounts. The Company provides allowances for expected sales returns, net of related inventory cost recoveries, discounts, rebates and cooperative advertising. The Company does not collateralize its receivables, except with respect to its debt agreements as described in Note 7 in the Notes to Consolidated Financial Statements. As at December 31, 2001 and 2002, no single account receivable represented more than 10% of the Company's consolidated accounts receivable and no single customer accounted for more than 10% of the Company's consolidated net sales for each of the years in the three year period ended December 31, 2002.

F.       CASH EQUIVALENTS:

         Cash equivalents consist of highly liquid short-term investments with original maturities of three months or less. The Company invests excess funds in bank term deposits, Canadian Government promissory notes and in U.S. Treasury bills. At December 31, 2001 and 2002, the Company had cash equivalents of nil and $10.7 million respectively.

G.       INVENTORIES:

         Inventories are stated at the lower of cost or net realizable value for finished products and work in process, and replacement cost for raw materials and supplies. Cost is determined using the first-in, first-out method. The Company provides allowances for excess, obsolete and slow moving inventories.

H.       RESEARCH & DEVELOPMENT EXPENSES:

         Costs for new product research and development as well as changes to existing products are expensed as incurred and totaled, $2,259, $1,545 and $1,826 for the years ended December 31, 2000, 2001 and 2002 respectively.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)



I.       PREPAID EXPENSES:

         The Company expenses advertising and promotion costs incurred when the advertising takes place. Royalty payments are deferred to the extent that the related sales have not yet been recorded. Such costs are included in prepaid expenses.

J.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using principally the straight-line method of depreciation.

         The estimated service lives of the respective assets are as follows:


                                                                 YEARS
                                                                -------
Buildings and improvements ....................................  5 - 40
Machinery and equipment .......................................  3 - 10
Tools, dies and molds .........................................  3 -  5
Office furniture and equipment ................................  3 - 10

         Accelerated methods of depreciation are used for tax reporting purposes where required. Significant additions or major improvements are capitalized, while normal maintenance and repair costs are expensed. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts, and the resulting gain or loss is recognized.


K.       INCOME TAXES:

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

         The Company does not provide for withholding income taxes on the undistributed earnings of its non-U.S. subsidiaries, since such earnings are not expected to be remitted to the Company in the foreseeable future. The Company has provided, in its U.S. tax provision, taxes on all of the unremitted earnings of its non-U.S. subsidiaries to December 31, 2002.

         Fresh-start reporting requires the Company to report a provision in lieu of income taxes when there is a taxable income and utilization of a pre-reorganization net operating loss carry-forward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carry-forward and other deferred tax assets would eliminate the related federal income tax payable. The current and future year tax benefit related to the carry forward is recorded as a reduction of reorganizational value in excess of amounts allocable to identifiable assets until exhausted and then as a direct increase to paid-in capital.

L.       INTANGIBLE ASSETS:

         Intangible assets are recorded at cost. These amounts include the excess purchase price over fair values assigned ["goodwill"], reorganizational value in excess of amounts allocable to identifiable assets ("excess

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)



reorganizational value") (see Note 6) and deferred financing costs (amortized over the life of the financing). Effective January 1, 2002 goodwill and excess reorganization value are no longer amortized but are tested annually for impairment. Discounted projected cash flows approach or multiples of net income before interest, income and capital taxes and depreciation and amortization approach is used to assess if there has been an impairment in the value of goodwill and excess reorganization value

         Excess reorganizational value is being reduced by the realization of deferred tax assets.

M.       IMPAIRMENT OF LONG-LIVED ASSETS:

         When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company then calculates an impairment as the excess of the carrying value of the asset over the estimate of its fair market value.

N.       EARNINGS PER SHARE:

         Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed based on the average number of shares of common stock assumed to be outstanding during each year. Common stock equivalents are included when dilutive (see Notes 8, 14 and 15)

O.       PENSION LIABILITY

         The Company provides a defined-benefit pension plan covering its senior executives. Pension benefits are based on age, years of service and compensation rates. Pension expense was $267 and $607 in 2001 and 2002 respectively, and the unfunded liability amounted to $687 and $818 at December 31, 2001 and 2002 respectively, $350 of which is included in deferred income taxes and other long-term liabilities and the balance in accounts payable.

P.       PRODUCT WARRANTY PROVISION

          The Company offers warranty for some of its products. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company's product liability reserve during the period are as follows:


                                                                              2000       2001       2002
                                                                           ---------  ---------  ---------
Balance, at January 1 ...................................................   $   784    $   864    $   941
Warranties accrued during the year ......................................     1,195      1,063      1,348
Settlements made during the year ........................................    (1,115)      (965)    (1,085)
Changes in liability for pre-existing warranties including expirations...        --         --         --
Translation adjustments .................................................        --        (21)       (24)
                                                                           ---------  ---------  ---------
Balance, at December 31 .................................................   $   864    $   941    $ 1,180
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)




Q.       ENVIRONMENTAL PROVISION

              The Company has an obligation for environmental remediation on one of its properties. Management's preliminary undiscounted estimate of remediation cost in the amount of $600 has been recorded as an accrued liability during 2002 (nil in 2001). Actual results could differ from estimates.

3.     ACCOUNTS RECEIVABLE

         Net accounts receivable include:



                                                                                       2001               2002
                                                                                    ----------         ---------
Allowance for doubtful accounts.............................................          $ 2,837           $  3,079
Allowance for returns, discounts, rebates and cooperative
advertising.................................................................            6,947              9,275
                                                                                    ----------         ---------
                                                                                      $ 9,784            $12,354
                                                                                    ----------         ---------
                                                                                    ----------         ---------

         Bad debt expense for the years ended December 31, 2000, 2001 and 2002 was $670, $1,381 and $1,553 respectively.

4.     INVENTORIES

         Inventories consist of:



                                                                                        2001              2002
                                                                                      ---------         --------
Finished product..............................................................          $31,892          $33,336
Work in process...............................................................            2,665            2,188
Raw materials and supplies....................................................            8,308            8,830
                                                                                      ---------         --------
                                                                                        $42,865          $44,354
                                                                                      ---------         --------
                                                                                      ---------         --------


         Allowances for excess, obsolete and slow moving inventories were $2,568 and $3,284 at December 31, 2001 and 2002, respectively.


5.     PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of:



                                                                                        2001              2002
                                                                                  ------------     ------------
Land and improvements........................................................       $     230        $     231
Buildings and improvements...................................................           7,149            7,795
Machinery and equipment......................................................          16,044           17,428
Tools, dies and molds........................................................           3,275            3,892
Office furniture and equipment...............................................           5,692            6,213
                                                                                  ------------     ------------
                                                                                       32,390           35,559
Less:  accumulated depreciation and amortization.............................          15,556           20,241
                                                                                  ------------     ------------
                                                                                      $16,834          $15,318
                                                                                  ------------     ------------
                                                                                  ------------     ------------

         Depreciation and amortization expense for the years ended December 31, 2000, 2001, and 2002, was $4,502, $4,311, and $3,620, respectively.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)



         Included above are land and building in the amount of $411 held for resale, (net of a write down of $211 in 2002), as a result of the Company's restructuring in 2001 related to the apparel segment. Also included above are land and buildings for resale in the amount of $768 in connection with the 2002 restructuring related to the equipment segment. The net carrying value of these assets approximate fair value.



6a.    INTANGIBLE AND EXCESS REORGANIZATION VALUE

         Net intangible and excess reorganization value consist of:


                                                                                        2001              2002
                                                                                    ---------        ---------
Goodwill.....................................................................        $ 42,883         $ 43,522
Excess reorganizational value................................................          26,367           21,826
                                                                                    ---------        ---------
                                                                                     $ 69,250         $ 65,348
                                                                                    ---------        ---------
                                                                                    ---------        ---------

         Amortization of intangible and excess reorganization value for the years ended December 31, 2000 and 2001 was $4,499, and $ 4,390 respectively (See
Note 18a). Accumulated amortization for goodwill and excess reorganizational value for the years ended December 31, 2000, 2001 and 2002was $11,169, $15,271and $15,724 respectively.

6b.    OTHER ASSETS CONSIST OF:


                                                                                        2001              2002
                                                                                     ---------       ----------
Deferred financing cost......................................................         $ 3,817          $ 7,057
Other........................................................................           2,994            1,524
                                                                                     ---------       ----------
                                                                                      $ 6,811          $ 8,581
                                                                                     ---------       ----------
                                                                                     ---------       ----------

         Amortization expense for other assets for the year ended December 31, 2000, 2001 and 2002 was $2,070, $2,821 and $2,601, respectively.

         Excess reorganizational value was reduced by $4,551 for the year ended December 31, 2002 (2001 - $1,360) by the realization of deferred tax assets.

7.       REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

A. REVOLVING CREDIT FACILITIES:

         Revolving credit facilities consist of the following:


                                                                                           2001             2002
                                                                                       ----------     -----------
Revolving credit facilities with General Electric Capital Inc...................        $  27,792      $       --
                                                                                       ----------     -----------
                                                                                       ----------     -----------

         Effective November 19, 1998, two of the Company's U.S. subsidiaries, Maska U.S., Inc. and SHC Hockey Inc., entered into a credit agreement (the "U.S. Credit Agreement") with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender for a period of three years. Simultaneously, two of the Company's Canadian subsidiaries, Sport Maska Inc. and Tropsport Acquisitions Inc., entered into a credit agreement (the "Canadian Credit Agreement") with the lenders referred to therein and with General Electric Capital

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)



Canada Inc., as Agent and Lender for a period of three years. The Credit Agreements are collateralized by all accounts receivable, inventories and related assets of the borrowers and the Company's other North American subsidiaries and are further collateralized by a second lien on all of the Company's and the Company's North American subsidiaries' other tangible and intangible assets.

         The credit agreements were further extended and, subsequent to the issuance of the Units (See Note 7b), the U.S. Credit Agreement and the Canadian Credit Agreement were amended on October 17, 2002 for a period of three years to reflect the repayment of the Caisse term loan and to reduce the maximum amount of loans and letters of credit available from an aggregate of $60,000 to $35,000 and $7,000 respectively. Under the term of the Units, these credit facilities must be repaid in their entirety at least once each fiscal year. Each of the Credit Agreements is subject to a minimum borrowing availability of $1,750 in certain months. Total borrowings outstanding under the Credit Agreements at December 31, 2001 and December 31, 2002 were $27,792 and nil, respectively (excluding outstanding letters of credit of $5,317 (2001 - $4,287)). As at December 31, 2002 borrowings under the U.S. Credit Agreement bear interest at rates of either U.S. prime rate plus 0.25%-1.00% or LIBOR plus 1.50%-2.50% depending on the Company's Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the Canadian Credit Agreement bear interest at rates between the Canadian prime rate plus 0.50% to 1.25%, the U.S. prime rate plus 0.25% to 1.00% and the Canadian Bankers' Acceptance rate or LIBOR plus 1.50% to 2.50% depending on the Company's Operating Cash Flow Ratio, as defined in the agreement. In addition, the borrowers are charged a monthly commitment fee at an annual rate of up to 1/4 to 3/8 of 1% on the unused portion of the revolving credit facilities under the Credit Agreements and certain other fees.

         The Credit Agreements contain customary negative and affirmative covenants including those relating to capital expenditures, minimum interest coverage and fixed charges coverage ratio. The agreements restrict, among others, the ability to pay cash dividends on the preferred and common shares.

         Jofa AB, a Swedish subsidiary of the Company, has entered into a credit agreement with Nordea Bank in Sweden. The maximum amount of loans and letters of credit that may be outstanding under the agreement is SEK 90 million ($10.4 million). The facility is collateralized by the assets of Jofa AB, excluding intellectual property, bears interest at a rate of STIBOR (currently 3.90 %) plus 0.90%, matures on December 31, 2003 and is renewable annually. Total borrowings as at December 31, 2001 and 2002 were nil (excluding outstanding letter of credits of $1,640, 2001 - $1,445)). Management believes that the credit agreement can be renewed or refinanced upon maturity. If this agreement cannot be renewed or financed with Nordea Bank, the Company will seek alternate sources of financing to replace this agreement.

         Effective July 10, 2001, KHF Finland Oy (KHF), a Finnish subsidiary of the Company, entered into a credit agreement with Nordea Bank in Finland, replacing the former credit facility for FIM 30,000 ($4,600) which was terminated during 2001. The maximum amount of loans and letters of credit that may be outstanding under the agreement is EUR 2,400 ($2,500). The facility is collateralized by the assets of KHF and bears interest at a rate of EURIBOR (2.92% at December 31, 2002) plus 0.9% and is renewable annually. Total borrowings as at December 31, 2001 and 2002 were nil. Management believes that the credit agreement can be renewed or refinanced upon maturity.

         The weighted average interest rate on short-term debt outstanding at December 31, 2000, 2001 and 2002 was 8.49%, 6.96% and nil respectively.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)



B. LONG-TERM DEBT

         Long-term debt at December 31 was as follows:



                                                               2001      2002
                                                           ---------- ---------
11 1/4% Senior Secured Note Units .......................   $     --   $123,666

Secured loans from Caisse de depot et placement du Quebec

(Canadian $135,800) .....................................     85,923         --
Other long-term debt ....................................        670        488
                                                           ---------- ---------
                                                              86,593    124,154
Less: amounts contractually due within one year .........        243        288
                                                           ---------- ---------
Total long-term debt, excluding current portion .........   $ 86,350   $123,866
                                                           ---------- ---------
                                                           ---------- ---------


         11 1/4% SENIOR SECURED NOTE UNITS

         On April 3, 2002, the Company issued $125,000 11 1/4% Senior Secured Note Units (the "Units") due April 15, 2009 at a price 98.806%, each Unit consisting of $0.5 principal amount of 11 1/4% Senior Secured Notes of the Company and $0.5 principal amount of 11 Senior Secured Note of Sport Maska Inc., a wholly owned subsidiary of the Company, through a private placement. The effective interest rate on the Units is approximately 11.4%.

         An offer to exchange all of the outstanding Units for 11 1/4% Senior Secured Note Units due 2009 (the "Exchange Units"), whic have been registered with the United States Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4 filed with the SEC on August 13, 2002, was completed on September 20, 2002. The terms of the Exchange Units (and the underlying Exchange Notes) and those of the outstanding Units (and underlying Notes) are identical, except that the transfer restrictions and registration rights relating to the Units do not apply to the Exchange Units; therefore, for purposes of this report on Form 10-K, any reference to "Unit" refers to both Units and Exchange Units and any reference to "Note" refers to both Notes and Exchange Notes. In connection with the issuance of the Units, the Amended and Restated Credit Agreement with Caisse and any documents related thereto have been terminated and are of no further force and effect.

         THC has fully and unconditionally guaranteed the Sport Maska Inc. Notes on a senior secured basis. Sport Maska Inc. has fully and unconditionally guaranteed the THC Notes. Also, certain subsidiaries of THC and Sport Maska Inc., excluding the Finnish subsidiaries, have fully and unconditionally guaranteed the Units on a senior secured basis. The Units and guarantees are secured by substantially all the tangible and intangible assets of the Company, excluding the Finnish subsidiaries, subject to the prior ranking claims by lenders under the revolving credit facilities, and by a pledge of stock of the first-tier Finnish subsidiary. The security interest in the assets of the Company's Swedish subsidiaries (other than intellectual property) is limited to $15,000.

         The Units may be redeemed at any time after April 15, 2006 at the following redemption prices (expressed as percentages of the principal amount thereof) plus accrued and unpaid interest to the date of redemption, if redeemed during the twelve-month period commencing on April 15 of the year set forth below:

         YEAR                                           PERCENTAGE
         ----                                           ----------

         2006                                            105.625%
         2007                                            102.813%
         2008 and thereafter                             100.000%

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)



         In addition, up to one-third of the aggregate principal amount of the Units may be redeemed with the net proceeds of certain public equity offerings at any time until April, 15, 2005 at a redemption price of 111.25% of the principal amount plus accrued and unpaid interest to the date of redemption. If the Company undergoes a change of control, the Company and Sport Maska Inc. will be required to jointly offer to purchase the Units from the holders at 101% of principal amount plus accrued and unpaid interest to the date of repurchase.

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

         SECURED LOANS - CAISSE DE DEPOT ET PLACEMENT DU QUEBEC AND NORDEA BANK

         On November 19,1998, in connection with its acquisition of Sports Holdings Corp., the Company and Sport Maska Inc. entered into a Secured Loan Agreement with the Caisse de depot et placement du Quebec ("Caisse") to borrow a total of Canadian $135,800 for a period of three years. The loan was further extended and amended into 2 facilities on March 14, 2001(Facility 1 - Canadian $90 million due June 30, 2004 and Facility 2 - Canadian $45.8 million due October 31, 2002). Each facility bore interest equal to the Canadian prime rate plus 5%, and Facility 2 bore additional interest of 3.5% which was capitalized and repaid on Facility 2 maturity. On March 8, 2002 the Company acquired an option from the lender to extend the maturity of Facility 2 plus capitalized interest [$634 as at December 31, 2001] to February 28, 2003. The loans were repaid in full and the amended credit agreement was terminated in connection with the issuance of the Notes (as described above).

         In May 2000, Jofa AB, a subsidiary of the Company, entered into a loan agreement with Nordea Bank in Sweden to borrow SEK 10,000 ($1,200). The loan is for four years with annual principal repayments of SEK 2,500 ($288). The loan is secured by a chattel mortgage on the assets of the subsidiary and bears an interest rate of STIBOR plus 1.25%.

         Based on the borrowing rates currently available to the Company for bank loans and other financing with similar terms, the Company estimated that the fair value of its short-term debt and long-term debt at December 31, 2001 and 2002 was equivalent to the carrying values in the financial statements. These values represent a general approximation of possible value and may never be realized.

         Scheduled principal repayments of outstanding loan balances required as of December 31, 2002 are as follows:


2003............................................................   $        288
2004............................................................            200
2005 to 2008....................................................              -
2009............................................................        125,000
                                                                   -------------
                                                                       $125,488
                                                                   -------------
                                                                   -------------


8.     COMMON STOCK, WARRANTS AND PREFERRED STOCK

         The Company has authorized 20,000,0000 shares of common stock of which of 7,040,523 are issued and outstanding.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)



         Pursuant to the Warrant Agreement, dated as of March 14, 2001, between the Company and Caisse, the Company issued a warrant to Caisse to purchase 539,974 shares of common stock, par value $0.01 per share, of the Company, at an exercise price of $0.01 per share. Concurrent with the repayment of the Caisse loan (see Note 7), Caisse exercised the warrant and purchased the Company's common stock.

         On April 11, 1997, in connection with a re-organization, THC's old common stock was extinguished and the holders received a total of 300,000 five-year warrants to purchase an aggregate of 300,000 shares of common stock at an exercise price of $16.92 per share. The warrants expired unexercised on April 11, 2002.

         On November 19, 1998, the Company issued 100,000 shares of 13% Pay-In-Kind redeemable preferred stock, $0.01 par value per share, cumulative dividend together with warrants to purchase 159,127 common shares of the Company at a purchase price of $0.01 per share, for cash consideration of $12,500 (par value). The fair value of the warrants was determined to be $1,665 and has been recorded in Stockholder's equity as common stock purchase warrants. The balance of the proceeds, $10,835, has been recorded as 13% Pay-In-Kind preferred stock. The difference between the redemption value of the preferred stock and the recorded amount is being accreted over the term of the preferred stock to October 19, 2009, by a charge to retained earnings.

         Dividends, which are payable semi-annually from November 19, 1998, may be paid in cash or in shares of the 13% Pay-In-Kind preferred stock, at the Company's option. The preferred stock is non-voting. If the Company fails to redeem the preferred stock on or before the mandatory redemption date and for a sixty day period or more after being notified of its failure to redeem the preferred stock, then the preferred stockholders, as a class of stockholders, have the option to elect one director to our Board of Directors with the provision that the preferred stockholders are to elect 28% of the Company's directors. In connection with issuance of the Units (see Note 7), the holder agreed to extend the redemption of the preferred stock to October 15, 2009, a date six months beyond the maturity of the Units. At December 31, 2002 unpaid dividends of $8,155 (December 31, 2001 -$5,779) have been accrued on the preferred stock and are included as long-term liabilities. The preferred stock is redeemable at the holders option. However, under the terms of the Company's debt covenants, the preferred stock may not be redeemed while its debt is outstanding.

         The preferred stock must be redeemed by the Company upon a change of control or by the mandatory redemption date.

9.     RESTRUCTURING CHARGES



         In 2001, we embarked on a plan to rationalize our operations and consolidate our facilities. This rationalization involved the elimination of certain redundancies, both in terms of personnel and operations as well as the consolidation of facilities including the closure of its Mount Forest, Ontario plant, and our Paris, France sales office, and the consolidation of North American distribution into Canada. Accordingly, the Company set up reserves of approximately $5.7 million for the expected cost of the restructuring. Of this amount, approximately $4.3 million was to cover the cost of severance packages to affected employees, with the remainder representing other closure costs. Of these amounts, approximately $0.2 million remained unpaid as at December 31, 2002.

         In October 2002, the Company decided to close three of its North American manufacturing units effective December 2002 in order to reduce excess capacity and achieve greater operating efficiencies. Approximately 160 employees were affected by this decision, of which approximately 50 are from the apparel segment. Accordingly, the Company set up a restructuring reserve of approximately $2.1 million, of which approximately $1.3 million is to cover the cost of severance packages to affected employees, with the remainder representing other closure costs. Of these amounts, approximately $0.9 million remains unpaid as at December 31, 2002.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)


10.    RELATED PARTY TRANSACTIONS

         In 2002, the Company was charged a management fee of $100 (2001 - $100, 2000 - $180) by Wellspring Capital Management LLC, the controlling shareholder, which was unpaid at year end.

11.    LEASES

         Certain of our subsidiaries lease office and warehouse facilities and equipment under operating lease agreements. Some lease agreements provide for annual rent increases based upon certain factors including the Consumer Price Index.

         The following is a schedule of future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year at December 31, 2002:



2003.........................................................           $2,835
2004.........................................................            2,398
2005.........................................................              595
2006.........................................................              429
2007 and beyond..............................................              951
                                                               -----------------
                                                                        $7,208
                                                               -----------------
                                                               -----------------

         Rental expense for the years ended December 31, 2000, 2001 and 2002 was approximately $3,376, $3,068 and $2,750, respectively.

12.    ROYALTIES AND ENDORSEMENTS

         Certain of the Company's subsidiaries have entered into agreements that call for royalty payments generally based on net sales of certain products and product lines. Certain agreements require guaranteed minimum payments over the royalty term. The Company also pays the NHL, certain professional players and teams an endorsement fee in exchange for the promotion of the Company's brands. The following is a schedule of the future minimum payment and annual obligations under these contracts.



2003..........................................................          $13,852
2004..........................................................           13,222
2005..........................................................            6,570
2006..........................................................              504
2007 and beyond...............................................              641
                                                                  --------------
                                                                        $34,789
                                                                  --------------
                                                                  --------------

         Royalty and endorsement expenses for the years ended December 31, 2000, 2001 and 2002 were $10,461, $11,914 and $14,298 respectively

13.    INCOME TAXES

         The components of income taxes are:

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)


                                                                                   2000          2001         2002
                                                                             ----------     ----------    ----------
Current:..................................................     U.S.            $   229         $    80      $   (80)
                                                               Non-U.S.            790           1,915        4,172
                                                                             ----------     ----------    ----------
                                                                                 1,019           1,995        4,092
Deferred:.................................................      U.S.                --              --       (6,591)
                                                               Non-U.S.            274              20          398
                                                                             ----------     ----------    ----------
                                                                                   274              20       (6,193)
Provision in Lieu of Taxes:...............................      U.S.                --           1,360        4,551
                                                               Non-U.S.             --              --           --
                                                                             ----------     ----------    ----------
                                                                                    --           1,360        4,551
                                                                             ----------     ----------    ----------
                                                                                $1,293          $3,375       $2,450
                                                                             ----------     ----------    ----------
                                                                             ----------     ----------    ----------

         The Company's effective income tax rate from continuing operations differed from the federal statutory rate as follows:


                                                                                   2000          2001         2002
                                                                               --------         ------      -------
Income taxes based on U.S. federal tax rate..............................         34%             34%          34%
Non-U.S. and state tax rates.............................................          1%              4%          (9)%
Valuation allowance......................................................         (7)%           (21)%       (101)%
Foreign exchange.........................................................         --              --           20%
Goodwill amortization....................................................        (27)%           (29)%         --
Deemed dividend under subpart F, net of foreign tax credit...............        (16)%           (36)%         80%
Other, net...............................................................         (4)%            (8)%         12%
                                                                               --------         ------      -------
Effective income tax rate................................................        (19)%           (56)%         36%
                                                                               --------         ------      -------
                                                                               --------         ------      -------

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2002 are as follows:


                                                                       2001                          2002
                                                            -----------------------       -------------------------
                                                               U.S.         NON-U.S.          U.S.         NON-U.S.
                                                            ---------     ----------      ---------      ----------
Accounts receivable, principally due to an allowance for
doubtful accounts....................................         $ 3,013       $     --         $3,860        $     --
Inventories, principally due to additional costs
  inventoried for tax purposes.......................             661             --            650              --
Accrued interest and royalties.......................           2,355             --          2,355              --
Restructuring accruals...............................              --             --             --             464
Other, net...........................................             100             --            221              --
                                                            ---------     ----------      ---------      ----------
                                                                6,129             --          7,086             464
Valuation allowance..................................          (6,129)            --             --              --
                                                            ---------     ----------      ---------      ----------
Total current deferred tax assets (liabilities)......         $    --       $     --         $7,086            $464
                                                            ---------     ----------      ---------      ----------
                                                            ---------     ----------      ---------      ----------

Net operating loss and investment tax credit
carry-forwards..........................................      $19,689       $    756        $15,151       $      --
Plant, equipment and depreciation.......................          (65)        (2,375)          (494)         (2,374)
Restructuring accruals                                             --            275             --              --
Other, net..............................................           --          1,659             --           1,071
                                                            ---------     ----------      ---------      ----------
                                                               19,624            315         14,657          (1,303)
Valuation allowance.....................................      (19,624)          (756)       (15,151)             --
                                                            ---------     ----------      ---------      ----------
Total non-current deferred tax assets (liabilities).....    $      --       $   (441)         $(494)        $(1,303)
                                                            ---------     ----------      ---------      ----------
                                                            ---------     ----------      ---------      ----------

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)



          Realization of deferred tax assets is dependent on future earnings, the timing and amounts of which are uncertain.
Accordingly, the net operating loss and investment tax credit carry-forwards portion of the deferred tax assets have been offset by a valuation allowance in 2002 (net deferred tax assets were fully offset by a valuation allowance in 2001). The valuation allowance decreased by $11,358 (2001- increased by $1,281) during the year.

         Fresh-start reporting requires the Company to report a provision in lieu of income taxes when there is a taxable income and utilization of a pre-reorganization net operating loss carry-forward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carry-forward and other deferred tax assets would eliminate the related federal income tax payable. The current and future year tax benefit related to the carry-forward is recorded as a reduction of reorganizational value in excess of amounts allocable to identifiable assets until exhausted and then as a direct increase to paid in capital. The amount of income tax provision which has been used to reduce the reorganizational value in excess of amounts allocable to identifiable assets has been reflected as a provision in lieu of income taxes in the Company's Consolidated Statements of Operations.

         At December 31, 2002, the Company has net operating loss carry-forwards related to U.S. operations for income tax purposes of approximately $ 37,700 ($49,000 in 2001). The carry-forward balances begin to expire in 2010 and have been fully reserved by a valuation allowance. Of this valuation allowance, $14,100 would reduce intangible and other assets if reversed. The Company's ability to use remaining loss carry-forwards is limited in use on an annual basis as a result of a change in control of the Company on April 11, 1997 in connection with the Reorganization Plan and its acquisition of SHC in 1998.

         The Company has post-reorganization foreign tax credit carryover in the amount of $12,500, which will begin to expire December 31, 2005.

         There are no undistributed earnings from continuing operations of subsidiaries outside the U.S., for which no provision for U.S. taxes has been made.

14.    EARNINGS PER SHARE


                                              2000                         2001                         2002
                                  --------------------------    -------------------------   --------------------------
                                      BASIC         DILUTED        BASIC         DILUTED        BASIC         DILUTED
                                  ------------  ------------    ------------  -----------   ----------    ------------
Net income (loss) before
   extraordinary item
   attributable to common
   stockholders...............      $ (10,189)   $   (10,189)   $   (11,709)  $   (11,709)    $   5,052    $    5,052
Net income (loss) attributable
   to common stockholders.....      $ (10,189)   $   (10,189)   $   (12,800)  $   (12,800)    $   1,787    $     1,787
Weighted average common and
   common equivalent shares
   outstanding:...............
Common stock..................      6,500,549     6,500,549      6,500,549     6,500,549      6,905,530     6,905,530
Common equivalent shares(a)...        158,930       158,930        585,530       585,530        293,699       293,699
Total weighted average common
   and common equivalent shares
   outstanding................      6,659,479     6,659,479      7,086,079     7,086,079      7,199,229     7,199,229
Net income (loss) before
   extraordinary item per common
   share(b)...................      $  (1.53)     $   (1.53)    $    (1.65)   $    (1.65)    $     0.70     $    0.70
Net income (loss) per common
   share(b)...................      $  (1.53)     $   (1.53)    $    (1.81)   $    (1.81)    $     0.25     $    0.25

-----------------

(a) Common equivalent shares include warrants and stock options issuable for little or no cash consideration.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)



(b) Other warrants and stock options are considered in diluted earnings per share when dilutive. The Company used the average book value of its common stock in calculating the common equivalent shares as required by statement of Financial Accounting Standards No. 128 due to the fact that the Company's stock had extremely limited trading volume during the period.

(c) Options to purchase 1,322,222 and 1,272,222 shares of common stock were outstanding at December 31, 2001 and 2002 respectively but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average book value of the common stock.

15.    STOCK OPTIONS

         In 2002, 65,000 additional stock options were granted at an exercise price of $8.50 per share and 115,000 stock options were terminated.

         In 2001, 440,000 additional stock options were granted at an exercise price of $8.50 per share and 100,000 stock options were cancelled. In addition, the Company approved the reduction of the exercise price per share of stock options held by certain employees relating to 160,000 shares at prices of $10.00 to $14.00 to $8.50, of which 150,000 shares are subject to options held by executive officers.

         Prior to 2001, the Company granted stock options to purchase 982,222 shares of Common Stock in the Company at a weighted average exercise price of $11.64 to certain key employees.

         The exercise prices of the stock options were not less than the estimated fair market value of the shares at the time the options were granted. Generally, these stock options become exercisable over a five-year vesting period and expire 10 years from the date of the grant. Options granted for the Common Stock are as follows:



                                                                       SHARES            EXERCISE PRICE
                                                                    -------------      -----------------
December 31, 2001...........................................           1,322,222         $8.50 - $16.00
Options Granted.............................................              65,000         $8.50
Options Canceled............................................            (115,000)        $8.50
Options Exercised...........................................                  --
                                                                    -------------
December 31, 2002...........................................           1,272,222
                                                                    -------------
                                                                    -------------

         The following table summarizes information about stock options outstanding at December 31, 2002.



                                                      OUTSTANDING                               EXERCISABLE
                                    ------------------------------------------------  ------------------------------
                                                                                          AVERAGE         AVERAGE
                                                                                          EXERCISE       EXERCISE
EXERCISE PRICE RANGE                   SHARES        AVERAGE LIFE(a)        PRICE          SHARES          PRICE
---------------------------------   ------------   ------------------     ----------  --------------   -------------
$8.50-$9.99...................          525,000              8.1            $  8.50       295,000          $  8.50
$10.00-11.99..................          386,112              4.0             $10.00       386,112           $10.00
$12.00-14.99..................          216,666              4.0             $13.00       216,666           $13.00
$15.00 and over...............          144,444              4.0             $15.50       144,444           $15.50
---------------------------------   ------------   ------------------     ----------  --------------   -------------
Total.........................        1,272,222              5.7             $10.52     1,042,222           $10.96
---------------------------------   ------------   ------------------     ----------  --------------   -------------
---------------------------------   ------------   ------------------     ----------  --------------   -------------


(a)   Average contractual life remaining in years.

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)



         The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002: risk-free interest rates of 4.9%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 0; and a weighted-average expected life of the option of 8.8 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):



                                                                              YEAR ENDED DECEMBER 31
                                                                         2000             2001              2002
-------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                          $(8,091)        $(10,459)           $ 4,307

DEDUCT:  Total  stock-based   employee   compensation  expense
determined  under fair value based method for all awards,  net
of related tax effects.                                                 --                --                    312
                                                                      -----------    ------------         ----------
Pro forma net income (loss)                                              (8,091)         (10,459)             3,995
                                                                      -----------    ------------         ----------

Income (loss) per share:

Basic and diluted, as reported                                         $  (1.53)      $    (1.81)         $    0.25

Basic and diluted, pro forma                                           $  (1.53)      $    (1.81)         $    0.20
--------------------------------------------------------------------------------------------------------------------

         The impact of SFAS 123 may not be representative of the effect on income in the future years because options vest over several years and additional option grants may be made each year.

16.    CONTINGENCIES

         The Company is currently undergoing an audit by the Canada Customs and Revenue Agency for its 1996 to 2000 taxation years. It is not possible at this time to determine the amount of the liability that may arise as a result of this audit.

         Other than certain legal proceedings arising from the ordinary course of business, which we believe will not have a material adverse effect, either individually or collectively, on the financial position, results of operations or cash flows, there is no other litigation pending or threatened against us.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)



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

INFORMATION ABOUT SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

         For the year ended and as at December 31, 2000:



                                                               EQUIPMENT           APPAREL          SEGMENT TOTALS
---------------------------------------------------------- ------------------ ------------------- --------------------
Net Sales.............................................         $141,102            $53,361            $194,463
Gross profit..........................................           55,737             21,781              77,518
Inventory.............................................           28,653             13,457              42,110
Goodwill and Excess Reorganizational Value............           66,778              9,917              76,695
---------------------------------------------------------- ------------------ ------------------- --------------------


         For the year ended and as at December 31, 2001:




                                                               EQUIPMENT           APPAREL          SEGMENT TOTALS
---------------------------------------------------------- ------------------ ------------------- --------------------
Net Sales.............................................         $135,160           $ 63,027            $198,187
Gross profit..........................................           53,329             26,364              79,693
Inventory.............................................           25,750             17,115              42,865
Goodwill and Excess Reorganizational Value............           60,549              8,701              69,250
---------------------------------------------------------- ------------------ ------------------- --------------------


         For the year ended and as at December 31, 2002:


                                                               EQUIPMENT           APPAREL          SEGMENT TOTALS
---------------------------------------------------------- ------------------ ------------------- --------------------
Net Sales                                                      $141,427           $ 71,266            $212,693
Gross profit                                                     56,830             34,856              91,686
Inventory                                                        29,011             15,343              44,354
Goodwill and Excess Reorganizational Value                       58,145              7,203              65,348
---------------------------------------------------------- ------------------ ------------------- --------------------

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)




RECONCILIATION OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS FOR THE YEARS ENDED DECEMBER 31:


SEGMENT PROFIT OR LOSS                                                       2000           2001            2002
----------------------------------------------------------------------- --------------- -------------- ---------------
Gross Profit.......................................................            $77,518        $79,693         $91,686
Unallocated amounts:
  Selling, general and administrative expenses.....................             65,356         61,768          64,303
  Restructuring and unusual charges................................                 --          4,495             496
  Amortization of excess re-organizational value and goodwill......              4,500          4,390              --
  Other expense, net...............................................              (911)            538           1,311
  Interest expense.................................................             15,668         16,298          15,469
Foreign exchange (gain) loss.......................................              (297)        (1,803)              85
----------------------------------------------------------------------- --------------- -------------- ---------------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM...........           $(6,798)       $(5,993)         $10,022
----------------------------------------------------------------------- --------------- -------------- ---------------



SEGMENT ASSETS                                                               2000           2001            2002
----------------------------------------------------------------------- --------------- -------------- ---------------
Total assets for reportable segments...............................         $ 42,110    $   42,865      $  44,354
Unallocated amounts:
  Cash.............................................................            2,423         6,503         19,484
  Account receivable...............................................           39,376        50,551         56,986
  Prepaid expenses.................................................            3,931         4,891          4,802
  Income taxes and other receivables...............................            4,043         1,718          8,080
  Property, plant and equipment, net...............................           21,142        16,834         15,318
  Intangible, net..................................................           76,695        69,250         65,348
  Other assets, net................................................            5,859         6,811          8,581
----------------------------------------------------------------------- --------------- -------------- ---------------
TOTAL ASSETS.......................................................         $195,579      $199,423       $222,953
----------------------------------------------------------------------- --------------- -------------- ---------------


GEOGRAPHIC INFORMATION (BASED ON CUSTOMER LOCATION)



NET SALES                                                                    2000           2001            2002
----------------------------------------------------------------------- --------------- -------------- ---------------
United States......................................................         $ 85,952      $ 89,069       $ 90,264
Canada.............................................................           65,411        62,903         67,972
Sweden.............................................................           20,273        20,593         25,287
Finland and other..................................................           25,827        25,622         29,170
----------------------------------------------------------------------- --------------- -------------- ---------------
TOTAL NET SALES....................................................         $194,463      $198,187       $212,693
----------------------------------------------------------------------- --------------- -------------- ---------------


18A.   NEW ACCOUNTING PRONOUNCEMENTS ADOPTED

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under the new rules, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests using a two-step process. The first step is to screen for potential impairment, while the second step measures the amount of impairment, if any. Other intangible assets will continue to be amortized over their estimated useful lives (See Note 1 (N)).

         In August 2001, the FASB issued SFAS No. 144, IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Under the new rules, assets held for sale are recorded at the lower of the assets' carrying amounts and fair values and would cease to be depreciated. The Company adopted the Statement as of January 1, 2002, and no significant transition adjustment resulted from its adoption.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)



         In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. Statement 148 amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, INTERIM FINANCIAL REPORTING to required disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The provision of SFAS 148 are applicable for fiscal years ending after December 15, 2002 and we have adopted this statement in our financial statements for the year ended December 31, 2002

         In November 2002, FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS ["FIN 45"] which requires certain guarantees to be recorded at fair value and increases the disclosure requirements for guarantees even if the likelihood of making any payments is under the guarantee in remote. The initial recognition and measurement provision of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The increased disclosure requirements are effective for fiscal years ending after December 15, 2002 and have been adopted by the Company in the consolidated financial statements for the year ended December 31, 2002.

18b)   NEW ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

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

         In July 2002, FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING) ". SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized at the time when the liability is incurred. SFAS No.146 eliminates the definition and requirement for recognition of exit costs at the date of an entity's commitment to an exit plan in Issue 94-3. The Company will adopt SFAS No.146 for exit and disposal activities initiated after December 31, 2002.

         As mentioned in note 18a, the provision of FIN 45 relating to initial recognition and measurement are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company will adopt these provisions of FIN 45 for guarantees issued or modified after December 31, 2002 on January 1, 2003.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)


19. SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

         THC's and Sport Maska Inc.'s payment obligations under the Notes [See
Note 4b] are guaranteed by certain subsidiaries of THC's and Sport Maska Inc.'s wholly-owned subsidiaries [the "Other Guarantors"], excluding the Finnish subsidiaries, and a pledge of the first-tier Finnish subsidiary. Such guarantees are full, unconditional and joint and several. The security interest in the assets of the Company`s Swedish subsidiaries (other than intellectual property) is limited to $15,000. Under the Company's revolving credit facilities, both Sport Maska Inc. and Maska U.S., Inc. are restricted from paying dividends on the common and preferred stock. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations and statements of cash flows information for THC, Sport Maska Inc., Other Guarantors and for the Company's other subsidiaries [the "Non-Guarantor Subsidiaries"] which have been included in the eliminations column. The supplemental financial information reflects the investments of THC, Sport Maska Inc. and the Other Guarantors in the Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information also reflects pushdown of the Company's loan with Caisse and its replacement with the Notes.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands of US$, except share data)




AS AT DECEMBER 31, 2002              The Hockey     Sport Maska Inc.     Guarantors         Other/            TOTAL
                                       Company                                           Eliminations
                                  ----------------------------------------------------------------------------------------
ASSETS


     Cash and cash equivalents             $      -        $    4,002       $    7,066        $    8,416      $    19,484
     Accounts receivable, net                     -            20,320           35,661             1,005           56,986
     Inventories                                  -            32,972            9,341             2,041           44,354
     Prepaid expenses                           811             2,113            1,676               202            4,802
     Deferred income taxes and
     other receivables                          420               464            7,196                 -            8,080
     Intercompany accounts                   78,377            18,534            7,799         (104,710)                -
                                  ----------------------------------------------------------------------------------------
Total current assets                         79,608            78,405           68,739          (93,046)          133,706
Property, plant and equipment,
     net of accumulated
     depreciation                                 -            11,338            2,009             1,971           15,318
Intangible and other assets                   2,056            27,285           43,617               971           73,929
Investments in subsidiaries                  43,905                 -           38,334          (82,239)                -
Intercompany accounts                        11,092                 -           25,000          (36,092)                -
                                  ----------------------------------------------------------------------------------------
     Total assets                       $   136,661       $   117,028      $   177,699      $  (208,435)      $   222,953
                                  ----------------------------------------------------------------------------------------
                                  ----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS'
     EQUITY

Liabilities
     Short-term borrowings                $       -         $       -        $       -         $       -        $       -
     Accounts payable and
     accrued liabilities                      2,191            11,423            8,873             1,352           23,839
     Income taxes payable                         -             3,234            1,217               374            4,825
     Current portion of long
         term debt                                -                 -              288                 -              288
     Intercompany accounts                      932             9,421           97,619         (107,972)                -
                                  ----------------------------------------------------------------------------------------
     Total current liabilities                3,123            24,078          107,997         (106,246)           28,952
Long-term debt                               36,833            61,833           25,200                 -          123,866
Deferred income taxes and other
     long-term liabilities                    8,155             2,130            1,508           (1,582)           10,211
Intercompany accounts                        25,000                 -           11,092          (36,092)                -
                                  ----------------------------------------------------------------------------------------
     Total liabilities                       73,111            88,041          145,797         (143,920)          163,029


13% Pay-in-Kind preferred stock              11,715                 -                -                 -           11,715
                                  ----------------------------------------------------------------------------------------

Stockholders' equity
Common stock, par value $0.01
     per share                                   70            29,522            4,976          (34,498)               70
Common stock purchase warrants                1,665                 -                -                 -            1,665
Additional paid-in capital                   69,965                 -           19,344          (19,344)           69,965
Retained earnings (Deficit)                (20,303)               135            6,912           (7,047)         (20,303)
Accumulated other comprehensive
     loss                                       438             (670)              670           (3,626)          (3,188)
                                  ----------------------------------------------------------------------------------------
     Total stockholders' equity              51,835            28,987           31,902          (64,515)           48,209
                                  ----------------------------------------------------------------------------------------
     Total liabilities and
     stockholders' equity              $    136,661       $   117,028     $    177,699     $   (208,435)      $   222,953
                                  ----------------------------------------------------------------------------------------
                                  ----------------------------------------------------------------------------------------

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands of US$, except share data)



AS AT DECEMBER 31, 2001              The Hockey     Sport Maska Inc.     Guarantors         Other/            TOTAL
                                       Company                                           Eliminations
                                  ----------------------------------------------------------------------------------------
ASSETS

     Cash and cash equivalents             $      -          $      6       $    2,002        $    4,495       $    6,503
     Accounts receivable, net                     -            17,615           32,268               668           50,551
     Inventories                                  -            27,539           15,726             (400)           42,865
     Prepaid expenses                           790             2,438            1,581                82            4,891
     Deferred income taxes and
     other receivable                           420             1,187              111                 -            1,718
     Intercompany accounts                   66,325            35,262           33,492         (135,079)                -
                                  ----------------------------------------------------------------------------------------
     Total current assets                    67,535            84,047           85,180         (130,234)          106,528
Property, plant and equipment,
     net of accumulated
     depreciation                                 -            12,579            2,199             2,056           16,834
Intangible and other assets
                                              1,119            25,781           48,606               555           76,061
Investments in subsidiaries                  36,769                 -           43,470          (80,239)                -
Intercompany accounts                        11,092                 -           24,058          (35,150)                -
                                  ----------------------------------------------------------------------------------------
     Total assets                       $   116,515        $  122,407      $   203,513      $  (243,012)      $   199,423
                                  ----------------------------------------------------------------------------------------
                                  ----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS'
     EQUITY

Liabilities
     Short-term borrowings                $       -        $   12,769       $   15,023         $       -      $    27,792
     Accounts payable and
     accrued liabilities                        933            10,961            8,744               232           20,870
     Income taxes payable                         -             2,046            1,265               159            3,470
     Current portion of long
         term debt                                -                 -              243                 -              243
     Intercompany accounts                    1,534            27,309           84,437         (113,280)                -
                                  ----------------------------------------------------------------------------------------
     Total current liabilities                2,467            53,085          109,712         (112,889)           52,375
Long-term debt                               22,586            39,279           24,485                 -           86,350
Deferred income taxes and other
     long-term liabilities                    5,779             2,135            1,122           (2,129)            6,907
Intercompany accounts                        24,058                 -           43,930          (67,988)                -
                                  ----------------------------------------------------------------------------------------
     Total liabilities                       54,890            94,499          179,249         (183,006)          145,632


13% Pay-in-Kind preferred stock              11,571                 -                -                 -           11,571
                                  ----------------------------------------------------------------------------------------

Stockholders' equity
Common stock, par value $0.01
      per share,                                 65            29,281            4,770          (34,051)               65
Common stock purchase warrants,               5,115                 -                -                 -            5,115
Additional paid-in capital                   66,515                 -           19,344          (19,344)           66,515
Deficit                                    (22,089)             (668)              799             (132)         (22,090)
Accumulated other comprehensive
     loss                                       448             (705)            (649)           (6,479)          (7,385)
                                  ----------------------------------------------------------------------------------------
     Total stockholders' equity              50,054            27,908           24,264          (60,006)           42,220
                                  ----------------------------------------------------------------------------------------
     Total liabilities and
     stockholders' equity               $   116,515       $   122,407      $   203,513     $   (243,012)      $   199,423
                                  ----------------------------------------------------------------------------------------
                                  ----------------------------------------------------------------------------------------

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands of US$, except share data)




FOR THE YEAR ENDED                   The Hockey     Sport Maska Inc.     Guarantors         Other/            TOTAL
 DECEMBER 31, 2002                     Company                                           Eliminations
Net sales                                  $      -       $   118,983      $   131,312      $   (37,602)      $   212,693
Cost of goods sold before
    restructuring and unusual
    charges                                       -            77,993           88,002          (46,605)          119,390

Restructuring and unusual charges                 -             1,617                -                 -            1,617
                                  ----------------------------------------------------------------------------------------
       Gross profit                               -            39,373           43,310             9,003           91,686
Selling, general and
    administrative expenses
    before restructuring and
    unusual charges                             256            27,267           32,831             3,949           64,303
Restructuring and unusual
    charges                                       -               139              364               (7)              496
                                  ----------------------------------------------------------------------------------------
       Operating income (loss)                (256)            11,967           10,115             5,061           26,887
Other expense (income), net [1]             (7,088)               303          (2,294)            10,390            1,311
Interest expense                              1,664             7,830            6,214             (239)           15,469
Foreign exchange loss                             -                27               58                 -               85
                                  ----------------------------------------------------------------------------------------
Income (loss) before income
    taxes and extraordinary item              5,168             3,807            6,137           (5.090)           10,022
Income taxes                                      -             1,517            (893)             1,826            2,450
                                  ----------------------------------------------------------------------------------------
Income (loss) before
    extraordinary item                        5,168             2,290            7,030           (6,916)            7,572
Extraordinary item
Loss on early extinguishing of
    debt, net                                   861             1,486              918                 -            3,265
                                  ----------------------------------------------------------------------------------------
Net income (loss)                        $    4,307         $     804      $     6,112      $    (6,916)      $     4,307
                                  ----------------------------------------------------------------------------------------
                                  ----------------------------------------------------------------------------------------

[1] Other expense, net for the Hockey Company and Other Guarantors includes equity in net income (loss) of subsidiaries of $7,136 and $3,253, respectively, offset by a dividend receivable of nil and $8,389, respectively.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands of US$, except share data)




FOR THE YEAR ENDED                   The Hockey     Sport Maska Inc.     Guarantors         Other/            TOTAL
 DECEMBER 31, 2001                     Company                                           Eliminations
Net sales                                 $       -       $   122,769      $   120,047      $   (44,629)      $   198,187
Cost of goods sold before
    restructuring and unusual
    charges                                       -            88,911           78,991          (50,606)          117,296

Restructuring and unusual charges                 -             1,198                -                 -            1,198
                                  ----------------------------------------------------------------------------------------
       Gross profit                               -            32,660           41,056             5,977           79,693
Selling, general and
    administrative expenses
    before restructuring and
    unusual charges                              59            25,547           33,531             2,631           61,768
Restructuring and unusual
charges                                           -             2,424            2,071                 -            4,495
Amortization of excess
    reorganization value and
    goodwill                                      -             1,253            3,345             (208)            4,390
                                  ----------------------------------------------------------------------------------------
       Operating income (loss)                 (59)             3,436            2,109             3,554            9,040
Other expense (income), net [1]               7,570             (335)          (1,727)           (4,970)              538
Interest expense                              3,532             7,768            5,183             (185)           16,298
Foreign exchange loss (gain)                  (990)                92            (905)                 -          (1,803)
                                  ----------------------------------------------------------------------------------------
Income (loss) before income
    taxes and extraordinary item           (10,171)           (4,089)            (442)             8,709          (5,993)
Income taxes                                      -               176            2,256               943            3,375
                                  ----------------------------------------------------------------------------------------
Income (loss) before
    extraordinary item                     (10,171)           (4,265)          (2,698)             7,766          (9,368)
Extraordinary item
Loss on early extinguishing of
    debt, net                                   288               499              304                 -            1,091
                                  ----------------------------------------------------------------------------------------
Net income (loss)                      $   (10,459)      $    (4,764)     $    (3,002)       $     7,766     $   (10,459)
                                  ----------------------------------------------------------------------------------------
                                  ----------------------------------------------------------------------------------------

 [1] Other expense, net for the Hockey Company and Other Guarantors includes equity in net income (loss) of subsidiaries of $(7,506) and $2,028, respectively.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands of US$, except share data)



FOR THE YEAR ENDED                   The Hockey     Sport Maska Inc.     Guarantors         Other/            TOTAL
 DECEMBER 31, 2000                     Company                                           Eliminations
Net sales                                 $       -       $   119,983      $   104,925      $   (30,445)      $   194,463

Cost of goods sold                                -            88,309           65,132          (36,496)          116,945
                                  ----------------------------------------------------------------------------------------
       Gross profit                               -            31,674           39,793             6,051           77,518
Selling, general and
    administrative expenses                      15            29,403           33,012             2,926           65,356
Amortization of excess
reorganization value and goodwill                 -             1,306            3,391             (197)            4,500
                                  ----------------------------------------------------------------------------------------
       Operating income (loss)                 (15)               965            3,390             3,322            7,662
Other expense (income), net [1]               5,235           (1,495)          (2,090)           (2,561)            (911)
Interest expense                              3,372             7,497            4,763                36           15,668
Foreign exchange loss (gain)                  (531)               374             (14)             (126)            (297)
                                  ----------------------------------------------------------------------------------------
Loss before income taxes                    (8,091)           (5,411)              731             5,973          (6,798)
Income taxes                                      -             (643)              853             1,083            1,293
                                  ----------------------------------------------------------------------------------------
Net loss                                    (8,091)           (4,768)            (122)             4,890          (8,091)
                                  ----------------------------------------------------------------------------------------
                                  ----------------------------------------------------------------------------------------

[1] Other expense, net for the Hockey Company and Other Guarantors includes equity in net income (loss) of subsidiaries of $(5,264) and 1,767, respectively.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands of US$, except share data)





FOR THE YEAR ENDED                         The Hockey      Sport Maska      Guarantors        Other/           TOTAL
 DECEMBER 31, 2002                           Company          Inc.                         Eliminations
                                         ---------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES                      $ (14,773)        $  (137)         $ 21,807        $  5,105        $ 12,002
                                         ---------------------------------------------------------------------------------

 INVESTING ACTIVITIES:
 Purchases of fixed assets                             -         (1,401)            (197)           (304)         (1,902)
                                         ---------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
    INVESTING ACTIVITIES                               -         (1,401)            (197)           (304)         (1,902)
                                         ---------------------------------------------------------------------------------

 FINANCING ACTIVITIES:
 Short-term debt borrowings, net                       -        (12,948)         (15,023)               -        (27,971)
 Principal payments on debt                     (21,853)        (39,470)         (25,260)               -        (86,583)
 Proceeds from long-term debt                     36,965          61,901           25,000               -         123,866
 Issuance of warrants                                  5               -                -               -               5
 Deferred financing costs                          (344)         (3,923)          (1,794)         (1,854)         (7,915)
                                         ---------------------------------------------------------------------------------
 NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                    14,773           5,560         (17,077)         (1,854)           1,402
                                         ---------------------------------------------------------------------------------

 Effects of currency translation on
    cash item                                          -            (28)              531             976           1,479
                                         ---------------------------------------------------------------------------------
 INCREASE IN CASH                                      -           3,994            5,064           3,923          12,981
 Cash & investments at beginning of
    period                                             -               6            2,002           4,495           6,503
                                         ---------------------------------------------------------------------------------
 Cash & investments at end of period              $    -        $  4,000        $   7,066        $  8,418       $  19,484
                                         ---------------------------------------------------------------------------------
                                         ---------------------------------------------------------------------------------

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands of US$, except share data)




FOR THE YEAR ENDED                         The Hockey      Sport Maska      Guarantors        Other/           TOTAL
 DECEMBER 31, 2001                           Company          Inc.                         Eliminations
                                         ---------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES                        $    498      $  (5,531)       $  (6,412)       $   2,323      $  (9,122)
                                         ---------------------------------------------------------------------------------

 INVESTING ACTIVITIES:
 Purchases of fixed assets                             -         (1,288)             (97)            (93)         (1,478)
 Proceeds from sale of fixed assets &
    other                                              -             715              765         (1,139)             341
                                         ---------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
INVESTING ACTIVITIES                                   -           (573)              668         (1,232)         (1,137)
                                         ---------------------------------------------------------------------------------

 FINANCING ACTIVITIES:
 Short-term debt borrowings, net                       -           6,957            9,103               -          16,060
 Principal payments on debt                            -               -            (245)               -           (245)
 Proceeds from long-term debt                        370             307                -               -             677
 Issuance of warrants                              3,450               -                -               -           3,450
 Deferred financing costs                        (4,318)         (2,060)          (1,541)           2,374         (5,545)
                                         ---------------------------------------------------------------------------------
 NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                     (498)           5,204            7,317           2,374          14,397
                                         ---------------------------------------------------------------------------------

 Effects of currency translation on
    cash item                                          -            (19)             (87)              48            (58)
                                         ---------------------------------------------------------------------------------
 INCREASE (DECREASE) IN CASH                           -           (919)            1,486           3,513           4,080
 Cash & investments at beginning of
    period                                             -             925              516             982           2,423
                                         ---------------------------------------------------------------------------------
 Cash & investments at end of period             $     -         $     6        $   2,002       $   4,495       $   6,503
                                         ---------------------------------------------------------------------------------
                                         ---------------------------------------------------------------------------------





FOR THE YEAR ENDED                         The Hockey      Sport Maska      Guarantors        Other/           TOTAL
 DECEMBER 31, 2000                           Company          Inc.                         Eliminations
                                         ---------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES                      $    2,148        $  2,097         $  7,727     $   (6,731)       $   5,241
                                         ---------------------------------------------------------------------------------

 INVESTING ACTIVITIES:
 Purchases of fixed assets                             -         (3,100)            (303)           (155)         (3,558)
 Proceeds from sale of fixed assets &
    other                                              -              30          (1,271)               -         (1,241)
                                         ---------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                 -         (3,070)          (1,574)           (155)         (4,799)
                                         ---------------------------------------------------------------------------------

 FINANCING ACTIVITIES:
 Short-term debt borrowings, net                       -           2,568          (8,004)           4,032         (1,404)
 Principal payments on debt                            -               -            (138)               -           (138)
 Proceeds from long-term debt                          -               -            1,092              47           1,139
 Deferred financing costs                        (2,148)           (427)            (228)           1,937           (866)
                                         ---------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                         (2,148)           2,141          (7,278)           6,016         (1,269)
                                         ---------------------------------------------------------------------------------

 Effects of currency translation on
    cash item                                          -              12             (80)           (201)           (269)
                                         ---------------------------------------------------------------------------------
 INCREASE (DECREASE) IN CASH                           -           1,180          (1,205)         (1,071)         (1,096)
 Cash & investments at beginning of
    period                                             -           (255)            1,721           2,053           3,519
                                         ---------------------------------------------------------------------------------
 Cash & investments at end of period             $     -       $     925          $   516         $   982       $   2,423
                                         ---------------------------------------------------------------------------------
                                         ---------------------------------------------------------------------------------

Schedule II

                               THE HOCKEY COMPANY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                             (IN THOUSANDS, OF US$)


                                         BALANCE AT       CHARGED TO                                     BALANCE AT
                                        DECEMBER 31,      COSTS AND      TRANSLATION                    DECEMBER 31,
DESCRIPTION                                 1999           EXPENSES      ADJUSTMENTS     DEDUCTIONS         2000
-------------------------------------- ---------------- --------------- -------------- --------------- ----------------
Allowance for doubtful accounts         $   2,237        $     556      $    (28)       $  (743) (A)    $   2,022
Allowance for returns, discounts,
   rebates and cooperative
   advertising                              5,541            4,957          (131)        (4,760) (B)        5,607
Allowance for excess, obsolete
   and slow moving inventories              2,369            2,302           (55)          (726)            3,890
Product warranty provision             $      784         $  1,195       $    --        $(1,115)       $      864
-------------------------------------- ---------------- --------------- -------------- --------------- ----------------



                                         BALANCE AT       CHARGED TO                                     BALANCE AT
                                        DECEMBER 31,      COSTS AND      TRANSLATION                    DECEMBER 31,
DESCRIPTION                                 2000           EXPENSES      ADJUSTMENTS     DEDUCTIONS         2001
-------------------------------------- ---------------- --------------- -------------- --------------- ---------------
Allowance for doubtful accounts         $   2,022       $    1,381      $    (55)       $  (511) (A)   $    2,837
Allowance for returns, discounts,
   rebates and cooperative
   advertising                              5,607            5,804          (211)        (4,253) (B)        6,947
Allowance for excess, obsolete and
   slow moving inventories                  3,890            1,242          (111)        (2,453)            2,568
Product warranty provision             $      864       $    1,063      $    (21)       $  (965)       $       941
-------------------------------------- ---------------- --------------- -------------- --------------- ---------------



                                         BALANCE AT       CHARGED TO                                     BALANCE AT
                                        DECEMBER 31,      COSTS AND      TRANSLATION                    DECEMBER 31,
DESCRIPTION                                 2001           EXPENSES      ADJUSTMENTS     DEDUCTIONS         2002
-------------------------------------- ---------------- --------------- -------------- --------------- ---------------
Allowance for doubtful accounts         $   2,837       $    1,553      $     24        $(1,335)        $   3,079
Allowance for returns, discounts,
   rebates and cooperative
   advertising                              6,947            8,039            79         (5,790)            9,275
Allowance for excess, obsolete and
   slow moving inventories                  2,568              666            50             --             3,284
Product warranty provision             $      941       $    1,348       $   (24)       $(1,085)        $   1,180

-------------------------------------- ---------------- --------------- -------------- --------------- ---------------

----------------------

(A)   Accounts written off as non-collectible, net of recoveries

(B) Deductions taken by customers.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


NAME                                               AGE                              POSITION
----------------------------------------------- ---------- -----------------------------------------------------------
Greg S. Feldman (1)                                46      Chairman of the Board
Matthew H. O'Toole                                 40      Chief Executive Officer, President and Director
Robert A. Desrosiers                               53      Chief Financial Officer and Vice President, Finance and
                                                              Administration
Johnny Martinsson                                  59      Senior Vice President, European Division
John Pagotto                                       48      Vice President, Equipment Division
Michel Ravacley                                    49      Vice President, Global Operations
Len Rhodes                                         39      Vice President, Global Marketing
Raymond Riccio                                     35      Vice President, Apparel Division

Phil Bakes                                         57      Director
Michel Baril                                       48      Director
Paul M. Chute (1)                                  48      Director
Jason B. Fortin (2)                                32      Director
James C. Pendergast (1) (2)                        46      Director
Roger Samson (2)                                   61      Director

(1)  MEMBER OF COMPENSATION COMMITTEE

(2)  MEMBER OF AUDIT COMMITTEE

         GREG S. FELDMAN became a Director in July 1998 and Chairman of the Board in November 2001. Mr. Feldman is co-founder and has been the Managing Partner of Wellspring Capital Management LLC since its inception in January 1995. Wellspring is a New York based private equity firm. Mr. Feldman is a director of six private companies controlled by Wellspring.

         MATTHEW H. O'TOOLE was appointed President in January 2001, became a Director in May 2001, and was named Chief Executive Officer, effective as of September 2001. Mr. O'Toole is a 19-year veteran of the sporting goods industry joining us in May 1999 as Senior Vice President, Sales and Marketing. Before that he served one year as Vice President of Sales and Marketing for Teardrop Golf Company. From 1994 to 1998, he served as Vice President of Sales for Tommy Armour Golf Company (a subsidiary of US Industries).

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

         JOHN PAGOTTO became Vice President, Equipment Division, in July 2001, upon joining us. Previously, Mr. Pagotto served one year as Vice President, Brand Management, at Bauer Nike Hockey Inc. Mr. Pagotto has a 23-year career in the hockey industry and, prior to joining Bauer Nike Hockey Inc., was Vice President and General Manager of the Karhu Hockey Division, Sports Holdings Corp.

         MICHEL RAVACLEY became Vice President, Global Operations, in June 2002 upon joining us. Previously, Mr. Ravacley served four years as Vice President, Supply Chain and ITS at ALDO Group and prior to joining

ALDO Group was Partner-in-Charge of KPMG Management Consulting where, among his many responsibilities, he managed the reengineering and implementation of supply chain processes and information systems.

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

BOARD OF DIRECTORS

         Our Board of Directors has responsibility for establishing broad corporate policies and for overseeing our performance, although it is not involved in day-to-day operations. Members of the Board are kept informed of our business by various reports and documents sent on a regular basis as well as by operating and financial reports presented at Board and various Committee meetings. The Board of Directors held 8 meetings during 2002.

         We currently have an audit committee and a compensation committee. None of the members of the audit committee and the compensation committee are employees of the Company or any of our subsidiaries. The mandates of these committees are described below.

         The audit committee is responsible for (i) reviewing and approving the financial statements of the Corporation and related documents, and (ii) reviewing and inquiring into matters affecting financial reporting, the Corporation's system of internal accounting and financial controls and procedures, independence of the external auditors, and the financial and business risks or exposure of the Company. In addition, the audit committee is responsible for recommending to the board the external auditors to be appointed and their remuneration.

         The compensation committee is responsible for reviewing the adequacy and form of compensation of all executives and employees of the Corporation. It is also responsible for reviewing recommendations for the appointment of persons to senior executive positions, considering terms of employment, succession planning and recommending to the board awards of stock options. The compensation committee also approves all employee benefits, including vacation policy, benefits plans and automobile allowances granted to officers and employees of the Company.

         Directors do not receive any compensation for services rendered in their capacity as such; however, they do receive reimbursement of reasonable out-of-pocket expenses in respect of attendance at meetings.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following Summary Compensation Table sets forth certain information for the year ended December 31, 2002 concerning the cash and non-cash compensation earned by or awarded to the Chief Executive Officer and our four other most highly compensated executive officers as of December 31, 2002 and as of the date hereof:


                                                            ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                                                  ------------------------------------------ -----------------------------
                                                                                              SECURITIES
                                                                              OTHER ANNUAL    UNDERLYING      ALL OTHER
                                                   SALARY        BONUS       COMPENSATION(1)    OPTIONS      COMPENSATION
NAME AND POSITION                    YEAR           ($)           ($)              ($)             (#)            ($)
--------------------------------    -----         --------     ---------    ----------------  -----------   --------------
Matthew H. O'Toole.............      2002          242,029      180,425             --              --             --
President and Chief                  2001          192,308      127,151             --         150,000             --
Executive Officer                    2000          151,670       60,668             --              --             --

Robert A. Desrosiers...........      2002          147,765       56,976             --              --             --
Chief Financial Officer and          2001           88,119       47,470             --          35,000             --
Vice President, Finance and          2000               --           --             --              --             --
Administration

John Pagotto...................      2002          147,765       50,646             --              --             --
Vice President, Equipment            2001           66,568       39,558             --          35,000             --
Division                             2000               --           --             --              --             --

Raymond Riccio.................      2002          160,000       64,000             --          15,000             --
Vice President, Apparel              2001          150,000       36,945             --          10,000             --
Division                             2000          150,000           --             --              --             --

Michel Ravacley (2)............      2002           83,595       27,770             --          25,000             --
Vice President, Global               2001               --           --             --              --             --
Operations                           2000               --           --             --              --             --

David Terreri (3)                    2002           84,940       25,482                                       268,915
Former Vice President,               2001          203,855       68,495             --              --             --
Distribution and Customer Service    2000          203,855           --             --              --             --

-------------

(1) Includes all other annual compensation not properly categorized as salary or bonus. Certain perquisites that do not exceed 10% of the named individuals' salary are excluded.

(2) Mr. Ravacley joined us in June 2002 and earned an annualized salary of $142,000.

(3) Mr. Terreri ceased to be an executive officer of the Company on May 24, 2002. His annualized salary in 2002 would have been $203,855. The other compensation includes $150,000 paid to Mr. Terreri with respect to stock options owned by him in respect of which he had a guaranteed return and $118,915 in termination pay. A balance of $135,903 in termination pay will be paid to Mr. Terreri in 2003.




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

STOCK OPTIONS GRANTED IN 2002


         The following table provides a summary of all options to purchase or acquire securities of the Corporation or any of its subsidiaries made during the most recently completed financial year to each of the Named Executive Officers.

                            OPTION GRANTS DURING 2002

                                                                                       MARKET VALUE
                                                       % OF TOTAL                      OF SECURITIES
                                       SECURITIES        OPTIONS                        UNDERLYING
                                     UNDER OPTIONS     GRANTED TO      EXERCISE OR    OPTIONS ON THE
                                        GRANTED       EMPLOYEES IN      BASE PRICE     DATE OF GRANT     EXPIRATION
NAME AND POSITION                         (#)        FINANCIAL YEAR   ($/SECURITY)(1) ($/SECURITY)(2)       DATE
----------------------------------- --------------  ---------------  ---------------- ---------------  --------------
Matthew H. O'Toole.................       ---              ---             ---              ---             ---
   President and Chief Executive
   Officer

Robert A. Desrosiers...............       ---              ---             ---              ---             ---
   Chief Financial Officer and
   Vice President, Finance and
   Administration

John Pagotto.......................       ---              ---             ---              ---             ---
   Vice President, Equipment
   Division

Raymond Riccio.....................      15,000            23%          CDN$13.35           N/A        February 11,
   Vice President, Apparel Division                                                                        2012

Michel Ravacley....................      25,000            38%          CDN$13.35           N/A        June 09, 2012
   Vice President, Global
   Operations

David Terreri......................       ---              ---             ---              ---             ---
   Former Vice President,
   Distribution and Customer
   Service

-------------------

(1)  Based on an exchange rate of $1.00 = CDN$1.5702.

(2) The value of unexercised in-the-money options has not been determined due to the extremely limited amount of trading activity in our common stock.

OPTIONS EXERCISED IN 2002 AND VALUE OF OPTIONS AT DECEMBER 31, 2002 SHARES




                                                          NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT YEAR
                                                        OPTIONS HELD AT YEAR END                   END
                                                                   (#)                             ($)
                                SHARES
                               ACQUIRED
                              ON EXERCISE  VALUE
                                          RECEIVED
            NAME                  (#)         ($)     EXERCISABLE  NOT EXERCISABLE   EXERCISABLE   NOT EXERCISABLE
--------------------------   ------------ --------   ------------ -----------------  ------------  ----------------
Matthew H. O'Toole                --          --         140,000         35,000          N/A             N/A
Robert A. Desrosiers              --          --          14,000         21,000          N/A             N/A
John Pagotto                      --          --          14,000         21,000          N/A             N/A
Raymond Riccio                    --          --          10,000         15,000          N/A             N/A
Michel, Ravacley                  --          --           5,000         20,000          N/A             N/A
David, Terreri                    --          --              --             --          --              --


         The value of unexercised in-the-money options at year end has not been determined due to the extremely limited amount of trading activity in our common stock.


EMPLOYMENT CONTRACTS



         Effective January 1, 2001, and further amended on September 26, 2001 to reflect his position as Chief Executive Officer, we entered into an employment agreement with Matthew H. O'Toole, as President and Chief Executive Officer. Mr. O'Toole receives annual compensation of Canadian $437,000, subject to review annually, and is eligible to receive a bonus calculated in accordance with a formula based on our EBITDA up to 75% of then-current salary or, if 110% above budgeted EBITDA is achieved, a larger percentage at the discretion of our board of directors. Mr. O'Toole has also been granted stock options to purchase 175,000 shares of our common stock at an exercise price of $8.50 per share, of which options to purchase 25,000 shares were repriced from $14.00 per share. These options have a term of ten years and vest ratably over five years with all options fully vested upon a change of control and ratably upon a termination of Mr. O'Toole's employment without "cause". Additionally upon a change of control, Mr. O'Toole is entitled to a "success fee" of two times then-current base salary less the current cash value (per share less the exercise price per share multiplied by the number of shares vested) of all vested stock options. Upon notice of termination of employment by us, Mr. O'Toole will be entitled to receive as severance one year's salary.

         Effective May 22, 2001, we entered into an employment contract with Robert A. Desrosiers, as Vice President, Finance and Administration. He was named Chief Financial Officer effective January 2002, with no change in employment terms. Mr. Desrosiers receives annual compensation of Canadian $242,000, subject to annual review. Mr. Desrosiers is also eligible to participate in our bonus plan up to a maximum of 40% of then current salary. Mr. Desrosiers has been granted stock options to purchase 35,000 shares of our common stock at an exercise price of $8.50 per share. These options have a term of ten years, vest ratably over five years commencing on December 31, 2001 and vest upon change in control and ratably upon a termination of Mr. Desrosiers' employment without "cause". Upon notice of termination of employment by us, Mr. Desrosiers will be entitled to receive as severance twelve months' salary and benefits.

         Effective January 1, 1999, as amended September 12, 2001, we entered into an employment contract with Johnny Martinsson, as Senior Vice President, European Division. He currently earns a base salary of SEK 1,000,000 per year, subject to annual review. Mr. Martinsson is also eligible to participate in our bonus plan up to a maximum of 40% of then current salary. Mr. Martinsson has been granted stock options to purchase 35,000 shares of our common stock at an exercise price of $8.50 per share, of which options to purchase 25, 000 shares were repriced from $14.00 per share in 2001. These options have a term of ten years, vest ratably over five years commencing on December 31, 1999 and vest upon change in control and ratably upon a termination of Mr.

Martinsson's employment without "cause". Upon notice of termination of employment by us, Mr. Martinsson will be entitled to receive as severance twelve months' salary and benefits.

         Effective July 16, 2001, we entered into an employment agreement with John Pagotto, as Vice President, Equipment Division. Mr. Pagotto receives annual compensation of Canadian $242,000, subject to annual review. Mr. Pagotto is also eligible to participate in our bonus plan up to a maximum of 40% of then current salary. Mr. Pagotto has been granted stock options to purchase 35,000 shares of our common stock at an exercise price of $8.50 per share. These options have a term of ten years, vest ratably over five years commencing on December 31, 2001 and vest upon change in control and ratably upon a termination of Mr. Pagotto's employment without "cause". Upon notice of termination of employment by us, Mr. Pagotto will be entitled to receive as severance twelve months' salary and benefits.

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

         Effective August 16, 1999, as amended February 28, 2001 to extend the term to February 28, 2003 and as amended February 28, 2003 to extend the term to February 28, 2005, we entered into an employment agreement with Raymond Riccio, as Vice President, Apparel Division. The agreement may be renewed by us with 6 months' prior notice. Mr. Riccio receives annual compensation of $165,000, subject to annual review. Mr. Riccio is also eligible to participate in our bonus plan up to a maximum of 40% of then current salary. Mr. Riccio has been granted stock options to purchase 25,000 shares of our common stock at an exercise price of $8.50 per share. These options have a term of ten years, vest rateably over five years and vest upon change in control and rateably upon a termination of Mr. Riccio's employment without "cause". Upon notice of termination of employment by us, Mr. Riccio will be entitled to receive as severance twelve month's salary and benefits.

         Effective June 10, 2002 we entered into an employment contract with Michel Ravacley, as Vice President, Global Operations. Mr. Ravacley receives annual compensation of Canadian $235,000, subject to annual review. Mr. Ravacley is also eligible to participate in our bonus plan up to a maximum of 40% of then current salary. Mr. Ravacley has been granted stock options to purchase 25,000 shares of our common stock at an exercise price of $8.50 per share. These options have a term of ten years, vest ratably over five years commencing on December 31, 2002 and vest upon a change of control and ratably upon a termination of Mr. Ravacley's employment without "cause". Upon notice of termination of employment by us, Mr. Ravacley will be entitled to receive as severance six months' salary and benefits if within the first twelve months of employment and twelve months' salary and benefits if thereafter.

      Effective January 9, 1997, David Terreri was appointed Vice President, Distribution and Customer Service of The Hockey Company. In 2002, his base salary was $203,855 . Mr. Terreri was also eligible to participate in our bonus plan up to a maximum of 40% of then current salary. Mr. Terreri was granted stock options to purchase 50,000 shares of our common stock at an exercise price of $8.50 per share, which were repriced from $10.00 per share. These options had a term of ten years, vested rateably over five years and vested immediately upon a change of control and rateably upon a termination of Mr. Terreri's employment without "cause". As of May 24, 2002, the employment contract with Mr. Terreri was terminated. Upon such termination, $150,000 was paid to Mr. Terreri with respect to stock options owned by him in respect of which he had a guaranteed return and $118,915 was paid in termination pay. A balance of $135,903 in termination pay will be paid to Mr. Terreri in 2003.

DEFINED BENEFIT OR ACTUARIAL PLANS

         Certain of our executive officers have entered into defined benefit supplementary retirement agreements ("SERP"). The SERP benefit equals 2% of base earnings at retirement in excess of $54,000 times years of service. These SERPs are unfunded. During the year ended December 31, 2002, an expense of $607,000, including past service of $473,000, was recorded by us. The balance of the unfunded liability was $818,000 as at December 31, 2002.
         The following table is a summary of the estimated annual benefits payable upon retirement under the SERP(1):



------------------------------ ---------------------------------------------------------------------------------------
        REMUNERATION
           (U.S.$)                                                YEARS OF SERVICE
------------------------------ ---------------------------------------------------------------------------------------
------------------------------ ----------------- ---------------- ----------------- ----------------- ----------------
                                      15               20                25                30               35
------------------------------ ----------------- ---------------- ----------------- ----------------- ----------------
           125,000                 $21,167          $28,222           $35,278           $42,334          $49,389
------------------------------ ----------------- ---------------- ----------------- ----------------- ----------------
           150,000                 $28,667          $38,222           $47,778           $57,334          $66,889
------------------------------ ----------------- ---------------- ----------------- ----------------- ----------------
           175,000                 $36,167          $48,222           $60,278           $72,334          $84,389
------------------------------ ----------------- ---------------- ----------------- ----------------- ----------------
           200,000                 $43,667          $58,222           $72,778           $87,334         $101,889
------------------------------ ----------------- ---------------- ----------------- ----------------- ----------------
           225,000                 $51,167          $68,222           $85,278          $102,334         $119,389
------------------------------ ----------------- ---------------- ----------------- ----------------- ----------------
           250,000                 $58,667          $78,222           $97,778          $117,334         $136,889
------------------------------ ----------------- ---------------- ----------------- ----------------- ----------------
           275,000                 $66,167          $88,222          $110,278          $132,334         $154,389
------------------------------ ----------------- ---------------- ----------------- ----------------- ----------------
           300,000                 $73,667          $98,222          $122,778          $147,334         $171,889
------------------------------ ----------------- ---------------- ----------------- ----------------- ----------------
           400,000                $103,667         $138,222          $172,778          $207,334         $241,889
------------------------------ ----------------- ---------------- ----------------- ----------------- ----------------

-------------------
(1) Pension amounts were calculated by converting base earnings into Canadian dollars, applying the SERP formula, and reconverting the results into U.S. dollars, based on a currency exchange rate of 1.5796.

         Under the plan(s), the following Named Executive Officers have earned the following number of credited years of service at December 31, 2002:

                                                                  PLAN YEARS
                                                                -------------
     Matthew H. O'Toole.................................            3.55
     Robert A. Desrosiers...............................            1.61
     John Pagotto.......................................            1.46
     Raymond Riccio.....................................             ---
     Michel Ravacley....................................            0.56
     David Terreri......................................            6.47

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information regarding beneficial ownership of our common stock as of March 1, 2003, with respect to (a) each person known to be the beneficial owner of more than 5% of the outstanding shares of common stock, (b) our directors, (c) our executive officers and (d) all of our executive officers and directors as a group. (Except as indicated in the footnotes to the table, all such shares of common stock are owned with sole voting power and investment power.)

                                                                                  NO. OF SHARES
NAME OF BENEFICIAL OWNER                                                      BENEFICIALLY OWNED(1)      % OF CLASS
-------------------------------------------------------------------------   -------------------------    -----------
PRINCIPAL STOCKHOLDERS
WS Acquisition LLC(2)...................................................              3,297,814                50.4%
The Equitable Life Assurance Society of the United States(3)............              1,253,684                19.2%
Gerald B. Wasserman(4)..................................................                722,222                10.0%
Phoenix Life Insurance Company(5).......................................                517,322                 7.7%
Caisse de depot et placement du Quebec(6)...............................                539,974                 8.3%
The Northwestern Mutual Life Insurance Company(7).......................                394,015                 6.0%

DIRECTORS

Phil Bakes(8)...........................................................                     --
Michel Baril(9).........................................................                     --
Paul Chute(5)...........................................................                     --
Greg S. Feldman(2)......................................................                     --
Jason B. Fortin(2)......................................................                     --
James C. Pendergast(3)..................................................                     --
Roger Samson(10)........................................................                     --

EXECUTIVE OFFICERS

Matthew O'Toole(11) (12)................................................                140,000                 2.0%
Robert A. Desrosiers(11)................................................                 14,000                 *
John Pagotto(11)........................................................                 14,000                 *
Len Rhodes(11)..........................................................                 10,000                 *
Raymond Riccio(11)......................................................                 10,000                 *
Michel Ravacley(11).....................................................                  5,000                 *
Johnny Martinsson(13)...................................................                 28,000                 *
ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP (14 PERSONS)                            221,000                 3.2%

--------------
*  Less than 1%

1. Beneficial ownership excludes 508,565 shares of our common stock that have not yet been allocated pursuant to the reorganization plan in connection with our bankruptcy. These shares will either be issued to the holders of certain unsecured claims or issued to holders of our outstanding shares of common stock.

2. The address of these owners is 620 Fifth Avenue, New York, New York 10020. WS Acquisition LLC's beneficial ownership includes 7,947 shares indirectly owned through its affiliate, Wellspring Capital Management LLC. Greg S. Feldman is the Managing Member of WS Acquisition LLC. Mr. Feldman disclaims beneficial ownership of the 3,297,814 shares held by WS Acquisition LLC. Jason Fortin's beneficial ownership excludes those shares. Mr. Fortin is a principal of Wellspring Capital Management LLC, an affiliate of WS Acquisition LLC.

3. The address of these owners is 1290 Avenue of the Americas, New York, New York 10104. James C. Pendergast disclaims beneficial ownership of the 1,253,684 shares owned by The Equitable Life Assurance Society of the United States. Mr. Pendergast is a Managing Director of Alliance Corporate Finance Group Inc., an affiliate of the Equitable Life Assurance Society of the United States.

4. The address of this owner is 1839 South Ocean Blvd., Apt 1A, Delray Beach, Florida, 33483. Gerald Wasserman's beneficial ownership consists of 722,222 shares covered by options exercisable within 60 days of March 1, 2003.

5. The address of these owners is 1 American Row, Hartford, Connecticut 06115. Phoenix Life Insurance Company's beneficial ownership includes 159,127 shares covered by warrants exercisable within 60 days of March 1, 2003. Paul M. Chute disclaims beneficial ownership of the 517,322 shares beneficially owned by Phoenix Life Insurance Company. Mr. Chute is a Managing Director of Phoenix Investment Partners Ltd., an affiliate of Phoenix Life Insurance Company.

6. The address of this owner is 2001 McGill College, 6th Floor, Montreal, Quebec, Canada H3A 1G1.

7. The address of this owner is 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202.

8.       The address of this owner is 80 S.W. 8th Street, Miami, FL 33130-3047.

9. The address of this owner is c/o Bombardier, Produits Recreatifs, 1061, rue Parent, St-Bruno, Quebec, Canada J3V 6P1.

10. The address of this owner is 14 Place le Marronnier, St. Lambert, Quebec, Canada J45 1Z7.

11. The address of these owners is c/o The Hockey Company, 3500 Boulevard de Maisonneuve, Montreal, Quebec, Canada H3Z 3C1, unless otherwise indicated. Each of these owners' beneficial ownership consists entirely of shares covered by options exercisable within 60 days of March 1, 2003.

12.      Matthew H. O'Toole is also a director of The Hockey Company.

13. The address of this owner is c/o Jofa AB, S-782 22 Malung, Sweden. This owner's beneficial ownership consists entirely of shares covered by options exercisable within 60 days of March 1, 2003.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 2000, 2001 and 2002, we were charged a management fee of $180,000, $100,000 and $100,000,respectively by Wellspring Capital Management LLC, an affiliate of the controlling stockholder.


ITEM 14.      CONTROLS AND PROCEDURES

         (a)   Evaluation of Disclosure Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) 15d-14(c) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of a date 90 days prior to the filing of this annual report (the "Evaluation Date"). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure and procedures are reasonably effective in alerting management of the Company on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

         (b)   Changes in Internal Controls

         Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.




ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1)Financial Statements required by Part II, Item 8 are included and indexed in Part II, Item 8.

(a)(2)The financial statement schedules filed as part of this report include the following:

                 SCHEDULE                                               PAGE
                 --------                                               ----
  II             Valuation and Qualifying Accounts and Reserves           66

(a)(3)The following is a list of all Exhibits filed as part of this Report:




EXHIBIT NO.          DESCRIPTION
-----------          -----------
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



EXHIBIT NO.          DESCRIPTION
-----------          -----------
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




EXHIBIT NO.          DESCRIPTION
-----------          -----------
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

10.17                Credit Agreement, dated as of November 19, 1998, among Maska U.S., Inc., SHC Hockey Inc., the other
                     Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto from time to time. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated
                     November 19, 1998 (and filed on March 9, 1999) and incorporated herein by reference.

10.18                Credit Agreement, dated as of November 19, 1998, among Sport Maska Inc., Tropsport Acquisitions Inc., the Company, the other Credit Parties signatory thereto, General Electric Capital Canada Inc. and the other Lenders signatory thereto from time to time. Filed as Exhibit 10.2 to the Company's
                     Current Report on Form 8-K dated November 19, 1998 (and filed on March 9, 1999) and incorporated herein by reference.




EXHIBIT NO.          DESCRIPTION
-----------          -----------
10.19                Agreement, dated as of March 14, 2001, among Caisse de depot et placement du Quebec,
                     WS Acquisition LLC and the Company, filed as Exhibit 10.4 to the Company's Current
                     Report on Form 8-K dated March 26, 2001, incorporated herein by reference.

10.20                Registration Rights Agreement, dated as of March 14, 2001, between the Company and Caisse de depot et placement du Quebec, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K
                     dated March 26, 2001, incorporated herein by reference.

10.21                Second Amendment to Credit Agreement, dated as of March 14, 2001, among Maska U.S., Inc., as the borrower, the Credit Parties, the Lenders and General Electric Capital Corporation,
                     as Agent and Lender, filed as Exhibit 10.6 to the Company's Current Report on Form 8-K dated
                     March 26, 2001, incorporated herein by reference.

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

10.23                Pledge and Security Agreement, dated April 3, 2002, among The Hockey Company, Sports Holdings Corp.,
                     Maska U.S., Inc., SLM Trademark Acquisition Corp., WAP Holdings Inc. and The Bank of New York, as
                     Collateral Agent. Filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended
                     December 31, 2001, and incorporated herein by reference.

10.24                General Security Agreement, dated April 3, 2002, by Sport Maska Inc. in favor of BNY Trust
                     Company of Canada, as Collateral Agent. Filed as Exhibit 10.2 to the Company's Current Report
                     on Form 8-K dated April 11, 2002, and incorporated herein by reference.

10.25                General Security Agreement, dated April 3, 2002, by SLM Trademark Acquisition Canada Corp. in favor of BNY Trust Company of Canada, as Collateral Agent. Filed as Exhibit 10.3 to the Company's Current
                     Report on Form 8-K dated April 11, 2002, and incorporated herein by reference.

10.26                Securities Pledge Agreement, dated April 3, 2002, by Sport Maska Inc. in favor of BNY Trust Company of Canada, as Collateral Agent. Filed as Exhibit 10.4 to the Company's Current Report on Form 8-K
                     dated April 11, 2002, and incorporated herein by reference.

10.27                Securities Pledge Agreement, dated April 3, 2002, by SLM Trademark Acquisition Canada Corp. in favor of BNY Trust Company of Canada, as Collateral Agent. Filed as Exhibit 10.5 to the Company's Current
                     Report on Form 8-K dated April 11, 2002, and incorporated herein by reference.

10.28                Deed of Hypothec, dated April 3, 2002, between BNY Trust Company of Canada, as Collateral
                     Agent, and Sport Maska Inc. Filed as Exhibit 10.6 to the Company's Current Report on Form 8-K
                     dated April 11, 2002, and incorporated herein by reference.

10.29                Deed of  Hypothec, dated April 3, 2002, between BNY Trust Company of Canada, as Collateral
                     Agent, and SLM Trademark Acquisition Canada Corp. Filed as Exhibit 10.7 to the Company's
                     Current Report on Form 8-K dated April 11, 2002, and incorporated herein by reference.



EXHIBIT NO.          DESCRIPTION
-----------          -----------
10.30                Intercreditor Agreement, dated April 3, 2002, among General Electric Capital Corporation,
                     General Electric Capital Canada Inc., The Bank of New York, as U.S. Collateral Agent, BNY Trust
                     Company of Canada, as Canadian Collateral Agent, The Bank of New York, as Trustee, The Hockey
                     Company, Sport Maska Inc., Sports Holdings Corp., Maska U.S., Inc., SLM Trademark Acquisition
                     Canada Corp., SLM Trademark Acquisition Corp. and WAP Holdings Inc. Filed as Exhibit 10.8 to the
                     Company's Current Report on Form 8-K dated April 11, 2002, and incorporated herein by reference.

10.31                Third Amendment to Credit Agreement, dated April 3, 2002, among Maska U.S., Inc., as borrower, the
                     Credit Parties, the Lenders and General Electric Capital Corporation, as Agent and Lender. Filed
                     as Exhibit 10.9 to the Company's Current Report on Form 8-K dated April 11, 2002, and incorporated herein by reference.

10.32                Fourth Amendment to Credit Agreement, dated April 3, 2002, among Sport Maska Inc., as borrower, the
                     Credit Parties, the Lenders and General Electric Capital Canada Inc., as Agent and Lender. Filed as
                     Exhibit 10.10 to the Company's Current Report on Form 8-K dated April 11, 2002, and incorporated herein by reference.

10.33                Fourth Amendment to Credit Agreement, dated October 17, 2002, among Maska U.S., Inc., as borrower, the Credit Parties, the Lenders and General Electric Capital Corporation, as Agent
                     and Lender. [Either filed before filing of this Registration Statement or herewith.]

10.34                Fifth Amendment to Credit Agreement, dated October 17, 2002, among Sport Maska Inc., as borrower, the Credit Parties, the Lenders and General Electric Capital Canada Inc., as Agent
                     and Lender. [Either filed before filing of this Registration Statement or herewith.]
21                   List of the Company's subsidiaries. (Filed herewith.)

99.1                 Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as added by
                     Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                 Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as added by
                     Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2003.

                           THE HOCKEY COMPANY

                           By: /s/ Robert A. Desrosiers
                               ------------------------
                           Name:  Robert A. Desrosiers
                           Title:    Chief Financial Officer and
                                     Vice-President, Finance and Administration

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature to this Form 10-K appears below hereby appoints Robert A. Desrosiers as his attorney-in-fact to sign on his behalf individually and in the capacity stated below and to file all amendments and post-effective amendments to this Form 10-K, and any and all instruments or documents filed as part of or in connection with this Form 10-K or the amendments thereto, and any such attorney-in-fact may make such changes and additions in this Form 10-K as such attorney-in-fact may deem necessary or appropriate.


Signature                              Title                                         Date
---------                              -----                                        -------------
/s/ Greg S. Feldman                    Chairman of the Board                         March 4, 2003
----------------------------------
Greg S. Feldman


/s/ Matthew H. O'Toole                 Chief Executive Officer,                      March 4, 2003
----------------------------------     President and Director
Matthew H. O'Toole


                                       Director
----------------------------------
Phil Bakes


/s/ Michel Baril                       Director                                      March 4, 2003
----------------------------------
Michel Baril


/s/ Paul M. Chute                      Director                                      March 4, 2003
----------------------------------
Paul M. Chute


/s/ Jason B. Fortin                    Director                                      March 4, 2003
----------------------------------
Jason B. Fortin


/s/ James C. Pendergast                Director                                      March 4, 2003
----------------------------------
James C. Pendergast


/s/ Roger Samson                       Director                                      March 4, 2003
----------------------------------
Roger Samson


                                 CERTIFICATIONS*

I, Matthew O'Toole, certify that:

1. I have reviewed this annual report on Form 10-K of The Hockey Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003
                                                     /s/ Matthew O'Toole
                                            ------------------------------------
                                                        Matthew O'Toole
                                                    Chief Executive Officer

                                 CERTIFICATIONS*

I, Robert Desrosiers, certify that:

1. I have reviewed this annual report on Form 10-K of The Hockey Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003
                                                   /s/ Robert Desrosiers
                                            ------------------------------------
                                                      Robert Desrosiers
                                                   Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been or will be sent to security holders of the registrant