Form 10-Q
period 2003-03-31
HOCKEY CO
filed 2003-05-08
CIK 880036

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

    (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              MARCH 31, 2003
                               -------------------------------------------------

                                                  OR

     [    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------------

Commission file number                         0 - 19596
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

3500 BOUL. DE MAISONNEUVE, SUITE 800, MONTREAL, QUEBEC, CANADA         H3Z 3C1
--------------------------------------------------------------------------------
         (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code        (514) 932-1118
                                                   -----------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES          X                        NO
                              -------                          -------

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

                    YES          X                               NO
                              -------                          -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                              OUTSTANDING AT MAY 8, 2003
             -----------------                        --------------------------
               Common Stock,                                   7,040,523
              $.01 par value


                                                                                                           PAGE NO.
-------------------------------------------------------------------------------------------------------------------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Unaudited Consolidated Balance Sheets at March 31, 2003 and December 31, 2002                     1

           Unaudited Consolidated Statements of Operations for the Three Months ended March 31,
           2003 and 2002                                                                                     2

           Unaudited Consolidated Statements of Comprehensive Income (loss) for the Three Months
           ended March 31, 2003 and  2002                                                                    3

           Unaudited Consolidated Statements of Cash Flows for the Three Months ended March 31,
           2003 and 2002                                                                                     4

           Notes to Unaudited Consolidated Financial Statements                                              5


Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations            19


Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                       25


Item 4.    Controls and Procedures                                                                          25



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                26


Item 2.    Changes in Securities                                                                            26


Item 3.    Defaults Upon Senior Securities                                                                  26


Item 4.    Submission of Matters to a Vote of Security Holders                                              26


Item 5.    Other Information                                                                                26


Item 6.    Exhibits and Reports on Form 8-K                                                                 26

                               THE HOCKEY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (In thousands, except share data)
PART I -     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                                                                         Note 1(B)            Unaudited
                                                                       Dec. 31, 2002        Mar. 31, 2003
ASSETS

Current assets
     Cash and cash equivalents                                              $     19,484        $      29,008
     Accounts receivable, net                                                     56,986               43,216
     Inventories (Note 2)                                                         44,354               51,797
     Prepaid expenses and other receivables                                        4,802                5,535
     Income taxes receivable                                                       8,080                8,115
                                                                    ------------------------------------------
     Total current assets                                                        133,706              137,671
Property, plant and equipment, net of accumulated depreciation
     ($20,241 and  $22,120, respectively)                                         15,318               14,733
Goodwill and excess re-organization intangible (Note 3)                           65,348               67,333
Other assets                                                                       8,581                8,673
                                                                    ------------------------------------------
     Total assets                                                          $     222,953         $    228,410
                                                                    ==========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Accounts payable                                                      $      8,312          $      5,371
     Accrued liabilities                                                          14,442               19,798
     Accrued restructuring expense (Note 9)                                        1,085                  165
     Income taxes payable                                                          4,825                4,481
     Current portion of long-term debt (Note 4)                                      288                    -
                                                                    ------------------------------------------
     Total current liabilities                                                    28,952               29,815
Long-term debt (Note 4)                                                          123,866              123,776
Accrued dividends payable                                                          8,155                8,827
Deferred income taxes and other long-term liabilities                              2,056                2,192
                                                                    ------------------------------------------
     Total liabilities                                                           163,029              164,610
                                                                    ------------------------------------------
Contingencies (Note 7)

13% Pay-In-Kind preferred stock                                                   11,715               11,744
                                                                    ------------------------------------------
Stockholders' equity
Common stock, par value $0.01 per share, 20,000,000 shares
      authorized, 7,040,523 shares issued and outstanding at
      December 31, 2002 and March 31, 2003                                            70                   70
Common stock purchase warrants, 159,127 issued and outstanding at
     December 31, 2002 and March 31, 2003                                          1,665                1,665
Additional paid-in capital                                                        69,965               69,965
Deficit                                                                         (20,303)             (19,297)
Accumulated other comprehensive loss                                             (3,188)                (347)
                                                                    ------------------------------------------
     Total stockholders' equity                                                   48,209               52,056
                                                                    ------------------------------------------
     Total liabilities and stockholders' equity                            $     222,953        $     228,410
                                                                    ==========================================

          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (In thousands, except share data)


                                                                       For the Three        For the Three
                                                                        Months ended         Months ended
                                                                       Mar. 31, 2002        Mar. 31, 2003
                                                                    ------------------------------------------
Net sales                                                                   $     34,161         $     37,779
Cost of goods sold                                                                19,237               21,071
                                                                    ------------------------------------------
       Gross profit                                                               14,924               16,708
Selling, general and administrative expenses                                      14,613               15,732
                                                                    ------------------------------------------
       Operating income                                                              311                  976
Other income, net                                                                     (1)                (637)
Interest expense                                                                   3,219                3,992
Foreign exchange gain                                                                (19)              (4,378)
                                                                    ------------------------------------------
Income (loss) before income taxes                                                 (2,888)               1,999
Income taxes                                                                         106                  292
                                                                    ------------------------------------------
Net income (loss)                                                                 (2,994)               1,707
Preferred stock dividends                                                            594                  672
Accretion of 13% Pay-In-Kind preferred stock                                          59                   29
                                                                    ==========================================
Net income (loss) attributable to common shareholders                       $     (3,647)        $      1,006
                                                                    ==========================================

Basic and diluted income (loss) per share (See Note 5)                      $      (0.51)        $       0.14


          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (In thousands)


                                                                       For the Three         For the Three
                                                                        Months ended         Months ended
                                                                       Mar. 31, 2002         Mar. 31, 2003
                                                                    -------------------------------------------
Net income (loss)                                                          $     (2,994)          $      1,707
Foreign currency translation adjustments                                           (671)                 2,841
                                                                    -------------------------------------------
Net comprehensive income (loss)                                            $     (3,665)          $      4,548
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

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                       For the Three        For the Three
                                                                        Months ended         Months ended
                                                                       Mar. 31, 2002        Mar. 31, 2003
                                                                    ------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                          $      (2,994)         $     1,707
Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                                 916                  969
       Amortization of deferred financing costs and debt                             563                  358
       Deferred income taxes                                                        (407)                (101)
       Gain on sale of property, plant and equipment                                   -                 (505)
       Gain on foreign exchange                                                      (19)              (4,395)
Change in operating assets and liabilities:
       Accounts receivable                                                        12,922               15,259
       Inventories                                                                (2,920)              (4,636)
       Prepaid expenses                                                              192                 (398)
       Accounts payable and accrued liabilities                                   (3,107)                 999
       Income taxes payable                                                         (416)                (603)
                                                                    ------------------------------------------
           Net cash provided by operating activities                               4,730                8,654
                                                                    ------------------------------------------
                                                                    ------------------------------------------
INVESTING ACTIVITIES:
       Deferred expense                                                               34                    -
       Purchases of property, plant and equipment                                   (242)                (316)
       Proceeds from sale of property, plant and equipment                             -                1,313
                                                                    ------------------------------------------
           Net cash provided by (used in) investing activities                      (208)                 997
                                                                    ------------------------------------------
FINANCING ACTIVITIES:
       Net change in short-term borrowings                                        (6,585)                   -
       Deferred financing costs                                                     (137)                (280)
       Proceeds from long-term debt                                                  365                    -
       Principal payments on debt                                                    (60)                (439)
                                                                    ------------------------------------------
           Net cash used in financing activities                                  (6,417)                (719)
                                                                    ------------------------------------------
Effects of foreign exchange rate changes on cash                                    (223)                 592
                                                                    ------------------------------------------
Increase (decrease) in cash and cash equivalents                                  (2,118)               9,524
Cash and cash equivalents at beginning of period                                   6,503               19,484
                                                                    ------------------------------------------
Cash and cash equivalents at end of period                                  $      4,385         $     29,008
                                                                    ==========================================

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

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF BUSINESS, CHANGE OF CORPORATE NAME AND PRINCIPLES OF CONSOLIDATION


         The Hockey Company was incorporated in September 1991 and reorganized in April 1997. On February 9, 1999, The Hockey Company filed an amendment to change the name of the Company from SLM International Inc. to The Hockey Company ("THC"). The consolidated financial statements include the accounts of THC and its wholly-owned subsidiaries (collectively, the "Company"). The Company manufactures hockey equipment and related apparel, as well as recreational skates and other non-hockey products. The hockey equipment and related apparel includes hockey uniforms, hockey sticks, goaltender equipment, protective equipment and hockey skates. The Company sells its products world-wide to a diverse customer base consisting of specialty retailers, sporting goods shops, mass merchandisers, teams and international distributors. The Company manufactures in-house at six highly efficient facilities, four of which are located in Canada and two in Europe. In addition, where it makes business sense, the Company outsources the manufacturing of certain products. The distribution facilities of the Company are located in North America, Finland and Sweden.

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

         In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the Company's Unaudited Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income
(Loss) and Statements of Cash Flows for the 2002 and 2003 periods have been included. These unaudited interim consolidated financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles to be included in a full set of financial statements. Results for the interim periods are not necessarily a basis from which to project results for the full year due to the seasonality of the Company's business. Sales of hockey equipment products are generally highly seasonal and in many instances are dependent on weather conditions. This seasonality causes the financial results to vary from quarter to quarter, with sales and earnings usually weakest in the first and second quarters. In addition, the nature of the business requires that in anticipation of the peak selling season for its products, the Company makes relatively large investments in inventory. Relatively large investments in receivables consequently exist during and after such season.

         The Balance Sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

C.  ACCOUNTING PRONOUNCEMENTS


         On April 30, 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS No. 4, 44, and 64, AMENDMENT OF FASB STATEMENT No. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, if material in the aggregate. Due to the rescission of SFAS No. 4, the criteria in Opinion 30 will now be used to classify those gains and losses. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item will be reclassified. The provisions of

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company has adopted this Statement on January 1, 2003 upon which no significant adjustment resulted for the quarters ended March 31, 2002 and 2003. However the Company expects to reclassify losses on early extinguishment of debt incurred in the quarter ended June 30, 2002 in accordance with the issued SFAS No. 145.

         In July 2002, FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at the time when the liability is incurred. SFAS No.146 eliminates the definition and requirement for recognition of exit costs at the date of an entity's commitment to an exit plan in Issue 94-3. The Company has adopted SFAS No. 146 and will apply these rules on exit and disposal activities initiated after December 31, 2002. There were no exit or disposal activities initiated during the quarter ended March 31, 2003.

         In November 2002, FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS ["FIN 45"] which requires certain guarantees to be recorded at fair value and increases the disclosure requirements for guarantees even if the likelihood of making any payments is under the guarantee in remote. The increased disclosure requirements are effective for fiscal years ending after December 15, 2002 and have been adopted by the Company in the consolidated financial statements for the year ended December 31, 2002. The provision of FIN 45 relating to initial recognition and measurement are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted these provisions of FIN 45 for guarantees issued or modified after December 31, 2002 on January 1, 2003 and no significant transition adjustment resulted from its adoption.

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

Changes in the Company's product liability reserve during the period are as follows:

                                                                               2002         2003
                                                                             --------     --------
Balance, at January 1....................................................     $   941      $ 1,180
Warranties accrued during the year.......................................         538          622
Settlements made during the year.........................................        (239)        (474)
Changes in liability for pre-existing warranties including expirations...          --           --
Translation adjustments..................................................         (1)           40
                                                                             --------     --------
Balance, at March 31.....................................................     $ 1,239      $ 1,368
                                                                             ========     ========

2.  INVENTORIES

Net inventories consist of:

                                                                December 31, 2002         March 31, 2003
---------------------------------------------------------------------------------------------------------
          Finished products                                            $   33,336             $   39,897
          Work in process                                                   2,188                  2,363
          Raw materials and supplies                                        8,830                  9,537
                                                                -----------------------------------------
                                                                       $   44,354             $   51,797
=========================================================================================================

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


3.  GOODWILL AND EXCESS RE-ORGANIZATION INTANGIBLE

Goodwill and excess re-organization intangible consist of:

                                                               December 31, 2002      March 31, 2003
-----------------------------------------------------------------------------------------------------
          Goodwill                                                     $  43,522           $  45,403
          Excess re-organization intangible                               21,826              21,930
                                                               --------------------------------------
                                                                       $  65,348           $  67,333
=====================================================================================================


4.  LONG-TERM DEBT - NORDEA BANK


SECURED LOANS -NORDEA BANK

         In May 2000, Jofa AB, a subsidiary of the Company, entered into a loan agreement with Nordea Bank in Sweden to borrow SEK 10,000 ($1,200). The loan is for four years with annual principal repayments of SEK 2,500 ($292). The loan is secured by a chattel mortgage on the assets of the subsidiary and bears an interest rate of STIBOR plus 1.25%. The balance of $439 was repaid on March 3, 2003.


5.  EARNINGS PER SHARE

INCOME (LOSS) PER SHARE FOR THE THREE MONTH PERIODS ARE AS FOLLOWS:

------------------------------------------------------------------------------------------------------------
                                                For the Three Months ended     For the Three Months ended
                                                      March 31, 2002                 March 31, 2003
------------------------------------------------------------------------------------------------------------
                                                   Basic          Diluted          Basic         Diluted
------------------------------------------------------------------------------------------------------------
Net income (loss) attributable to common
stockholders                                          (3,647)        (3,647)            1,006         1,006
------------------------------------------------------------------------------------------------------------
Weighted average common and common equivalent
shares outstanding:
------------------------------------------------------------------------------------------------------------
                                 Common stock       6,500,549      6,500,549        7,040,523     7,040,523
------------------------------------------------------------------------------------------------------------
                 Common equivalent shares (a)         697,902        697,902          158,912       158,912
------------------------------------------------------------------------------------------------------------
Total weighted average common and common
equivalent shares outstanding                       7,198,451      7,198,451        7,199,435     7,199,435
------------------------------------------------------------------------------------------------------------
Net income (loss) per common share (b)             $   (0.51)   $     (0.51)        $    0.14      $   0.14

------------------------------------------------------------------------------------------------------------

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

(c) Options to purchase 1,302,222 shares of common stock were outstanding at March 31, 2003 but were not included in the computation of diluted earnings per share because the options' and warrants' exercise price was greater than the average book value of the common stock.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


6.     STOCK OPTIONS

         In 2003, 30,000 additional stock options were granted at an exercise price of $8.50 per share. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized.

         The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.9%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 0; and a weighted-average expected life of the option of 8.6 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                          For the Three       For the Three
                                                                           Months ended       Months ended
                                                                          Mar. 31, 2002       Mar. 31, 2003

Net income (loss), as reported                                              $   (2,994)         $    1,707

DEDUCT:  Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
effects.                                                                            71                  83
                                                                        ------------------- ------------------

Pro forma net income (loss)                                                 $   (3,065)         $    1,624
                                                                        ------------------- ------------------

Income (loss) per share:

Basic and diluted, as reported                                              $    (0.51)          $    0.14

Basic and diluted, pro forma                                                $    (0.52)          $    0.13

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

INFORMATION ABOUT SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

                                             Equipment                       Apparel                     Segment Total
                                    ----------------------------- ------------------------------ ------------------------------
                                    For the Three  For the Three  For the Three   For the Three  For the Three  For the Three
                                    Months ended   Months ended   Months ended    Months ended   Months ended   Months ended
                                    Mar. 31, 2002  Mar. 31, 2003  Mar. 31, 2002   Mar. 31, 2003  Mar. 31, 2002  Mar. 31, 2003
                                    -------------- -------------- --------------- -------------- -------------- ---------------
Net sales                               $  22,800      $  25,763       $  11,361      $  12,016      $  34,161       $  37,779
Gross profit                                9,620         10,850           5,304          5,858         14,924          16,708

Inventory                                  26,470         35,406          19,175         16,391         45,645          51,797
Goodwill and excess
reorganizational intangible                60,416         60,096           8,701          7,237         69,117          67,333

RECONCILIATION OF SEGMENT PROFIT OR LOSS

                                                                          For the Three       For the Three
                                                                           Months ended       Months ended
                                                                          Mar. 31, 2002       Mar. 31, 2003
                                                                        ------------------- ------------------
Gross profit                                                                     14,924             16,708


Unallocated amounts:

   Selling, general and administrative expenses                                  14,613             15,732

   Other income, net                                                                 (1)              (637)

   Interest expense                                                               3,219              3,992

   Foreign exchange gain                                                            (19)            (4,378)
                                                                     ------------------- ------------------

Income (loss) before income taxes                                             $  (2,888)         $   1,999
                                                                     =================== ==================

9.      RESTRUCTURING AND UNUSUAL CHARGES

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


         In October 2002, the Company decided to close three of its North American manufacturing units effective December 2002 in order to reduce excess capacity and achieve greater operating efficiencies. Approximately 160 employees were affected by this decision, of which approximately 50 are from the apparel segment. Accordingly, the Company set up a restructuring reserve of approximately $2.1 million, of which approximately $1.3 million is to cover the cost of severance packages to affected employees, with the remainder representing other closure costs. Of these amounts, approximately $0.2 million remains unpaid at March 31, 2003 (December 31, 2002 - $0.9 million).



10.     SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

         THC's and Sport Maska Inc.'s payment obligations under the Units are guaranteed by certain subsidiaries of the Company and Sport Maska Inc.'s wholly owned subsidiaries (the Other Guarantors), excluding the Finnish subsidiaries and a pledge of the stock of the first-tier Finnish subsidiary. Such guarantees are full, unconditional and joint and several. The security interest in the assets of the Company's Swedish subsidiaries (other than intellectual property) is limited to $15,000. Under the Company's revolving credit facilities, both Sport Maska Inc. and Maska U.S. Inc. are restricted from paying dividends on the common and preferred stock The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations and statements of cash flows information for THC, Sport Maska Inc., Other Guarantors and for the Company's other subsidiaries (the Non-Guarantor Subsidiaries), which have been included in the elimination column. The supplemental financial information reflects the investments of THC, Sport Maska Inc. and the Other Guarantors in the Other Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information also reflects pushdown of the Company's loan with Caisse and its replacement with the Units.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


AS AT MARCH 31, 2003                 The Hockey     Sport Maska Inc.     Guarantors         Other/            TOTAL
                                       Company                                           Eliminations
                                  ----------------------------------------------------------------------------------------
ASSETS

     Cash and cash equivalents             $      -        $    4,233      $    15,692        $    9,083      $    29,008
     Accounts receivable, net                     -            17,377           23,801             2,038           43,216
     Inventories                                  -            40,145           10,751               901           51,797
     Prepaid expenses and other
     receivables                                813             2,175            2,266               281            5,535
     Income taxes receivables                   420               499            7,196                 -            8,115
     Intercompany accounts                   79,510            22,402            9,422          (111,334)               -
                                  ----------------------------------------------------------------------------------------
Total current assets                         80,743            86,831           69,128           (99,031)         137,671
Property, plant and equipment,
     net of accumulated
     depreciation                                 -            10,920            1,949             1,864           14,733
Intangible and other assets                   2,207            29,367           43,381             1,051           76,006
Investments in subsidiaries                  46,149                 -           38,678           (84,827)               -
Intercompany accounts                        11,092                 -           25,000           (36,092)               -
                                  ----------------------------------------------------------------------------------------
     Total assets                       $   140,191       $   127,118      $   178,136       $  (217,035)     $   228,410
                                  ========================================================================================

LIABILITIES AND STOCKHOLDERS'
     EQUITY

Liabilities
     Accounts payable and
     accrued liabilities                 $    3,949       $    14,204       $    6,329         $     852      $    25,334
     Income taxes payable                         -             3,295              925               261            4,481
     Intercompany accounts                      966            10,030          101,789          (112,785)               -
                                  -----------------------------------------------------------------------------------------
     Total current liabilities                4,915            27,529          109,043          (111,672)           29,815
Long-term debt                               36,860            61,860           25,056                 -           123,776
Deferred income taxes and other
     long-term liabilities                    8,827             2,792            1,537            (2,137)           11,019
Intercompany accounts                        25,000                 -           11,092           (36,092)                -
                                  -----------------------------------------------------------------------------------------
     Total liabilities                       75,602            92,181          146,728          (149,901)          164,610


13% Pay-in-Kind preferred stock              11,744                 -                -                 -            11,744
                                  -----------------------------------------------------------------------------------------

Stockholders' equity
Common stock, par value $0.01
     per share                                   70            31,771            4,997           (36,768)               70
Common stock purchase warrants                1,665                 -                -                 -             1,665
Additional paid-in capital                   69,965                 -           19,344           (19,344)           69,965
Retained earnings (Deficit)                (19,297)             3,930            6,242           (10,172)          (19,297)

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



AS AT MARCH 31, 2003                 The Hockey     Sport Maska Inc.     Guarantors         Other/            TOTAL
                                       Company                                           Eliminations
                                  ----------------------------------------------------------------------------------------
Accumulated other comprehensive
     income  (loss)                             442              (764)             825             (850)            (347)
                                  ----------------------------------------------------------------------------------------
     Total stockholders' equity              52,845            34,937           31,408          (67,134)          52,056
                                  ----------------------------------------------------------------------------------------

     Total liabilities and
     stockholders' equity              $    140,191       $   127,118     $    178,136     $   (217,035)      $  228,410
                                  ========================================================================================

AS AT DECEMBER 31, 2002              The Hockey     Sport Maska Inc.     Guarantors         Other/            TOTAL
                                       Company                                           Eliminations
                                  ----------------------------------------------------------------------------------------
ASSETS

     Cash and cash equivalents            $       -        $    4,002       $    7,066        $    8,416      $    19,484
     Accounts receivable, net                     -            20,320           35,661             1,005           56,986
     Inventories                                  -            32,972            9,341             2,041           44,354
     Prepaid expenses and other
     receivables                                811             2,113            1,676               202            4,802
     Income taxes receivables                   420               464            7,196                 -            8,080
     Intercompany accounts                   78,377            18,534            7,799          (104,710)               -
                                  ----------------------------------------------------------------------------------------
Total current assets                         79,608            78,405           68,739           (93,046)         133,706
Property, plant and equipment,
     net of accumulated
     depreciation                                 -            11,338            2,009             1,971           15,318
Intangible and other assets                   2,056            27,285           43,617               971           73,929
Investments in subsidiaries                  43,905                 -           38,334           (82,239)               -
Intercompany accounts                        11,092                 -           25,000           (36,092)               -
                                  ----------------------------------------------------------------------------------------
     Total assets                       $   136,661       $   117,028      $   177,699      $   (208,435)     $   222,953
                                  ========================================================================================

LIABILITIES AND STOCKHOLDERS'
     EQUITY

Liabilities
     Accounts payable and
     accrued liabilities                 $    2,191       $    11,423       $    8,873        $    1,352      $    23,839
     Income taxes payable                         -             3,234            1,217               374            4,825
     Current portion of long
         term debt                                -                 -              288                 -              288
     Intercompany accounts                      932             9,421           97,619          (107,972)               -
                                  ----------------------------------------------------------------------------------------
     Total current liabilities                3,123            24,078          107,997          (106,246)          28,952
Long-term debt                               36,833            61,833           25,200                 -          123,866
Deferred income taxes and other
     long-term liabilities                    8,155             2,130            1,508            (1,582)          10,211
Intercompany accounts                        25,000                 -           11,092           (36,092)               -
                                  ----------------------------------------------------------------------------------------
     Total liabilities                       73,111            88,041          145,797          (143,920)         163,029


13% Pay-in-Kind preferred stock              11,715                 -                -                 -           11,715
                                  ----------------------------------------------------------------------------------------

Stockholders' equity
Common stock, par value $0.01
     per share                                   70            29,522            4,976           (34,498)              70
Common stock purchase warrants                1,665                 -                -                 -            1,665

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


AS AT MARCH 31, 2003                 The Hockey     Sport Maska Inc.     Guarantors         Other/            TOTAL
                                       Company                                           Eliminations
                                  ----------------------------------------------------------------------------------------
Additional paid-in capital                   69,965                 -           19,344          (19,344)           69,965
Retained earnings (Deficit)                 (20,303)              135            6,912           (7,047)          (20,303)
Accumulated other comprehensive
     income (loss)                              438              (670)             670           (3,626)           (3,188)
                                  ----------------------------------------------------------------------------------------
     Total stockholders' equity              51,835            28,987           31,902          (64,515)           48,209
                                  ----------------------------------------------------------------------------------------
     Total liabilities and
     stockholders' equity              $    136,661       $   117,028     $    177,699     $   (208,435)      $   222,953
                                  ========================================================================================
FOR THE YEAR 3 MONTHS ENDED          The Hockey     Sport Maska Inc.     Guarantors         Other/            TOTAL
 MARCH 31, 2003                        Company                                           Eliminations
Net sales                                  $      -        $   22,296     $     23,846     $     (8,363)      $    37,779

Cost of goods sold                                -            14,403           14,916           (8,248)           21,071
                                  ----------------------------------------------------------------------------------------
       Gross profit                               -             7,893            8,930             (115)           16,708
Selling, general and
    administrative expenses                       3             6,462            8,388              879            15,732
                                  ----------------------------------------------------------------------------------------
       Operating income (loss)                   (3)            1,431              542             (994)              976
Other (income) expense, net [1]              (2,241)             (641)            (343)           2,588              (637)
Interest expense                                513             2,034            1,494              (49)            3,992
Foreign exchange (gain) loss                     18            (4,454)              58                -            (4,378)
                                  ----------------------------------------------------------------------------------------
Income (loss) before income
    taxes                                     1,707             4,492            (667)           (3,533)            1,999
Income taxes                                      -               696               2              (406)              292
                                  ----------------------------------------------------------------------------------------
Net income (loss)                        $    1,707       $     3,796      $     (669)      $    (3,127)      $     1,707
                                  ----------------------------------------------------------------------------------------

[1] Other (income) expense, net for The Hockey Company and Other Guarantors includes equity in net income of subsidiaries of $2,244 and 344, respectively.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


FOR THE 3 MONTHS ENDED               The Hockey     Sport Maska Inc.     Guarantors         Other/            TOTAL
 MARCH 31, 2002                        Company                                           Eliminations

Net sales                              $       -        $   16,258       $   23,130       $   (5,227)       $   34,161

Cost of goods sold                             -            11,168           14,564           (6,495)           19,237
                                 --------------------------------------------------------------------------------------
       Gross profit                            -             5,090            8,566            1,268            14,924
Selling, general and
administrative expenses                       18             5,795            8,156              644            14,613
Amortization of excess
    reorganization value and
    goodwill                                   -                 -               65              (65)                -
                                 --------------------------------------------------------------------------------------
       Operating income (loss)               (18)             (705)             345               689              311
Other (income) expense, net [1]            2,179               (93)            (247)           (1,840)              (1)
Interest expense                             797             1,383            1,037                 2            3,219
Foreign exchange gain                          -               (19)               -                 -              (19)
                                 --------------------------------------------------------------------------------------
Income (loss) before income
    taxes                                 (2,994)           (1,976)            (445)            2,527           (2,888)
Income taxes                                   -                47             (109)              168              106
                                 --------------------------------------------------------------------------------------
Net income (loss)                    $    (2,994)      $    (2,023)       $    (336)       $    2,359      $    (2,994)
                                 ======================================================================================

[1] Other (income) expense, net for The Hockey Company and Other Guarantors includes equity in net income of subsidiaries of $2,187 and $247, respectively.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


FOR THE 3 MONTHS ENDED                     The Hockey      Sport Maska      Guarantors        Other/           TOTAL
 MARCH 31, 2003                              Company          Inc.                         Eliminations
                                         ---------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES                        $   243        $  (978)          $ 8,942          $  447         $ 8,654
                                         ---------------------------------------------------------------------------------

 INVESTING ACTIVITIES:
 Purchases of property, plant and
equipment                                             -           (253)             (59)             (4)           (316)
 Proceeds from disposal of property,
plant and equipment                                   -          1,309                4               -           1,313
                                         ---------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
    INVESTING ACTIVITIES                              -          1,056              (55)             (4)            997
                                         ---------------------------------------------------------------------------------

 FINANCING ACTIVITIES:
 Principal payments on debt                           -              -              (439)             -            (439)
 Deferred financing costs                          (243)          (148)              109              2            (280)
                                         ---------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                           (243)          (148)             (330)             2            (719)
                                         ---------------------------------------------------------------------------------

 Effects of currency translation on
    cash item                                         -            303               69             220             592
                                         ---------------------------------------------------------------------------------
 INCREASE IN CASH AND CASH EQUIVALENTS                -            233            8,626             665           9,524
 Cash & cash equivalents at beginning
    of period                                         -          4,000            7,066           8,418          19,484
                                         ---------------------------------------------------------------------------------
 Cash & cash equivalents at end of
period                                          $     -       $  4,233       $   15,692        $  9,083       $  29,008
                                         =================================================================================

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

FOR THE 3 MONTHS ENDED                     The Hockey      Sport Maska      Guarantors        Other/           TOTAL
MARCH 31, 2002                               Company          Inc.                         Eliminations

                                         ---------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES                      $    (184)      $  3,080         $  1,735         $   99        $  4,730
                                         ---------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchases of property, plant and
    equipment                                         -           (173)              (51)            (18)           (242)
Proceeds from sale of property, plant
    & equipment                                       -             94               184            (244)              34
                                         ---------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
INVESTING ACTIVITIES                                  -            (79)              133            (262)           (208)
                                         ---------------------------------------------------------------------------------

 FINANCING ACTIVITIES:
 Short-term debt borrowings, net                      -         (2,717)          (3,560)            (308)         (6,585)
 Principal payments on debt                           -              -              (60)               -             (60)
 Proceeds from long-term debt                       210            155                -                -             365
 Deferred financing costs                           (26)          (137)               -               26            (137)
                                         ---------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                            184         (2,699)          (3,620)            (282)         (6,417)
                                         ---------------------------------------------------------------------------------

 Effects of currency translation on
    cash item                                         -              -              (30)            (193)           (223)
                                         ---------------------------------------------------------------------------------
 INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                           -            302           (1,782)            (638)         (2,118)
 Cash & cash equivalents at beginning
    of period                                         -           (302)           2,002            4,803           6,503
                                         ---------------------------------------------------------------------------------
 Cash & cash equivalents at end of
period                                           $    -        $     -         $    220       $    4,165       $   4,385
                                         =================================================================================

11. SUBSEQUENT EVENT NOTE

(a) On April 7, 2003, The Hockey Company Holdings Inc. (the "Corporation") filed a preliminary base PREP prospectus for the issue of common shares (the "Offering"); and

(b) Conditional on the successful completion of the Offering, immediately prior to the closing of the Offering, the Corporation will participate in a reorganization with the Company whereby:

          (i) The Corporation, which has incorporated Hockey Merger Co. ("Subco") on February 24, 2003, and Subco have entered into a merger agreement on April 2, 2003 with the Company. Under the terms of the merger agreement, Subco

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

and the Company will merge, and the Corporation, through Subco, will receive and hold all of the outstanding voting common stock of the Company, and each existing holder of common stock of the Company will receive one share of non-voting exchangeable common stock of the Company (the "Exchangeable Shares") for each share of common stock held. Each holder of an Exchangeable Share will have the right to exchange one Exchangeable Share for one Common Share of the Corporation, subject to certain adjustments in the event, among others things, of stock splits or similar events. The delivery of the Common Shares upon exercise of the Put Right shall be subject to applicable U.S. securities laws and the Common Shares may not be delivered to a U.S. holder until either a registration statement is filed by the Corporation with the SEC and declared effective by the SEC in order to register the Common Shares or a private placement by the Corporation is completed in accordance with U.S. securities laws. The merger will be accounted for as a continuity of the Company as a transaction between related parties and, accordingly, the consolidated financial statements will be prepared using the historical cost basis as though both the Corporation and the Company had been combined since inception; and

         (ii) the Corporation will have the right to require the exchange of one outstanding Exchangeable Share for one Common Share, subject to certain adjustments in the event, among other things, of stock splits or similar events, at any time after the earlier of the fifth anniversary date of the closing of the Offering or the date on which 80% of the Exchangeable Shares outstanding on the date of the closing of the Offering have been exchanged; and

         (iii) the Corporation will issue one special voting share for each Exchangeable Share outstanding. Pursuant to a voting and exchange trust agreement, a trustee will hold all of the outstanding special voting shares in trust for the benefit of the holders of the Exchangeable Shares. Each holder of an Exchangeable Share is entitled to direct the trustee how to vote one special voting share of the Corporation. Unless instructed, the trustee may not vote. A special voting share does not carry the right to receive dividends or any other distributions from the Corporation; and

         (iv) as part of the reorganization referred to above, the Corporation will enter into an agreement with certain principal shareholders pursuant to which certain actions of the Corporation will require approval of such shareholders. This agreement will terminate three months after the closing of the Offering; and

          (v) the existing stock options and common stock purchase warrants outstanding and exercisable for common stock of the Company will be modified to be exercisable for Exchangeable Shares; and

         (vi) after the merger, the Authorized Capital of the Company will be as follows:

         COMMON STOCK

         Common Stock, par value of $0.01 per share. After the reorganization, all voting common stock of the Company will be held by the Corporation.

         EXCHANGEABLE SHARES

         Exchangeable Shares, which shall rank PARI PASSU with the voting common stock of the Company with respect to dividend rights and shall have the right to economically equivalent distributions as the voting common stock, on liquidation, winding-up or dissolution but will rank junior to any series of preferred stock established by the board of directors of the Company. The Exchangeable Shares are non-transferable, except to certain permitted transferees and to the Corporation in exchange for Common Shares. The holders of the Exchangeable Shares will have the right, at any time, to require the Corporation to purchase any or all of the Exchangeable Shares registered in the name of such holder (the "Put Right") in exchange for Common Shares, on a one-for-one basis, for each Exchangeable Share presented for purchase, subject to certain adjustments in the event, among other things, of stock splits or similar events. The delivery of the Common Shares upon exercise of the Put Right shall be subject to applicable U.S. securities laws and the Common Shares may not be F-38 delivered until either a registration statement is filed by the Corporation with the SEC and declared effective by the SEC in order to register the Common Shares or a private placement by the Corporation is completed in accordance with U.S. securities laws. The holder, upon exercise of the Put Right, will also receive any declared and unpaid dividends on the Exchangeable Shares presented for purchase. The Exchangeable Shares are also subject to a call right (the "Call Right") of the Corporation which shall be, at the option of the Corporation, no earlier than the fifth anniversary date of the closing of the Offering, unless there are fewer than 20% of the Exchangeable Shares issued as of the date of closing of the Offering

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


outstanding (other than Exchangeable Shares held by the Corporation or any of its affiliates). The Exchangeable Shares shall have no voting rights other than those rights received under the Voting and Exchange Trust Agreement.

         SPECIAL DIVIDEND PREFERRED STOCK

         Special dividend preferred stock, par value of $0.01 per share, which will rank pari passu to the voting common stock of the Company and the Exchangeable Shares and rank junior to all other series of preferred stock of the Company. The Special Dividend Preferred Stock will carry a dividend entitlement equal to the amount of withholding and income taxes paid by the Corporation in respect of any dividend declared on the voting common stock of the Company (plus a gross-up to cover the withholding and income taxes levied on the dividend paid on the Special Dividend Share). The Special Dividend Preferred Stock shall be automatically cancelled by the Company on a date when there are no longer any Exchangeable Shares or any other securities convertible into Exchangeable Shares outstanding.

         PREFERRED STOCK

         The board of directors has the authority to issue the preferred stock in one or more series and to fix the designations, rights, privileges, restrictions and conditions attaching to the series, including dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series, without further vote or action by the stockholders.

         13.0% PAY-IN-KIND PREFERRED STOCK:

         On November 19, 1998, the Company issued 100,000 shares of 13% Pay-in-Kind redeemable preferred stock, $0.01 par value per share, cumulative preferred stock, together with warrants to purchase 159,127 common shares at a purchase price of $0.01 per share, for cash consideration of $12.5 million. All of the outstanding 13% Pay-in-Kind Preferred Stock will be repurchased by the Company for cancellation and all accrued dividends thereon paid with a portion of the proceeds of the Offering; and

(c ) prior to the Offering, a new stock option plan ("New Plan") will become effective (subject to receipt of all regulatory approvals). The maximum number of Common Shares that may be reserved for issuance pursuant to options granted under the New Plan will be 15% of the total number of Common Shares that will be issued and outstanding at the closing of the Offering (including Common Shares to be issued upon the exchange of Exchangeable Shares). Under the New Plan, the Corporation may grant options to purchase Common Shares to directors, officers, employees and consultants of the Corporation and its subsidiaries. These options would be exercisable over a five-year period, beginning on the first anniversary date of the grant, unless the Board of Directors of the Corporation determines a different vesting schedule. Subject to certain prior events of expiry, such as the termination of an optionee's employment, all options expire on the tenth anniversary of the applicable date of grant; and

(d) on March 28, 2003, the Corporation and certain of its subsidiaries entered into a new ten-year license agreement ("New NHL License Agreement") with the NHL which will be effective upon a pre-payment of certain royalties in the amount of $30,000,000 from the Offering or, subject to the NHL's consent, from alternative sources. In addition, the Corporation granted to the NHL an option to purchase 75,000 shares at the Offering price. Under the term of the New NHL License Agreement, the prepaid NHL royalty will be expensed over the terms of the agreement based on the schedule of royalty payments, ranging from $800,000 to $4,912,500.

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

                                                                                     (in thousands)
                                                                         For the Three      For the Three
                                                                          Months ended       Months ended
                                                                         Mar. 31, 2002      Mar. 31, 2003


Operating income                                                               $   311           $   976

Depreciation and amortization                                                      916               969

Capital taxes                                                                      142               149

Other expense, net                                                                   -               132

Gain on sales of property, plant and equipment                                       -               505

Foreign exchange gain                                                               19             4,378
                                                                    ------------------- -----------------

EBITDA                                                                        $  1,388          $  7,109
                                                                    =================== =================

Under the terms of The Hockey Company's short and long-term debt agreements, restructuring and other unusual or non-recurring items would be added back to EBITDA.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003

2003 COMPARED TO 2002



         Net sales grew by 10.6% in 2003 to $37.8 million, from $34.2 million in 2002, of which $2.4 million is attributable to the strengthening of our foreign denominated currencies. We experienced growth in all of our main product groups but above all, in the stick category because of the demand for the Vector one-piece hockey stick.

         Gross profit increased by 12.1% in 2003 to $16.7 million, from $14.9 million in 2002, of which $1.1 million is attributable to the currency fluctuations. Measured as a percentage of net sales, gross margin increased to 44.2% in 2003 from 43.7% in 2002. The increase is mainly due to the restructuring and outsourcing efforts from 2002 that included the closures of three North American manufacturing facilities in order to reduce excess capacity and achieve greater operating efficiencies.

         Selling, general and administrative expenses decreased as a percentage of sales to 41.6% of 2003 sales, from 42.8% of total 2002 sales. In dollar terms, there was an increase to $15.7 million in 2003 from $14.6 million in 2002, of which $1.0 million is attributable to currency fluctuations. Selling and marketing expenses increased because of the variable costs associated with higher sales.

         Operating income for the three months ended March 31, 2003 was $1.0 million compared to $0.3 million in the three months ended March 31, 2002.

         Other income, net consists primarily of $0.5 million related to the gain on sale of our Drummondville manufacturing facility which had become redundant and closed in December 2002.

         EBITDA, as defined above, increased significantly to $7.1 million in the three months ended March 31, 2003 compared to $1.4 million in the first three months of 2002. Included in the $7.1 million is a positive foreign exchange impact of $4.4 million of which $4.6 million resulted from the translation of our U.S. dollar denominated long term debt, 50% of which is held by Sport Maska Inc.

         Interest expense including amortization of deferred financing costs ($0.4 million and $0.6 million in the three months ended March 31, 2003 and 2002, respectively) increased to $4.0 million in the three months ended March 31, 2003 compared to $3.2 million in the first three months of 2002 reflecting the issue of high-yield Secured Notes in April 2002.

         Income before income taxes was $2.0 million in the three months ended March 31, 2003 versus a loss before income taxes of $2.9 million for first three months in 2002.

         Net income for the three months ended March 31, 2003 was $1.7 million compared to a $3.0 million net loss for the three months ended March 31, 2002.

         Net income attributable to common stockholders for the three months ended March 31, 2003 was $1.0 million compared to a net loss of $3.6 million for the corresponding period in 2002. The difference between the redemption value of the preferred stock and the recorded amount is now being accreted over the term of the Secured Notes (as described below) by a charge to retained earnings.

LIQUIDITY AND CAPITAL RESOURCES


         Our anticipated financing requirements for short-term working capital requirements and long-term growth, future capital expenditures and debt service are expected to be met through cash generated from our operations and borrowings under our credit facilities. Effective November 19, 1998, one of our U.S. subsidiaries, Maska U.S., Inc., as the borrower, and the credit parties named therein entered into a credit agreement with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender for a period of three years. Simultaneously, one of our Canadian subsidiaries, Sport Maska Inc., as the borrower, and the credit parties named therein entered into a credit agreement with the lenders referred to therein and General Electric Capital Canada Inc., as Agent and Lender for a period of three years (together with General Electric Capital Corporation, "GECC"). The credit agreements are collateralized by all accounts receivable, inventories and related assets of the borrowers and our other North American subsidiaries, and are further collateralized by a second lien on all of our and our North American subsidiaries' other tangible and intangible assets. The credit agreements were further extended and amended on October 17, 2002 for a period of three years in connection with the issuance of the Units (as described below) to reflect the repayment of the Caisse term loans and to maximize the amount of loans and letters of credit under the two credit agreements to $35.0 million and $7.0 million, respectively. Under the terms of the Notes such indebtedness cannot exceed $35.0 million and must be repaid in full at least once a year. There were no borrowings outstanding under the credit agreements as at March 31, 2003 or December 31, 2002, excluding $5.6 million of letters of credit outstanding and we have met the annual repayment in full requirement for 2003.

         As at March 31, 2003, borrowings under the U.S. credit agreement bear interest at rates between U.S. prime plus 0.25% to 1.00% or LIBOR plus 1.50% to 2.50% depending on The Hockey Company's Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the Canadian credit agreement bear interest at rates between the Canadian prime rate plus 0.50% to 1.25%, the U.S. prime rate plus 0.25% to 1.00% and the Canadian Bankers' Acceptance rate or LIBOR plus 1.50% to 2.50% depending on The Hockey Company's Operating Cash Flow Ratio, as defined in the agreement. In addition, we are charged a monthly commitment fee at an annual rate of 1/4 to 3/8 of 1% on the unused portion of the revolving credit facilities under the credit agreements and certain other fees.

         The credit agreements contain customary negative and affirmative covenants including those relating to capital expenditures, minimum interest coverage and fixed charges coverage ratio. The credit agreements restrict, among other things, the ability to pay cash dividends on the preferred and common shares.

         On November 19, 1998, in connection with the acquisition of Sports Holdings Corp., we entered into a credit agreement with Caisse de depot et placement du Quebec ("Caisse") to borrow Canadian $135.8 million for a period of two years. The loan was further extended and amended into two facilities on March 14, 2001 (Facility 1--Canadian $90 million due June 30, 2004 and Facility 2--Canadian $45.8 million due October 31, 2002). Each facility bore interest equal to the Canadian prime rate plus 5% and Facility 2 bore additional interest of 3.5% which was to be capitalized and repaid on the maturity of Facility 2. On March 8, 2002 we acquired an option from the lender to extend the maturity of Facility 2 plus capitalized interest to February 28, 2003. The amended credit agreement was terminated in connection with the issuance of the Units (as described below).

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

         The proceeds of $123.5 million from the sale of the Units were used by us (i) to repay all outstanding secured loans under the Amended and Restated Credit Agreement with Caisse, dated March 14, 2001, (ii) to pay down secured indebtedness under the U.S. and Canadian credit agreements with GECC, (iii) to pay fees and expenses for the offering and (iv) for general corporate purposes. The Amended and Restated Credit Agreement with Caisse and most documents related thereto have been terminated and are of no further force and effect.

         Jofa AB, our Swedish subsidiary, has entered into a credit agreement with Nordea Bank in Sweden. The maximum amount of loans and letters of credit that may be outstanding under the agreement is SEK 90 million (approximately $10.5 million). The facility is collateralized by the assets of Jofa AB, bears interest at a rate of STIBOR (currently 3.65 %) plus 0.90%, matures on December 31, 2003 and is renewable annually. Total borrowings as at December 31, 2002 and March 31, 2003 were nil (excluding $0.3 million of letter of credits outstanding, 2002 - $1.6 million). Management believes that the credit agreement can be renewed or refinanced upon maturity. If this agreement cannot be renewed or financed with Nordea Bank, the Company will seek alternate sources of financing to replace this agreement. In addition, Jofa AB entered into a separate credit agreement with Nordea Bank in May, 2000 to borrow SEK 10 million, or approximately $1.2 million. The loan has a term of four years with annual principal repayments of SEK 2.5 million, or approximately $0.3 million. The loan is secured by a chattel mortgage on the assets of Jofa AB and bears an interest rate of STIBOR plus 1.25%. The balance of this loan was repaid on March 3, 2003.

         Effective July 10, 2001, KHF Finland Oy, our Finnish subsidiary, entered into a credit agreement with Nordea Bank in Finland. The maximum amount of loans and letters of credit that may be outstanding under the agreement is EUR 2.4 million (approximately $2.6 million). The facility is renewable annually and is collateralized by the assets of KHF Finland Oy and bears interest at a rate of EURIBOR (2.58% at March 31, 2003) plus 0.9%. Total borrowings as at March 31, 2003 and December 31, 2002 were nil. Management believes that the credit agreement will be renewed or refinanced upon maturity.

         Cash provided by operating activities during the three months ended March 31, 2003 was $8.6 million compared to $4.7 million in 2002. Net income was $1.7 million in the three months ended March 31, 2003 compared to a net loss of $3.0 million in the first 3 months of 2002. EBITDA was $7.1 million for the three months ended March 31, 2003 compared to $1.4 million in the first three months of 2002. Inventory increased by $7.4 million from December 31, 2002 to March 31, 2003, whereas accounts receivable were lower by $13.8 million from December 31, 2002 in line with the seasonal nature of our business. Accounts payable and accrued liabilities are higher mainly due to receiving extended terms from suppliers and accrued interest on the high-yield Secured Notes.

         Cash provided by investing activities during the three months ended March 31, 2003 was $1.0 million compared to $0.2 million used in the first three months of 2002, primarily due to the sale of our Drummondville manufacturing facility in the first quarter of 2003.

         Cash used in financing activities during the three months ended March 31, 2003, was $0.7 million compared to $6.4 million in the first three months of 2002. The variance is mainly due to the pay-down of short-term borrowings in the first three months of 2002.During the three months ended March 31, 2003, the foreign currency translation adjustment was a favourable $2.8 million which was principally a result of the strengthening Canadian dollar against the U.S. dollar. During the three months ended March 31, 2002, the foreign exchange translation adjustment was an unfavourable $0.7 million, which was primarily a result of the weakening Canadian dollar against the U.S. dollar in 2002

         We follow the customary practice in the sporting goods industry of offering extended payment terms to creditworthy customers on qualified orders. Our working capital requirements generally peak in the second and third quarters as we build inventory and make shipments under these extended payment terms.

         Certain of our subsidiaries lease office and warehouse facilities and equipment under operating lease agreements. Certain of our subsidiaries have also entered into agreements that call for royalty payments generally based on net sales of certain products and product lines. Certain agreements require guaranteed minimum payments over the royalty term. We also pay the NHL, CHL, and certain professional players and teams an endorsement fee in exchange for the promotion of our brands. Furthermore, we have repayment obligations on our long-term debt. The following is a schedule of future minimum payments and annual obligations under these commitments, as well as the repayment of our Secured Notes in 2009:

                                                             (In thousands)
         2003                                                  $ 16,687
         2004                                                    15,620
         2005                                                     7,165
         2006 to 2008                                             2,525
         2009                                                   125,000
                                                               --------
                                                               $166,997
                                                               ========

         The above reflects the Current NHL License Agreement expiring in 2005. With the implementation of the New License Agreement following the pre-payment of royalties of $30.0 million from the proceeds of the Offering as described below or, subject to the NHL's consent, from alternate sources, the 2004 commitments for the New NHL License Agreement would decrease by approximately $1.5 million, the 2005 commitments would increase by approximately $3.5 million, and commitments for each of the next eight years would be approximately $10.0 million.


RESTRUCTURING RESERVES

         In October 2002, we decided to close three of our North American manufacturing units effective December 2002 in order to reduce excess capacity and achieve greater operating efficiencies. Approximately 160 employees were affected by this decision, of which approximately 50 are from the apparel segment. Accordingly, the Company set up a restructuring reserve of approximately $2.1 million, of which approximately $1.3 million is to cover the cost of severance packages to affected employees, with the remainder representing other closure costs. Of these amounts, approximately $0.2 million remains unpaid at March 31, 2003 (December 31, 2002 - $0.9 million).


PRELIMINARY BASE PREP PROSPECTUS

         On April 7, 2003, The Hockey Company Holdings Inc. (the "Corporation") filed a preliminary base PREP prospectus for the issue of common shares (the "Offering"). Conditional on the successful completion of the Offering, immediately prior to the closing of the Offering, the Corporation will participate in a reorganization with us The Corporation, which has incorporated Hockey Merger Co. ("Subco") on February 24, 2003, and Subco have entered into a merger agreement on April 2, 2003 with us. Under the terms of the merger agreement, Subco will merge with us, and the Corporation, through Subco, will receive and hold all of our outstanding voting common stock. Each existing holder of common will receive one share of our non-voting exchangeable common stock (the "Exchangeable Shares") for each share of common stock held. Each holder of an Exchangeable Share will have the right to exchange one Exchangeable Share for one Common Share of the Corporation, subject to certain adjustments in the event, among others things, of stock splits or similar events. The delivery of the Common Shares upon exercise of the Put Right shall be subject to applicable U.S. securities laws and the Common Shares may not be delivered to a U.S. holder until either a registration statement is filed by the Corporation with the SEC and declared effective by the SEC in order to register the Common Shares or a private placement by the Corporation is completed in accordance with U.S. securities laws. We will be accounting for the merger as a continuity of The Hockey Company as a transaction between related parties and, accordingly, the consolidated financial statements will be prepared using the historical cost basis as though both the Corporation and the The Hockey Company had been combined since inception.

NEW NHL LICENSE AGREEMENT

On March 28, 2003, the Corporation and certain of its subsidiaries entered into a new ten-year license agreement ("New NHL License Agreement") with the NHL which will be effective upon a pre-payment of certain royalties in the amount of $30.0 million from the Offering or, subject to the NHL's consent, from alternative sources. In addition, the Corporation granted to the NHL an option to purchase 75,000 shares at the Offering price. Under the term of the New NHL License

Agreement, the prepaid NHL royalty will be expensed over the terms of the agreement based on the schedule of royalty payments, ranging from $0.8 million to $4.9 million.


NEW ACCOUNTING PRONOUNCEMENTS

         On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statements of Accounting Standards ("SFAS") No. 145, RESCISSION OF FASB STATEMENTS No. 4, 44, and 64, AMENDMENT OF FASB STATEMENT No. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, if material in the aggregate. Due to the rescission of SFAS No. 4, the criteria in Opinion 30 will now be used to classify those gains and losses. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item will be reclassified. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. We adopted this Statement on January 1, 2003 and no significant adjustments resulted for the quarters ended March 31, 2003 and 2002. However we expect to reclassify losses on early extinguishment of debt incurred in the quarter ended June 30, 2002 in accordance with the issued SFAS No. 145.

         In July 2002, FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING) ". SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized at the time when the liability is incurred. SFAS No.146 eliminates the definition and requirement for recognition of exit costs at the date of an entity's commitment to an exit plan in Issue 94-3. We adopted SFAS No.146 and will apply these provisions for exit and disposal activities initiated after December 31, 2002. There were no exit or disposal activities initiated during the quarter ended March 31, 2003.


         In November 2002, FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS ("FIN 45"), which requires certain guarantees to be recorded at fair value and increases the disclosure requirements for guarantees even if the likelihood of making any payments under the guarantee is remote. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We have adopted these rules as of January 1, 2003 and no significant transitional adjustments resulted from its adoption.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         We, in the normal course of doing business, are exposed to market risk from changes in foreign currency exchange rates and interest rates. Our principal currency exposures relate to the Canadian dollar and to certain European currencies. Management's objective, regarding foreign currency risk, is to protect cash flows resulting from sales, purchases and other costs from the adverse impact of exchange rate movements. However, fifty percent of the Secured Notes debt is held by a Canadian subsidiary. Fluctuation in the Canadian dollar against our U.S. dollar can give rise to significant volatility in net income.

         We are also exposed to foreign exchange fluctuations due to our significant sales and costs in Canada, Sweden and Finland. If the average exchange rate of the Canadian dollar, Swedish Krona and Euro were to vary by 1% versus the U.S. dollar, the effect on sales for the first three months of 2003 would have been $0.1 million, $0.1 million and less than $0.1 million, respectively. We also have operating expenses in each of these currencies, which would mitigate the impact of such foreign exchange variation on cash flows from operations. Further, a 1% variation in the Canadian dollar versus the U.S. dollar would have an effect of approximately $0.7 million on translation of our long-term debt for the entire year given that 50% of the debt is held by the Canadian operating company.

         Our European and Canadian subsidiaries each have operating credit facilities denominated in their respective local currencies; these debt facilities are hedged by the operating revenues generated in the local currencies of the subsidiaries. As we hold either long-term or operating debt facilities denominated in the currencies of our European subsidiaries, our equity investment in those entities are hedged against foreign currency fluctuations. We do not engage in speculative derivative activities. We are exposed to changes in interest rates primarily as a result of our operating credit facilities used to maintain liquidity and fund capital expenditures. Management's objective, regarding interest rate risk, is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve these objectives, we maintain the ability to borrow funds in different markets, thereby mitigating the effect of large changes in any one market. Our operating credit facilities have variable interest rates and thus a 1% variation in the interest rate on our borrowing base for the year will cause approximately $0.5 million increase or decrease in interest expense.

ITEM 4.           CONTROLS AND PROCEDURES

         (a)   Evaluation of Disclosure Controls and Procedures

            Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date 90 days prior to the filing of this quarterly report (the "Evaluation Date"). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are reasonably effective in alerting management of the Company on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On March 6, WS Acquisition LLC, which owned approximately 50.4% of the Company's voting power as of such date, gave its written consent to the merger of Hockey Merger Co. with and into the Company, which merger is contingent upon the consummation of the initial public offering of The Hockey Company Holdings Inc. in Canada.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

               10.1 Letter Agreement, dated February 15, 2001, among NHL Enterprises, L.P., NHL Enterprises Canada, L.P., NHL Enterprises B.V., Sport Maska Inc., Maska U.S., Inc., Jofa AB and KHF Finland Oy.

               10.2 Amendment to Letter Agreement, dated March 28, 2003, among NHL Enterprises, L.P., NHL Enterprises Canada, L.P., NHL Enterprises B.V., Sport Maska Inc., Maska U.S., Inc., Jofa AB and KHF Finland Oy.

               99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K.

              On April 8, 2003, the Company issued a report on Form 8-K regarding the proposed initial public offering in Canada and related merger, the resignation of two directors and the execution of a new NHL license agreement.

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



Date: May 8, 2003

                                 CERTIFICATIONS*

I, Matthew O'Toole, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Hockey Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 8, 2003
                                                      /s/ Matthew O'Toole
                                              ----------------------------------
                                                        Matthew O'Toole
                                                    Chief Executive Officer

                                 CERTIFICATIONS*

I, Robert Desrosiers, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Hockey Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 8, 2003
                                                     /s/ Robert Desrosiers
                                              ----------------------------------
                                                        Robert Desrosiers
                                                     Chief Financial Officer

                                                                    EXHIBIT 10.1

                                February 15, 2001

VIA FACSIMILE AND FEDERAL EXPRESS

Mr. Matthew H. O'Toole
Senior Vice President, Marketing and Sales
The Hockey Company
3500 Blvd. de Maisonneuve Ouest
Suite 800
Westmount, Quebec  H3Z 3C1
Canada

               Re: NHL LICENSE FOR AUTHENTIC JERSEYS FOR 30 TEAMS AND OTHER PRODUCTS

Dear Matt:

This letter agreement (together with the exhibits attached hereto, the "LETTER AGREEMENT") will confirm our agreement and understanding with respect to the license agreement between the NHLE entities listed below, on the one hand (collectively, "NHLE"), and Sport Maska Inc. ("SPORT MASKA"), Maska U.S., Inc. ("MASKA U.S."), Jofa AB and KHF Finland Oy, on the other hand (collectively, "THC"), for authentic jerseys for the 30 NHL member teams and certain other products (the "LICENSE").

The parties acknowledge that pursuant to that certain letter agreement dated September 25, 1998, as amended on October 27, 1998 (the "1998 LICENSE"), NHLE has previously granted to Sport Maska and Maska U.S. certain rights to manufacture, sell and market, among other products, authentic jerseys for 15 NHL member teams (the "CCM TEAMS"), and that the proposed License described herein will modify the existing rights of Sport Maska and Maska U.S. under the 1998 License. To the extent not modified by this Letter Agreement, the terms and conditions set forth in the 1998 License shall govern the License described herein.

Mr. Matthew H. O'Toole                    2                    February 15, 2001


All amounts set forth herein are in United States dollars.

1. GRANT OF RIGHTS. NHLE shall grant to THC an exclusive and, with respect to the headwear products listed in Sections 1.d and 2.c of EXHIBIT A attached hereto, non-exclusive License to manufacture, sell and market certain NHLE products (the "PRODUCTS") under three (3) different brand names (CCM, Koho and Jofa), all as described in such EXHIBIT A, subject to and in accordance with the terms set forth herein, including without limitation the terms of NHLE's Standard Terms and Conditions as set forth in EXHIBIT B attached hereto (the "STANDARD TERMS AND CONDITIONS"). THC's brand names shall be placed on the back in the upper third of the jersey Products, in a precise location and size to be agreed upon by the parties.

During the Term, THC shall be the exclusive supplier on-ice of practice jerseys and of jerseys and pants for NHL officials (I.E., referees and linesmen), all of which Products shall be produced under the Jofa brand name.

2. TERM. July 1, 2000 through June 30, 2004, or as may be extended pursuant to this Letter Agreement. Unless otherwise extended pursuant to Paragraph 17 hereof, the Term may be extended through June 30, 2005, (i) by NHLE if Earned Royalties exceed the Minimum Guarantee (as such terms are defined below) for each of the second and third years of the Term, and, (ii) by THC if Earned Royalties are less than the Minimum Guarantee for each of the second and third years of the Term. Notice of such extension must be delivered in writing by September 1, 2003. Each period from July 1 of a particular year of the Term through June 30 of the next succeeding year of the Term shall hereinafter be referred to as a "License Year."

3.       TERRITORY.  Worldwide.

4. TEAM ALLOCATION. All 30 NHL member teams, including the 15 CCM Teams and the 15 remaining NHL member teams (the "ADDITIONAL TEAMS"), as set forth on EXHIBIT C attached hereto.

5. ROYALTIES. THC shall pay to NHLE as royalties the following percentages (each such percentage, a "ROYALTY RATE") of Net Sales (as such term is defined in
Section 2(g) of the Standard Terms and Conditions:

Mr. Matthew H. O'Toole                    3                    February 15, 2001


         a.       authentic and Center Ice products:    o %
         b.       named/numbered jerseys:   o %
         c.       Licensed Blank Jerseys (as defined in Section 1.a.v of
                  EXHIBIT A attached hereto):   o %
         d.       all other products:   o %.

Each Royalty Rate shall be increased by o as of July 1, 2002 and by an additional o as of July 1, 2003.

THC shall submit royalty reports for sales of all Products for each month during the Term by the 20th day of the following month, in accordance with Section 4 of the Standard Terms and Conditions, together with Royalty Payments (as defined in Section 2(h) of the Standard Terms and Conditions) for sales of the Products listed in Paragraph 5.c above. Except as provided in Paragraph 6.d below, THC shall not be obligated to make monthly Royalty Payments on sales of the Products listed in Paragraphs 5.a, 5.b and 5.d above.

6. INITIAL LICENSE FEE, FIRST YEAR FLAT FEE AND MINIMUM GUARANTEES. THC shall pay the following amounts to NHLE on or before the dates set forth below and shall be subject to the following terms and conditions:

         a. the sum of $ o million (the "INITIAL LICENSE FEE"), which shall be paid to NHLE on or prior to the Closing Date
                  (as defined below);

         b. the sum of $ o million, which shall be paid to NHLE in lieu of a Minimum Guarantee for the 2000-2001 License Year and which shall be due in twelve (12) equal installments on the first day of each month of such License Year, commencing with the first such payment due and payable on July 1, 2000 (the "FIRST YEAR FLAT FEE"). THC shall have no obligation to pay Royalties or Minimum Guarantees for the 2000-2001 License Year;

         c. a guaranteed minimum payment (a "MINIMUM GUARANTEE") for each of the remaining License Years as set forth below, each such Minimum Guarantee to be paid in twelve (12) equal installments on the first day of each month of the applicable License Year,

Mr. Matthew H. O'Toole                    4                    February 15, 2001


                  commencing with the first such payment for the 2001-2002 License Year due and payable on July 1, 2001:

                  i.       For the 2001-2002 License Year:         $ o  million
                  ii.      For the 2002-2003 License Year:         $ o  million
                  iii.     For the 2003-2004 License Year:         $ o  million
                  iv.      For the 2004-2005 License Year
                          (if applicable):                         $ o  million;

         d. As security for THC's obligation to pay the Minimum Guarantees and the First Year Flat Fee, THC shall deliver to NHLE on or prior to the Closing Date an irrevocable standby letter of credit for the benefit of NHLE in the amount of $ o million in a form acceptable to and previously approved by NHLE and THC's bank (as defined in EXHIBIT I attached hereto, the "LETTER OF CREDIT"). The terms of the Letter of Credit and the rights and obligations of the parties in connection therewith are set forth in EXHIBIT I attached hereto;

         e.       For each of the 2001-2002, 2002-2003 and 2003-2004 License
                  Years (and the 2004-2005 License Year, if applicable) Royalties earned on net sales ("EARNED ROYALTIES") during such License Year for the Products listed in Paragraphs 5.a, 5.b and 5.d hereof shall be credited towards the Minimum Guarantee due for such License Year. No other amounts (including without limitation Earned Royalties for the Products listed in Paragraph 5.c hereof and all fees ("ON-ICE FEES") paid by THC for the right to supply NHL players with equipment on-ice bearing THC brand names during NHL games) shall be credited towards the Minimum Guarantees due hereunder;

         f. All Earned Royalties for the Products listed in Paragraphs 5.a, 5.b and 5.d hereof for each of the 2001-2002, 2002-2003 and 2003-2004 License Years (and the 2004-2005 License Year, if applicable) which shall be in excess of the Minimum Guarantee due for such License Year, which excess Earned Royalties shall be paid to NHLE within thirty (30) days following the end of the applicable License Year. Earned Royalties in excess of the Minimum Guarantee for a particular License Year may not be credited

Mr. Matthew H. O'Toole                    5                    February 15, 2001


                  towards or otherwise offset
                  against the Minimum Guarantee for any other License Year or any other amount due under the License. The parties agree that Paragraphs 5.B and 5.C and Exhibit A of the 1998 License shall be superseded hereby;

         g. Upon the occurrence of any event described in Paragraph 15.b(ii) below (a "QUALIFYING EVENT"), Paragraph 6.c hereof shall immediately cease to be effective and shall be replaced by the following revised Minimum Guarantees:

                  i.       For the 2001-2002 License Year:      $ o  million
                  ii.      For the 2002-2003 License Year:      $ o  million
                  iii.     For the 2003-2004 License Year:      $ o  million
                  iv.      For the 2004-2005 License Year
                           (if applicable):                     $ o  million;

                  PROVIDED, HOWEVER, that the acquisition of Effective Control (as defined below) of THC by any of the entities listed on EXHIBIT L attached hereto shall not be deemed to be a Qualifying Event; PROVIDED FURTHER that THC's obligation to pay the revised Minimum Guarantees shall become effective as of the date of the Qualifying Event and shall not be applied retroactively, and the Minimum Guarantee and the revised Minimum Guarantee due for the License Year in which the Qualifying Event occurs shall each be prorated accordingly; PROVIDED FURTHER that the revised Minimum Guarantees shall continue to be paid in twelve (12) equal installments on the first day of each month of the applicable License Year; PROVIDED FURTHER that the terms of Paragraph 6.d above shall continue to be effective; and

         h. The parties agree that the payment of On-Ice Fees by THC shall continue to be governed by Paragraph 9.E of the 1998 License. Notwithstanding anything to the contrary contained in the 1998 License, player pants shall be deemed to have been included in such 1998 License as one of the equipment categories under the Jofa brand name for which THC shall pay the aggregate annual On-Ice Fee set forth in Paragraph 9.E of the 1998 License.

Mr. Matthew H. O'Toole                    6                    February 15, 2001


7. ADDITIONAL PAYMENT FOR INSUFFICIENT SALES. If during the 2001-2002 License Year Earned Royalties amount to less than o percent ( o %) of the Minimum Guarantee for such year, NHLE shall receive an immediate cash payment from THC of $ o , which shall be in addition to, and shall not be credited towards, the Initial License Fee, the First Year Flat Fee, Royalties, Minimum Guarantees, the Supplemental License Fee or any other obligations of THC under the License; PROVIDED, HOWEVER, that this provision shall not apply in the event that the Minimum Guarantee due for either the 2001-2002 or the 2002-2003 License Year is reduced pursuant to Paragraph 17 hereof.

8. GENERAL LEAGUE MARKETING COMMITMENT. During the 2000-2001 License Year, THC shall spend a minimum of $ o on NHL marketing, as mutually agreed by NHLE and THC (the "LEAGUE MARKETING COMMITMENT"), which shall be in addition to, and shall not be credited towards, the Initial License Fee, the First Year Flat Fee, Royalties, Minimum Guarantees, the Supplemental License Fee or any other obligations of THC under the License.

9.       TEAM MARKETING COMMITMENTS. During each License Year, THC shall spend a
         minimum of $ o   with each team on team marketing, as mutually agreed
         with each such team (each, a "TEAM MARKETING COMMITMENT," and together, the "TEAM MARKETING COMMITMENTS"). The Team Marketing Commitments shall be in addition to, and shall not be credited towards, the Initial License Fee, the First Year Flat Fee, Royalties, Minimum Guarantees, the Supplemental License Fee or any other obligations of THC under the
         License.  o   . THC's marketing agreement with each team shall
         provide, unless otherwise agreed with such team, that THC shall deliver the full amount of the annual Team Marketing Minimum to such team
          o   on or before October 1 of each License Year, and  o  .

10. ADDITIONAL PAYMENTS FOR KOHO SALES. Within thirty (30) days after the end of
each License Year, THC shall pay to NHLE o   percent ( o  %) of the amount
by which THC's gross revenues in North America for Koho products other than the Products ("KOHO GROSS REVENUES") for such year exceeded the Koho Gross Revenues for the twelve-month period ended June 30, 2000 ("BASE YEAR KOHO GROSS REVENUES"). Such payments shall be in addition to, and shall not be credited towards, the Initial License Fee, the First Year Flat Fee, Royalties, Minimum Guarantees, the Supplemental License Fee or any other obligations of

Mr. Matthew H. O'Toole                    7                    February 15, 2001


THC under the License. Together with such payments, THC shall submit to NHLE a sales report showing the Koho Gross Revenues for the applicable License Year and the Base Year Koho Gross Revenues. Further, THC shall submit to NHLE a sales report showing the Base Year Koho Gross Revenues within thirty (30) days following the date hereof. Each such sales report shall be certified by an officer of THC.

11. PRODUCT PRODUCTION AND DELIVERY, AND MAINTENANCE OF PRODUCT INVENTORIES. For each License Year, THC shall meet the Product production deadlines set forth in EXHIBIT D attached hereto and the Product delivery deadlines set forth on EXHIBIT E attached hereto, and shall maintain the Product inventories set forth on EXHIBIT F attached hereto, subject to the conditions set forth in each such exhibit. Notwithstanding anything to the contrary contained elsewhere herein, during the last six (6) months of the last License Year of the Term in the event that NHLE has notified THC in writing that the License will not be renewed or extended, THC shall manufacture only such quantities of the Products which are to be sold at retail as are reasonably necessary to fulfill orders for delivery to be made during such last License Year.

12. HOT MARKET PRODUCTS. NHLE and THC shall negotiate in good faith to conclude, during the Term, a separate, non-exclusive license authorizing THC to produce one or more "hot market" products (E.G., for the 2002 NHL All-Star game).

13. OBLIGATION TO NEGOTIATE. The parties shall negotiate in good faith for a period not to continue past December 31, 2001, unless otherwise agreed, to amend the License and transfer some or all of the rights granted to THC pursuant thereto to a joint venture entity to be owned by THC and NHLE. The basic terms of such transaction, as agreed between the parties, are outlined on EXHIBIT G attached hereto. In the event that the parties do not reach agreement on such an amendment, the License shall remain in full force and effect.

14. QUALITY CONTROL, ETC. The Products and their manufacture, sale and marketing, as well as certain other terms and conditions, shall be subject to the Standard Terms and Conditions.

15.      CHANGE OF CONTROL.

Mr. Matthew H. O'Toole                    8                    February 15, 2001

         a. THC shall, in the event of a proposed Change of Control (as defined below), request the prior written consent of NHLE, which consent shall not be unreasonably withheld. NHLE shall, within ten (10) business days of its receipt of a written request for such consent, either: (i) grant such consent in writing; or (ii) provide written reasons explaining its refusal to grant such consent. In the event that THC or the entity acquiring control is unable, within a reasonable period of time, to address such written reasons to the satisfaction of NHLE, acting reasonably, and the Change of Control is consummated, NHLE shall have the right to terminate the License.

         b. Change of Control shall mean: (i) any assignment, transfer or sublicense of any or all of the rights granted in the License to any third party; or (ii) any transaction or series of transactions or any reorganization or similar event that results in any entity or person other than an entity or person presently having Effective Control (as defined below), including without limitation Wellspring Capital Management LLC, (x) acquiring more than 49% of the equity interest, voting power or economic interest of THC, (y) otherwise acquiring effective control of THC, whether by contract, operation of law or otherwise (collectively, "EFFECTIVE CONTROL"), or (z) acquiring a substantial portion of the operating assets of THC necessary to carry on its business as presently conducted.

         c. NHLE agrees that in exercising its right to consent or withhold consent to any Change of Control, NHLE shall consider such factors as the following, all of which are included by way of illustration only, and further agrees that its consideration of such factors shall be made at all times in good faith:

                  i. the compatibility of the proposed action and the proposed assignee, transferee, sublicensee, pledgee or purchaser, as the case may be (any such person being referred to herein as the "PROPOSED PARTY"), with the reasonable business objectives of NHLE and its affiliates; PROVIDED, HOWEVER, that NHLE shall not consider the compatibility of the Proposed

Mr. Matthew H. O'Toole                    9                    February 15, 2001


                           Party with the business objectives of any NHLE licensee other than THC;

                  ii. the reputation of the Proposed Party within the Proposed Party's business or industry for offering quality and reliable services or products or both (as the case may be);

                  iii.     the financial strength of the Proposed Party; and

                  iv. the ability of the Proposed Party to fulfill or cause THC to fulfill the obligations of THC under this Letter Agreement, the License and the New Jofa License (as defined below).

                  Notwithstanding the foregoing, THC shall not engage in or permit to occur a Change of Control if the Proposed party has publicly documented connections to legal or illegal gambling activity or if any of the principal owners or officers of the Proposed Party has been convicted in a criminal action.

         d. In the event that NHLE withholds its consent to a proposed Change of Control and a dispute arises as to whether such consent was unreasonably withheld, THC may elect to have such dispute settled on an expedited basis by binding arbitration. In such an event, THC shall send written notice to NHLE of its desire to arbitrate, and NHLE and THC shall jointly select an arbitrator. If an arbitrator is not selected within ten (10) days after NHLE's receipt of such notice from THC, the American Arbitration Association in New York, New York shall select the arbitrator. The arbitrator shall have financial or marketing expertise in sports marketing and licensing. The arbitration shall take place in New York, New York. The arbitrator shall adopt the rules and procedures for commercial arbitration of the American Arbitration Association. The arbitrator shall endeavor to render a final decision within thirty (30) days of the selection of the arbitrator. The arbitrator's judgment shall be final and binding on the parties. Judgment on the arbitrator's award may be entered in any court having jurisdiction. In the event that THC does not elect to have such dispute settled by

Mr. Matthew H. O'Toole                   10                    February 15, 2001


                  binding arbitration, THC may proceed with any other legal remedies it may have.

16. SUPPLEMENTARY LICENSE FEE. THC shall pay to NHLE the sum of $ o   (the
"SUPPLEMENTARY LICENSE FEE") in five (5) annual installments of $ o   each,
which shall be delivered to NHLE on or before June 15 of each year beginning with June 15, 2000 until the full Supplementary License Fee has been paid. The Supplementary License Fee shall be in addition to, and shall not be credited towards, the Initial License Fee, First Year Flat Fee, Royalties, Minimum Guarantees or any other obligations of THC under the License.

17. WORK STOPPAGE. In the event that during a License Year any regular season or playoff NHL games are not played as the result of a player strike, management lockout or comparable work stoppage league-wide (a "WORK STOPPAGE"), the following provisions shall apply (and there shall be no adjustment to any amounts due hereunder other than as explicitly set forth in this Paragraph 17):

         a. for purposes of this Paragraph 17: (i) the License Year during which the Work Stoppage commences shall be referred to as the "Work Stoppage License Year;" (ii) the regular season and playoff NHL games not played as the result of a Work Stoppage shall be referred to as the "Missed Regular Season Games" and the "Missed Playoff Games," respectively; (iii) the total number of regular season NHL games and playoff NHL games originally scheduled for a particular License Year shall be deemed to be one thousand two hundred thirty (1230) games and seventy-five (75) games, respectively; (iv) each playoff series (I.E., a two-team matchup) not played as the result of a Work Stoppage shall count as five (5) Missed Playoff Games; and (vi) the shortening of the maximum number of scheduled games for a particular round of the playoffs from seven (7) to five (5) games shall count as one and one-half (1 1/2) Missed Playoff Games, and from seven (7) to three (3) games shall count as three (3) Missed Playoff Games;

         b. subject to Paragraph 17.h hereof, if there occur o ( o ) or fewer Missed Regular Season Games during the Work Stoppage License Year, there shall be no adjustment to the Minimum Guarantees,

Mr. Matthew H. O'Toole                   11                    February 15, 2001


                  League Marketing Commitment or any other amounts due hereunder;

         c. if there occur o ( o ) or more Missed Regular Season Games during the Work Stoppage License Year, THC shall be obligated to pay the full amount of the Minimum Guarantee and the League Marketing Commitment due for such Work Stoppage License Year, and the Minimum Guarantee and League Marketing Commitment due for the License Year immediately following the Work Stoppage License Year (the "POST WORK STOPPAGE LICENSE YEAR") shall each be reduced by an amount equal to o multiplied by a fraction, the numerator of which shall be the number of Missed Regular Season Games in the Work Stoppage License Year and the denominator of which shall be the total number of regular season NHL games originally scheduled for the Work Stoppage License Year;

         d. if the Term has not been extended through June 30, 2005 pursuant to Paragraph 2 hereof and (i) there occur o ( o ) or more Missed Regular Season Games during Year 4 (the 2003-2004 License Year) or (ii) a Work Stoppage is in effect on February 28, 2004, THC shall have the right to extend the Term through June 30, 2005, upon written notice to NHLE within thirty (30) days after the termination of such Work Stoppage has been formally announced by the NHL, but in no event later than February 28, 2004;

         e. if the Term has been extended for an additional License Year (the "EXTENSION LICENSE YEAR") pursuant to Paragraph 2 hereof or this Paragraph 17 and (i) there occur o ( o ) or more Missed Regular Season Games during the Extension License Year or (ii) a Work Stoppage is in effect on February 28 of the Extension License Year, THC shall have the right to extend the Term through June 30 of the year immediately following the Extension License Year, upon written notice to NHLE within thirty (30) days after the termination of such Work Stoppage has been formally announced by the NHL, but in no event later than February 28 of the Extension License Year, on the same terms as are provided hereunder for the 2004-2005 License Year (and the Minimum Guarantee and the League

Mr. Matthew H. O'Toole                   12                    February 15, 2001


                  Marketing Commitment due for the year immediately following the Extension License Year shall be reduced as set forth in this Paragraph 17);

         f. if during the Post Work Stoppage License Year there occur o ( o ) or more Missed Regular Season Games, THC shall be obligated to pay the full amount of the Minimum Guarantee and League Marketing Commitment due for such Post Work Stoppage License Year, as reduced pursuant to Paragraph 17.c hereof, and the reduction in the Minimum Guarantee and the League Marketing Commitment due for the License Year immediately following such Post Work Stoppage License Year shall be calculated as set forth in such Paragraph 17.c using o for such Post Work Stoppage License Year;

         g. if there occur o ( o ) or more Missed Regular Season Games during each of two (2) consecutive License Years, THC shall have the right, upon written notice to NHLE within thirty (30) days after the termination of such Work Stoppage has been formally announced by the NHL, but in no event later than February 28 of the second of such two License Years, to:

                  i. extend the Term by an additional year through June 30, 2005, or June 30, 2006 or June 30, 2007 on the
                           same terms as are provided hereunder for the
                           2004-2005 License Year, as applicable, in each case
                           with no obligation to pay  o   for such additional
                           year; or

                  ii. elect to receive, in any one (1) of the five (5) years following the Term, as THC shall decide in its sole discretion, a semi-exclusive one-year license from NHLE to be one of up to three (3) suppliers licensed to manufacture, sell and market authentic jerseys. Ten (10) NHL member teams shall be allocated to THC under such license. The terms of such license shall consist of terms substantially similar to the terms of this License; PROVIDED, HOWEVER, that THC shall have no obligation under such license to pay o .

Mr. Matthew H. O'Toole                   13                    February 15, 2001


         h. if there occur o ( o ) or fewer Missed Regular Season Games during each of two (2) consecutive License Years such that the total of such Missed Regular Season Games over such two years is equal to or greater than o ( o ) Missed Regular Season Games, THC shall be obligated to pay the full amount of the Minimum Guarantee and the League Marketing Commitment due for the Work Stoppage License Year (the first of such two years), and the Minimum Guarantees and the League Marketing Commitment due for the Post Work Stoppage License Year (the second of such two years) and the License Year immediately following the Post Work Stoppage License Year shall be reduced as set forth in Paragraphs 17.c and 17.f hereof, respectively; PROVIDED, HOWEVER, that if in such event the Post Work Stoppage License Year is the final year of the Term, THC shall have the right to extend the Term through June 30 of the year immediately following the Post Work Stoppage License Year, upon written notice to NHLE within thirty (30) days after the termination of the Work Stoppage in the Post Work Stoppage License Year has been formally announced by the NHL, but in no event later than February 28 of the Post Work Stoppage License Year, on the same terms as are provided hereunder for the 2004-2005 License Year (and the Minimum Guarantee and the League Marketing Commitment due for the year immediately following the Post Work Stoppage License Year shall be reduced as set forth in this Paragraph 17);

         i.       if there occur any Missed Playoff Games in  o   of the NHL
                  playoffs during the Work Stoppage License Year, there shall be no adjustments to the Minimum Guarantees, the League Marketing Commitment or any other amounts due hereunder, other than as provided in this Paragraph 17 in the event that there occur Missed Regular Season Games; and

         j. if there occur any Missed Playoff Games in more than o of the NHL playoffs during the Work Stoppage License Year, the Minimum Guarantee and the League Marketing Commitment due for the Post Work Stoppage License Year shall be reduced by an amount equal to o percent ( o %) of the Minimum Guarantee or the League Marketing Commitment, as applicable (in each case, before any

Mr. Matthew H. O'Toole                   14                    February 15, 2001


                  reduction pursuant to this Paragraph 17), due for the Work Stoppage License Year, multiplied by a fraction, the numerator of which shall be the number of Missed Playoff Games during the Work Stoppage License Year, and the denominator of which shall be the total number of playoff NHL games originally scheduled for the Work Stoppage License Year. Any reduction in Minimum Guarantees and the League Marketing Commitment pursuant to this Paragraph 17.j shall be in addition to any reduction in Minimum Guarantees and the League Marketing Commitment provided for elsewhere in this Paragraph 17 in the event that there occur Missed Regular Season Games.

         k. The following examples are provided by way of illustration only and each assumes that the 2002-2003 License Year is the Work Stoppage License Year:

                  i.       if, in the Work Stoppage License Year, the  o   of
                           the playoffs is not played, or if the maximum number of scheduled playoff games for each series in such first round is reduced (E.G., from seven (7) games to five (5) games), there shall be no adjustments to the Minimum Guarantees, the League Marketing Commitment or any other amounts due hereunder;

                  ii. if, in the Work Stoppage License Year, both the first and second rounds of the playoffs are not played due to a Work Stoppage, the number of Missed Playoff Games shall be sixty (60) games, which is calculated as follows: 8 first round series multiplied by 5 games for a total of 40 games, plus 4 second round series multiplied by 5 games for a total of 20 games, for an aggregate total of 60 games. Accordingly, the Minimum Guarantee, for example, for the Post Work Stoppage License Year shall be reduced by $ o , which is calculated as follows: o % multiplied by $ o million (the Minimum Guarantee due for the Work Stoppage License Year without reduction) multiplied by 0.8 (which is equal to the quotient of 60 Missed Playoff Games divided by 75 total playoff games originally scheduled for the Work Stoppage

Mr. Matthew H. O'Toole                   15                    February 15, 2001


                           License Year). After such reduction, the Minimum Guarantee for the Post Work Stoppage License Year shall be equal to $ o million;

                  iii. if, due to a Work Stoppage, the maximum number of scheduled playoff games for each series in each of the second and third rounds of the playoffs is reduced to five (5) games, the number of Missed Playoff Games shall be nine (9) games, which is calculated as follows: 4 second round series multiplied by 1.5 games for a total of 6 games, plus 2 third round series multiplied by 1.5 games for a total of 3 games, for an aggregate total of 9 games. Accordingly, the League Marketing Commitment, for example, for the Post Work Stoppage License Year shall be reduced by $ o , which is calculated as follows: o % multiplied by $ o (the League Marketing Commitment due for the Work Stoppage License Year without reduction) multiplied by 0.12 (which is equal to the quotient of 9 Missed Playoff Games divided by 75 total playoff games originally scheduled for such Work Stoppage License Year). After such reduction, the League Marketing Commitment for the Post Work Stoppage License Year shall be equal to $ o .

18. NEW JOFA LICENSE. NHLE hereby grants to THC certain rights to manufacture, sell and market Jofa hockey equipment using certain NHL trademarks and/or indicia, as set forth in EXHIBIT H attached hereto. Promptly following the execution of this Letter Agreement, NHLE and THC shall execute a license agreement incorporating the terms set forth in such exhibit (the "NEW JOFA License"). Until the New Jofa License is executed by the parties, the terms set forth in EXHIBIT H shall be in force and effect and fully binding upon the parties.

19. PRO PLAYER INVENTORY. NHLE agrees that, without the prior consent of THC, which consent shall not be unreasonably withheld, NHLE shall not, except as may be provided in the Stipulation and Consent Order (as defined below), grant a license for the sale of the Pro Player Inventory (as defined below) other than to the Permitted Purchasers (as defined below), or entities selling such Pro Player Inventory to the Permitted Purchasers, and, in the event of such a proposed sale

Mr. Matthew H. O'Toole                   16                    February 15, 2001


of the Pro Player Inventory, NHLE shall request that THC be granted a first opportunity to purchase the Pro Player Inventory. The Stipulation and Consent Order shall mean the Stipulation and Consent Order Regarding the Rejection of Certain Executory Contracts with NHL Enterprises, dated March 21, 2000, filed in connection with the Chapter 11 proceedings of Pro Player, Inc. and its affiliates. The Pro Player Inventory shall mean certain finished NHLE-licensed inventory which, on May 11, 2000, was in the possession of entities other than Pro Player which are located outside of the United States. The Permitted Purchasers shall mean the entities permitted to purchase inventory from Pro Player under the Stipulation and Consent Order and other related agreements. Notwithstanding the foregoing, THC acknowledges that inventory, including without limitation finished and unfinished authentic and replica jerseys bearing the trademarks of NHL member teams and Pro Player, may have been produced, or may be produced, which are not subject to the Stipulation and Consent Order. Any infringement related to such jerseys shall be dealt with in accordance with the provisions of section 3(n) of Exhibit B.

20. CONFIDENTIALITY. Due to the confidential nature of this transaction, no party will make any announcement or disclosure regarding this transaction (including without limitation the details of the negotiations and the terms of the transaction and any details in connection with or associated with its implementation) without the prior written consent of the other, unless and except as required by applicable law, except that NHLE shall be entitled to provide such details to a third party (the "OFFEREE") pursuant to NHLE's contractual obligation to the Offeree concerning the Offeree's right to match the terms of the letter agreement, dated May 11, 2000, between NHLE and THC regarding a Proposed NHL License for Authentic Jerseys for 30 teams and Other Products (the "2000 LICENSE").

If the transactions contemplated by this Letter Agreement are not consummated for any reason, neither party shall disclose to any third party (other than to the Offeree) any documents or other information provided to it by the other party, except that the foregoing restriction will not apply to any information that (i) was or since the time of disclosure has become part of the public domain through no act or failure by the recipient party, (ii) was already in the possession of any receiving party when initially disclosed, (iii) is or was received from a third party before or after the time of disclosure (so long as such information was not disclosed by such third party in violation of any confidentiality

Mr. Matthew H. O'Toole                   17                    February 15, 2001

agreement of which the receiving party had knowledge), or (iv) may be required to be disclosed by law or legal process.

21.  Closing.



         a. Notwithstanding anything to the contrary contained elsewhere herein, the respective obligation of each party to consummate the transactions contemplated herein is subject to the satisfaction of each of the following conditions (each, a "CLOSING CONDITION"):

                  i. the receipt by NHLE on or before February 22, 2001 of an irrevocable letter of credit for the benefit of
                           NHLE in the amount of $ o   million, the terms of
                           which (and the rights and obligations of the parties in connection with which) are set forth in EXHIBIT J attached hereto (the "INTERIM LETTER OF CREDIT");

                  ii. the receipt by NHLE on or prior to March 30, 2001 of the Initial License Fee;

                  iii. the receipt by NHLE on or prior to March 30, 2001 of a sum equal to that portion of the First Year Flat Fee which shall have become due as of the Closing Date (as defined below) less Royalty Payments received by NHLE as of the Closing Date;

                  iv. the receipt by NHLE on or prior to March 30, 2001 of the Letter of Credit (the date on which THC shall have fulfilled all of the Closing Conditions set forth in subsections a.ii, a.iii and a.iv of this Paragraph 21 shall be referred to herein as the "Closing Date");

                  iv. the receipt by each NHL team of all payments or other consideration required, as of the Closing Date, to be delivered to such team by THC pursuant to agreements between THC and such teams relating to the Team Marketing Commitment; and

Mr. Matthew H. O'Toole                   18                    February 15, 2001


                  v. the review by NHLE at least five (5) business days prior to the Closing Date of THC's cash flow projections as of December 31, 2000 and such other financial information and documentation as NHLE shall reasonably require.; and

                  vi. the receipt by NHLE on or prior to the Closing Date of a letter, executed by THC, with respect to the youth and toddler jersey market and certain preferred customers in the form attached hereto as EXHIBIT K.

         b. Upon the satisfaction of all of the Closing Conditions:

                  i. the terms of this Letter Agreement shall become effective and this Letter Agreement shall be deemed to supplement, modify and restate the terms of the 2000 License; and

                  ii. the letter agreement, dated May 11, 2000, between NHLE and THC regarding logo size and placement shall remain in full force and effect.

         c. In the event that any one of the Closing Conditions is not satisfied, this Letter Agreement shall be deemed void ab initio and the terms of the 2000 License shall remain in effect without modification hereby.


22.  MISCELLANEOUS.

         a. To the extent that any conflict exists between the terms of this Letter Agreement and the Standard Terms and Conditions, the terms of this Letter Agreement shall govern.

         b. This Letter Agreement shall be governed by the internal laws of the State of New York, and the United States District Court for the Southern District of New York and the state courts of New York in the county of Manhattan shall have exclusive jurisdiction over any issues arising out of or relating to this Letter Agreement and the License.

Mr. Matthew H. O'Toole                   19                    February 15, 2001


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Mr. Matthew H. O'Toole                   20                    February 15, 2001


If the foregoing accurately sets forth our agreement and understanding, please so indicate by signing and dating, and returning to us a copy of this Letter Agreement prior to 5:00 P.M. on February 16, 2001, at which time if not fully executed this Letter Agreement shall expire and be of no effect.

6                                            Sincerely yours,


NHL ENTERPRISES, L.P.                                           NHL ENTERPRISES B.V.
By:   NHL Enterprises, Inc., its general partner                By:  NHL Enterprises, Inc., its Managing Director

By: /S/ BRIAN P. JENNINGS                                       By: /S/ BRIAN P. JENNINGS
    ----------------------------------------                        -----------------------------------
    Name:   Brian P. Jennings                                       Name:  Brian P. Jennings
    Title:  Group Vice President,                                   Title: Group Vice President,
            Consumer Products Marketing                                    Consumer Products Marketing


NHL ENTERPRISES CANADA, L.P.
By:   National Hockey League Enterprises Canada, Inc.,
      its general partner

By:   /S/ BRIAN P. JENNINGS
      --------------------------------------
      Name:   Brian P. Jennings
      Title:  Group Vice President,
              Consumer Products Marketing


Mr. Matthew H. O'Toole                   21                    February 15, 2001


AGREED AND ACCEPTED this 16th day of February, 2001:


SPORT MASKA INC.                                              MASKA U.S., INC.

By:      MATTHEW H. O'TOOLE                                   By:    MATTHEW H. O'TOOLE
      ----------------------------------                          ----------------------------------
      Name:    Matthew H. O'Toole                                Name:    Matthew H. O'Toole
      Title:   Senior Vice President,                            Title:   Senior Vice President,
               Marketing and Sales                                        Marketing and Sales


JOFA AB                                                       KHF FINLAND OY

By:      MATTHEW H. O'TOOLE                                   By: MATTHEW H. O'TOOLE
      ----------------------------------                          ----------------------------------
      Name:    Matthew H. O'Toole                                Name:   Matthew H. O'Toole
      Title:   Senior Vice President,                            Title:  Senior Vice President,
               Marketing and Sales                                       Marketing and Sales

                                                                    EXHIBIT 10.2

                                 March 28, 2003

FEDERAL EXPRESS

Mr. Matthew H. O'Toole
President and Chief Executive Officer
The Hockey Company
3500 Blvd. de Maisonneuve Ouest
Suite 800
Westmount, Quebec  H3Z 3C1
Canada

                  Re: Amendment to Letter Agreement, dated February 15, 2001 (the "2001 LICENSE"), between NHL Enterprises, L.P., NHL Enterprises Canada, L.P. and NHL Enterprises B.V., on the one hand (collectively, "NHLE"), and Sport Maska Inc., Maska U.S., Inc., Jofa AB and KHF Finland Oy, on the other hand (collectively, "THC"), regarding an NHL License for Authentic Jerseys for 30 Teams and Other Products - EXTENSION OF TERM

Dear Matt:

This letter agreement (together with the exhibits attached hereto, the "AMENDMENT") will amend the 2001 License (a copy of which is attached hereto as EXHIBIT A) to, among other things, extend the Term of the License therein, subject to the terms and conditions set forth herein. Defined terms used in this Amendment without definition shall have the meanings ascribed to them in the 2001 License, unless specified otherwise herein. All amounts set forth herein are in United States dollars. Reference is made to that certain Letter Agreement, of even date herewith (the "2004-2014 LICENSE"), between NHLE, on the one hand, and THC, The Hockey Company and The Hockey Company Holdings Inc., on the other hand, regarding an NHL license for authentic jerseys for 30 teams and other products - 2004-2014.

Mr. Matthew H. O'Toole                   2                     March 28, 2003


The parties hereby agree as follows.

1. EXTENSION OF TERM THROUGH 2005. Paragraph 2 of the 2001 License is hereby deleted in its entirety and replaced with the following:

"2.   TERM. July 1, 2000 through June 30, 2005, or as may be extended in accordance with Paragraph 17 below."

2. NHL/THC DESIGN CENTER. Paragraph 13 of the 2001 License is hereby deleted in its entirety and replaced with the following:

"13. NHL/THC DESIGN CENTER. In the event that THC pays to NHLE the Long Term Contract Commitment Fee (as defined in the 2004-2014 License) in accordance with Paragraph A.1 or A.2 of the 2004-2014 License, then as soon as practicable following such payment, and at its own expense and in consultation with NHLE, THC shall create and operate for the duration of the Term an NHL/THC Design Center, which shall work on product design and innovation. THC shall staff the NHL/THC Design Center with at least five (5) product and graphic designers. The NHL/THC Design Center will offer design services to the NHL teams at discount rates."

3. WORK STOPPAGE. Paragraph 17 of the 2001 License, which is effective only through June 30 2003, is hereby renumbered as Paragraph 17.1 and all references in such Paragraph to "Paragraph 17" are hereby replaced with references to "Paragraph 17.1". A new Paragraph 17.2 is added following Paragraph 17.1 as follows:

"17.2    WORK STOPPAGE - 2003-2004 AND 2004-2005.

         a. Notwithstanding the foregoing, if by April 1, 2003 or by April 1, 2004 (the License Year in which such April 1 occurs, the "PRE-WORK STOPPAGE LICENSE YEAR"), the NHL and the NHLPA have not entered into a Collective Bargaining Agreement or other arrangement (a "CBA") covering the following NHL season (the License Year corresponding to such following NHL season, the "WORK STOPPAGE LICENSE YEAR"), then:

Mr. Matthew H. O'Toole                   3                     March 28, 2003


                  i. the Minimum Guarantee for the Work Stoppage License Year shall be reduced to o ;

                  ii. THC shall pay to NHL Enterprises, L.P. on behalf of NHLE, or in accordance with NHLE's instructions, Earned Royalties for all Products for the Work Stoppage License Year on a monthly basis during such Work Stoppage License Year simultaneously with THC's submission of the monthly statements required under
                           Section 4 of EXHIBIT B attached hereto; and

                  iii. The Term shall be extended automatically for an additional year through June 30, 2006 (the "ADDITIONAL LICENSE YEAR"), unless THC elects to forego the Additional License Year by delivery of written notice to NHLE prior to June 1 of the Pre-Work Stoppage License Year. The Additional License Year shall be subject to the same terms and conditions as those that apply to the 2004-2005 License Year, except that the Minimum Guarantee for the Additional License Year shall be $ o .

         b. Beginning with the 2003-2004 NHL season, regardless of when (or whether) a CBA covering a particular NHL season during the Term is entered into, if any scheduled regular season NHL games are not played during such season as the result of a player strike, management lockout or comparable work stoppage league-wide (such games not played, the "MISSED GAMES," and the License Year corresponding to such season, the "WORK STOPPAGE LICENSE YEAR") and if such Missed Games amount to o percent ( o %) or more of the scheduled NHL regular season for the Work Stoppage License Year, then:

                  i. the Minimum Guarantee for the Work Stoppage License Year shall be reduced to o ;

                  ii. THC shall pay to NHL Enterprises, L.P. on behalf of NHLE, or in accordance with NHLE's instructions, Earned Royalties for all Products for the Work Stoppage License Year on a

Mr. Matthew H. O'Toole                   4                     March 28, 2003


                           monthly basis during such Work Stoppage License Year simultaneously with THC's submission of the monthly statements required under Section 4 of EXHIBIT B attached hereto; and

                  iii. The Term shall be extended automatically for the Additional License Year, unless THC elects to forego the Additional License Year by delivery of written notice to NHLE within sixty (60) days following the occurrence of Missed Games amounting to more than o percent ( o %) of the scheduled NHL regular season for the Work Stoppage License Year. The Additional License Year shall be subject to the same terms and conditions as those that apply to the 2004-2005 License Year, except that the Minimum Guarantee for the Additional License Year shall be $ o .

                  iv. if such Missed Games amount to o percent ( o %) or more of the scheduled NHL regular season for the Work Stoppage License Year, the Team Marketing Commitment for the Work Stoppage License Year shall be reduced pro rata, I.E., by an amount equal to such Team Marketing Commitment, multiplied by a fraction, the numerator of which shall be the number of Missed Games, and the denominator of which shall be the total number of NHL regular season games originally scheduled for the Work Stoppage License Year. For clarity, neither the Team Marketing Commitment, nor the team marketing assets to be delivered as consideration therefore shall be reduced if Missed Games amount to less than o percent ( o %) of the scheduled NHL regular season for the Work Stoppage License Year. For purposes of illustration, if there occur 246 Missed Games during the 2004-2005 NHL season (and the total number of scheduled regular season games for such season is 1230), then the aggregate Team Marketing Commitment for such License Year would be: $ o - ($ o x 246/1230) = $ o ; and

                  v. if such Missed Games amount to more than o percent (o %) of the scheduled NHL regular season for the Work Stoppage

Mr. Matthew H. O'Toole                   5                     March 28, 2003


                           License Year, NHLE will prohibit the introduction of NHL team uniform changes for the following NHL season, unless NHLE and THC agree otherwise.

         c. For clarity, the provisions of Paragraphs 17.2.a and 17.2.b shall operate to reduce only those obligations of THC which are set forth therein and only for the License Year indicated therein, and shall not affect any other obligations of THC for such License Year or any obligations of THC for any other License Year."

4. LOGO PLACEMENT AND SIZE. For clarity, the terms of the letter agreement, dated May 11, 2000, between the parties regarding logo placement and size (a copy of which is attached hereto as EXHIBIT B) shall remain in effect through the expiration of the Term.

5. PROMOTIONAL SUPPORT OF NHL TEAMS DISTRIBUTION OF LICENSED PRODUCTS. Section 8(b) of EXHIBIT B to the 2001 License is hereby deleted in its entirety and replaced with the following:

         "(b) THC undertakes to sell Licensed Products to the retail outlets owned and/or operated by Member Teams (the "TEAM STORES") and to the entities which fulfill product orders for any on-line store or mail-order catalog owned by or operated under license from NHLE, as such entities are designed in writing by NHLE from time to time (as of the date hereof, such entities consist solely of FanBuzz.com) (the "NHL STORES"): i) at the lowest minimum quantities; ii) at the lowest prices contemporaneously charged by THC to any other third party for the same or similar quantities; and iii) acting commercially reasonably, at the most advantageous credit terms and return privileges offered by THC to any other third party. THC agrees to offer the Licensed Products to the Team Stores and to the NHL Stores on terms at least as favorable as those offered by THC to any other party in the normal course with respect to delivery and the availability of different types, styles and sizes of Licensed Products. Notwithstanding the foregoing, THC agrees to deliver new styles or designs of Licensed Products to the

Mr. Matthew H. O'Toole                   6                     March 28, 2003


                  Team Stores and the NHL Stores on a prompt and timely basis, and in no event later than to other parties, provided orders have been placed with THC for said new styles or designs by said Team Stores or NHL Stores on as timely a basis as those orders placed by other parties. In addition, THC shall give the Team Stores and the NHLE Stores the first opportunity to purchase Licensed Products in any "closeout" sale."

6. CONFIDENTIALITY. Due to the confidential nature of this transaction, no party will make any announcement or disclosure regarding this Amendment (including without limitation the details of the negotiations and the terms of the Amendment and any details in connection with or associated with its implementation) without the prior written consent of the other, unless and except as required by applicable law. The foregoing restriction will not apply to any information that (i) was or since the time of disclosure has become part of the public domain through no act or failure by the recipient party, (ii) was already in the possession of any receiving party when initially disclosed, (iii) is or was received from a third party before or after the time of disclosure (so long as such information was not disclosed by such third party in violation of any confidentiality agreement of which the receiving party had knowledge), or
(iv) may be required to be disclosed by law or legal process. Notwithstanding the foregoing, the parties agree that NHLE may disclose the terms of this Amendment to the NHL and to the NHL teams.

7. MISCELLANEOUS.

         a. To the extent that any conflict exists between the terms of this Amendment and the 2001 License, the terms of this Amendment shall govern.

         b. This Amendment shall be governed by the internal laws of the State of New York, and the United States District Court for the Southern District of New York and the state courts of New York in the county of Manhattan shall have exclusive jurisdiction over any issues arising out of or relating to this Amendment.

Mr. Matthew H. O'Toole                   7                     March 28, 2003



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Mr. Matthew H. O'Toole                   8                     March 28, 2003

If the foregoing accurately sets forth our agreement and understanding, please so indicate by signing and dating, and returning to us a copy of this Amendment prior to 5:00 P.M. on March 31, 2003, at which time if not fully executed this Amendment shall expire and be of no effect.

                                Sincerely yours,


NHL ENTERPRISES, L.P.                                           NHL ENTERPRISES B.V.
By:  NHL Enterprises, Inc., its general partner                 By:  NHL Enterprises, Inc., its Managing Director

By:      /S/ BRIAN P. JENNINGS                                  By: /S/ BRIAN P. JENNINGS
    ----------------------------------------------------            ----------------------------------
    Name:   Brian P. Jennings                                       Name:   Brian P. Jennings
    Title:  Group Vice President,                                   Title:  Group Vice President,
            Consumer Products Marketing                                     Consumer Products Marketing

NHL ENTERPRISES CANADA, L.P.
By:   National Hockey League Enterprises Canada, Inc.,
      its general partner

By:       /S/ BRIAN P. JENNINGS
        -------------------------------------------------
        Name:   Brian P. Jennings
        Title:  Group Vice President,
                Consumer Products Marketing





AGREED AND ACCEPTED this 28th day of March, 2003:


SPORT MASKA INC.                                              MASKA U.S., INC.

By:       MATTHEW H. O'TOOLE                                  By:  MATTHEW H. O'TOOLE
    ----------------------------------------                      ----------------------------------
    Name:   Matthew H. O'Toole                                    Name:   Matthew H. O'Toole
    Title:  President and                                         Title:  President and
            Chief Executive Officer                                       Chief Executive Officer

Mr. Matthew H. O'Toole                   9                     March 28, 2003


JOFA AB                                                       KHF FINLAND OY


By:   MATTHEW H. O'TOOLE                                      By: MATTHEW H. O'TOOLE
      ----------------------------------                          -------------------------------------
      Name:   Matthew H. O'Toole                                  Name:   Matthew H. O'Toole
      Title:  President and                                       Title:  President and
              Chief Executive Officer                                     Chief Executive Officer


                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of The Hockey Company (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Matthew O'Toole, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 8, 2003                                 THE HOCKEY COMPANY

                                                   By: /s/ Matthew O'Toole
                                                  ----------------------------
                                                       Matthew O'Toole
                                                       Chief Executive Officer

                                                                    EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of The Hockey Company (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Desrosiers, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 8, 2003                                  THE HOCKEY COMPANY

                                                    By: /s/ Robert Desrosiers
                                                        -----------------------
                                                        Robert Desrosiers
                                                        Chief Financial Officer