Form 10-Q
period 2003-06-30
HOCKEY CO
filed 2003-08-12
CIK 880036

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ---------------------------

                                    FORM 10-Q

    (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              JUNE 30, 2003
                               ---------------------------------

                                       OR

     [    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to
                              ----------------------------    ------------------

Commission file number                         0 - 19596
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

3500 BOUL. DE MAISONNEUVE, SUITE 800, MONTREAL, QUEBEC, CANADA         H3Z 3C1
--------------------------------------------------------------------------------
         (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code                (514) 932-1118
                                                  -------------.  --------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES   X                      NO
                       ------                       ------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                    YES                          NO   X
                       ------                       ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under the plan confirmed by the court.

                    YES   X                      NO
                       ------                       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                          OUTSTANDING AT AUG. 6, 2003
--------------------------------------------------------------------------------
        Voting Common Stock,                           4,929,200
           $.01 par value

   Non-voting Exchangeable Common Stock, $.01 par value            7,040,523

                                                                                                        PAGE NO.
                                                                                                        --------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Unaudited Consolidated Balance Sheets at June 30, 2003 and December 31, 2002                      1

           Unaudited Consolidated Statements of Operations for the Three and Six Months ended June
           30, 2003 and for the Three and Six Months ended June 30, 2002                                     2

           Unaudited Consolidated Statements of Comprehensive Income for the
           Three and Six Months ended June 30, 2003 and for the Three and Six
           Months ended June 30, 2002                                                                        3

           Unaudited Consolidated Statements of Cash Flows for the Six Months ended June 30, 2003
           and for the Three and Six Months ended June 30, 2002                                              4

           Notes to Unaudited Consolidated Financial Statements                                              5


Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations            19


Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                       25


Item 4.    Controls and Procedures                                                                          25



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                27


Item 2.    Changes in Securities                                                                            27


Item 3.    Defaults Upon Senior Securities                                                                  27


Item 4.    Submission of Matters to a Vote of Security Holders                                              27


Item 5.    Other Information                                                                                27


Item 6.    Exhibits and Reports on Form 8-K                                                                 27

                               THE HOCKEY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

PART I -     FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                                                                          Note 1(C)           Unaudited
                                                                        Dec. 31, 2002       June 30, 2003
ASSETS

Current assets
     Cash and cash equivalents                                               $    19,484         $      8,631
     Accounts receivable, net                                                     56,986               65,182
     Inventories (Note 2)                                                         44,354               66,379
     Prepaid expenses and other receivables                                        4,802                5,412
     Deferred income taxes                                                         8,080                7,667
                                                                      ----------------------------------------
     Total current assets                                                        133,706              153,271
Property, plant and equipment, net of accumulated depreciation
     ($20,241 and  $25,072, respectively)                                         15,318               15,164
Goodwill and excess re-organization intangible (Note 3A)                          65,348               69,333
Intangible - Prepaid NHL Royalty (Note 3B)                                             -               30,913
Other assets                                                                       8,581                8,179
                                                                      ----------------------------------------
     Total assets                                                           $    222,953         $    276,860
                                                                      ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Short-term borrowings                                                  $          -         $      7,119
     Accounts payable                                                              8,312                9,252
     Accrued liabilities                                                          14,442               19,700
     Accrued restructuring expense (Note 9)                                        1,085                    -
     Income taxes payable                                                          4,825                4,334
     Current portion of long-term debt (Note 4)                                      288                    -
                                                                      ----------------------------------------
     Total current liabilities                                                    28,952               40,405
Long-term debt (Note 1B)                                                         123,866              123,832
Accrued dividends payable (Note 1B)                                                8,155                    -
Loan payable to Parent Company                                                         -               10,000
Deferred income taxes and other long-term liabilities                              2,056                2,896
                                                                      ----------------------------------------
     Total liabilities                                                           163,029              177,133
                                                                      ----------------------------------------
Contingencies (Note 7)

13% Pay-In-Kind preferred stock  (Note 1B)                                        11,715                    -
                                                                      ----------------------------------------

Stockholders' equity (Note 1B)
Common stock, voting, par value $0.01 per share, 12,000,000 shares authorized, 7,040,523 and 4,500,000 shares issued and
     outstanding at December 31, 2002 and June 30, 2003 respectively                  70                   45
Common Stock, non-voting, Exchangeable into Common Shares of The
     Hockey Company Holdings Inc., 8,000,000 shares authorized, nil and 7,040,523 shares issued and outstanding at December 31,
     2002 and June 30, 2003                                                            -                   70
Warrants for Exchangeable Shares, nil and 159,127 issued and
     outstanding at December 31, 2002 and June 30, 2003                                -                1,665
Common stock purchase warrants, 159,127 issued and outstanding at
     December 31, 2002 and nil at June 30, 2003                                    1,665                    -
Special Dividend Preferred Stock, par value $0.01 per share, one share authorized, nil and 1 share issued and
     outstanding at December 31, 2002 and June 30, 2003                                -                    -
Additional paid-in capital - Common stock                                         69,965               69,965
Additional paid-in capital - Exchangeable shares                                       -               37,765
Deficit                                                                          (20,303)             (15,517)
Accumulated other comprehensive (loss) income                                     (3,188)               5,734
                                                                      ----------------------------------------
     Total stockholders' equity                                                   48,209               99,727
                                                                      ----------------------------------------
     Total liabilities and stockholders' equity                             $    222,953        $     276,860
                                                                      ========================================

          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (In thousands, except share data)

                                                          ------------------------------------------------------------------------
                                                                     For the Three                        For the Six
                                                                     Months ended                        Months ended
                                                          ------------------------------------------------------------------------
                                                             June 30, 2002      June 30, 2003     June 30, 2002     June 30, 2003
                                                          ------------------------------------------------------------------------
Net sales                                                       $   44,567        $    52,329       $    78,728        $   90,108
Cost of goods sold                                                  24,334             27,907            43,571            48,978
                                                          ------------------------------------------------------------------------

       Gross profit                                                 20,233             24,422            35,157            41,130
Selling, general and administrative expenses                        14,872             17,247            29,485            32,979
                                                          ------------------------------------------------------------------------

       Operating income                                              5,361              7,175             5,672             8,151
Other income, net                                                      (71)              (966)              (71)           (1,603)
Interest expense                                                     3,863              4,188             7,081             8,180
Foreign exchange gain                                               (2,251)            (4,036)           (2,270)           (8,414)
Loss on early extinguishment of debt                                 3,265                  -             3,265                 -
                                                          ------------------------------------------------------------------------

Income (loss) before income taxes                                      555              7,989            (2,333)            9,988
Income taxes                                                           262              2,915               368             3,207
                                                          ------------------------------------------------------------------------
Net Income (loss)                                                      293              5,074            (2,701)            6,781
Preferred stock dividends (Note 1B)                                    594                539             1,188             1,211
Accretion of 13% Pay-In-Kind preferred stock (Note 1B)                  29                755                88               784
                                                          ------------------------------------------------------------------------
Net income (loss) attributable to common stockholders           $     (330)        $    3,780      $     (3,977)       $    4,786
                                                          ========================================================================

Basic earnings (loss) per share (Notes 5 & 6)                       (0.05)               0.46            (0.55)              0.62
Diluted earnings (loss) per share (Notes 5 & 6)                     (0.05)               0.45            (0.55)              0.61

          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (In thousands)


                                                  --------------------------------------------------------------------------------
                                                              For the Three                            For the Six
                                                               Months ended                            Months ended
                                                  --------------------------------------------------------------------------------
                                                      June 30, 2002        June 30, 2003        June 30, 2002       June 30, 2003
                                                  --------------------------------------------------------------------------------
Net income (loss)                                         $     293         $      5,074        $      (2,701)        $     6,781
Foreign currency translation adjustments                      4,071                6,079                3,400               8,922
                                                  --------------------------------------------------------------------------------
Net comprehensive income                                 $    4,364         $     11,153          $       699         $    15,703
                                                  ================================================================================



          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                        For the Six          For the Six
                                                                        Months ended         Months ended
                                                                       June 30, 2002        June 30, 2003
                                                                    ------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                          $      (2,701)         $     6,781
Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                               1,856                2,003
       Amortization of deferred financing costs and debt                             892                  743
       Deferred income taxes                                                        (559)               1,360
       Gain on sale of property, plant and equipment                                   -                 (529)
       Loss on early extinguishment of debt                                        3,265                    -
       Gain on foreign exchange                                                   (2,016)              (7,910)
Change in operating assets and liabilities:
       Accounts receivable                                                        (3,070)              (3,709)
       Inventories                                                               (18,432)             (14,658)
       Prepaid expenses                                                              (81)                (440)
       Accounts payable and accrued liabilities                                    7,230                4,786
       Income taxes payable                                                         (318)              (1,108)
                                                                    ------------------------------------------
           Net cash used in operating activities                                 (13,934)             (12,681)
                                                                    ------------------------------------------
INVESTING ACTIVITIES:
       Prepayment of intangibles -  NHL Royalty                                        -              (30,112)
       Purchases of property, plant and equipment                                   (603)                (695)
       Proceeds from sale of property, plant and equipment                             -                1,371
                                                                    ------------------------------------------
           Net cash used in investing activities                                    (603)             (29,436)
                                                                    ------------------------------------------
FINANCING ACTIVITIES:
       Net change in short-term borrowings                                       (17,175)               6,836
       Deferred financing costs                                                   (6,530)                (178)
       Proceeds from long-term debt                                              123,861                    -
       Principal payments on debt                                                (86,448)                (452)
       Loan payable to Parent Company                                                  -               10,000
       Increase in paid-in capital from Parent company                                 -               37,030
       Issuance of common stock                                                        -                   45
       Redemption of 13% Pay-In-Kind preferred stock including
           accrued dividends                                                           -              (21,866)
       Issuance of warrants                                                            5                    -
                                                                    ------------------------------------------
           Net cash provided by financing activities                              13,713               31,415
                                                                    ------------------------------------------
Effects of foreign exchange rate changes on cash                                     439                 (151)
                                                                    ------------------------------------------
Decrease in cash and cash equivalents                                               (385)             (10,853)
Cash and cash equivalents at beginning of period                                   6,503               19,484
                                                                    ------------------------------------------
Cash and cash equivalents at end of period                                   $     6,118          $     8,631
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

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


1.  DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING PRONOUNCEMENTS

A.  DESCRIPTION OF BUSINESS AND CHANGE OF CORPORATE NAME

         The Hockey Company was incorporated in September 1991 and reorganized in April 1997. On February 9, 1999, The Hockey Company filed an amendment to change the name of the Company from SLM International Inc. to The Hockey Company ("THC"). On June 11, 2003, The Hockey Company became a subsidiary of The Hockey Company Holdings Inc., a Canadian public corporation (See Note 1B). The consolidated financial statements include the accounts of THC and its wholly owned subsidiaries (collectively, the "Company"). The Company manufactures hockey equipment and related apparel, as well as recreational skates and other non-hockey products. The hockey equipment and related apparel includes hockey uniforms, hockey sticks, goaltender equipment, protective equipment and hockey skates. The Company sells its products world-wide to a diverse customer base consisting of specialty retailers, sporting goods shops, mass merchandisers, teams and international distributors. The Company manufactures in-house at six highly efficient facilities, four of which are located in Canada and two in Europe. In addition, where it makes business sense, the Company outsources the manufacturing of certain products. The distribution facilities of the Company are located in North America, Finland and Sweden. An agreement was reached on a new collective bargaining agreement with the union in St-Jean retroactive to January 2003.


B.   INITIAL PUBLIC OFFERING - THE HOCKEY COMPANY HOLDINGS INC.

         On June 11, 2003, The Hockey Company Holdings Inc. ("THC Holdings" or the "Parent Company") closed on an initial public offering (the "Offering") and issued 4,500,000 common shares for proceeds of approximately $47,200 (Cdn$64,140), net of issue fees and expenses of approximately $5,800 (Cdn$7,800). As a result, the Company issued 4,500,000 shares of voting common stock, par value $0.01 per share, to THC Holdings. On July 11, 2003, THC Holdings closed on the exercise by the underwriters of their over-allotment option in connection with the initial public offering. The underwriters purchased an additional 429,200 common shares for proceeds of $4,641 (Cdn$6,387), net of issue costs of approximately $352 (Cdn$481). As a result, the Company also issued 429,200 shares of voting common stock of the Company to THC Holdings. THC Holdings' common shares are listed on the Toronto Stock Exchange under the symbol "HCY".

         Conditional on the closing of the Offering, the Company entered into a corporate reorganization whereby:

         (i) THC Holdings incorporated Hockey Merger Co. ("Subco") on February 24, 2003, and Subco entered into a merger agreement on April 2, 2003 with the Company. Under the terms of the merger agreement, Subco and the Company merged, and THC Holdings, through Subco, received all of the outstanding voting common stock of the Company, and each existing holder of common stock of the Company received one share of non-voting exchangeable common stock of the Company (the "Exchangeable Shares") for each share of common stock held. Each holder of an Exchangeable Share has the right to exchange one Exchangeable Share for one Common Share of THC Holdings, subject to certain adjustments in the event, among others things, of stock splits or similar events. The delivery of the Common Shares upon exercise of the Put Right is subject to applicable U.S. securities laws and the Common Shares may not be delivered to a U.S. holder until either a registration statement is filed by THC Holdings with the SEC and declared effective by the SEC in order to register the Common Shares or a private placement by THC Holdings is completed in accordance with U.S. securities laws. The merger has been accounted for as a continuity of interest of the Company as a transaction between related parties; and

         (ii) THC Holdings has the right to require the exchange of each outstanding Exchangeable Share for one Common Share, subject to certain adjustments in the event, among other things, of stock splits or similar events, at any time after the earlier of the fifth anniversary date of the closing of the Offering or the date on which 80% of the Exchangeable Shares outstanding on the date of the closing of the Offering have been exchanged; and

         (iii) THC Holdings has issued one special voting share for each Exchangeable Share outstanding. Pursuant to a voting and exchange trust agreement, a trustee holds all of the outstanding special voting shares in trust for the benefit of the holders of the Exchangeable Shares. Each holder of an Exchangeable Share is entitled to direct the trustee how to vote one

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

special voting share of THC Holdings. Unless instructed, the trustee may not vote. A special voting share does not carry the right to receive dividends or any other distributions from THC Holdings; and

         (iv) as part of the reorganization referred to above, THC Holdings entered into an agreement with certain principal shareholders pursuant to which certain actions of THC Holdings will require approval of such shareholders. This agreement will terminate on September 4, 2003 and

          (v) the existing stock options and common stock purchase warrants outstanding and exercisable for common stock of the Company have been converted to be exercisable for Exchangeable Shares; and

         (vi) after the merger, the authorized capital of the Company is as follows:

         VOTING COMMON STOCK

         After the reorganization, all voting common stock, par value $0.01 per share, of the Company is held by THC Holdings.

         NON-VOTING EXCHANGEABLE COMMON STOCK

         Exchangeable Shares par value $0.01 per share, rank PARI PASSU with the voting common stock of the Company with respect to dividend rights and have the right to economically equivalent distributions as the voting common stock on liquidation, winding-up or dissolution but rank junior to any series of preferred stock established by the board of directors of the Company. The Exchangeable Shares are non-transferable, except to certain permitted transferees and to THC Holdings in exchange for its Common Shares. The holders of the Exchangeable Shares have the right, at any time, to require THC Holdings to purchase any or all of the Exchangeable Shares registered in the name of such holder (the "Put Right") in exchange for Common Shares, on a one-for-one basis, for each Exchangeable Share presented for purchase, subject to certain adjustments in the event, among other things, of stock splits or similar events. The delivery of the Common Shares upon exercise of the Put Right is subject to applicable U.S. securities laws and the Common Shares may not be delivered until either a registration statement is filed by THC Holdings with the SEC and declared effective by the SEC in order to register the Common Shares or a private placement by THC Holdings is completed in accordance with U.S. securities laws. The holder, upon exercise of the Put Right, will also receive any declared and unpaid dividends on the Exchangeable Shares presented for purchase. The Exchangeable Shares are also subject to a call right (the "Call Right") of THC Holdings at the option of THC Holdings which shall be, no earlier than the fifth anniversary date of the closing of the Offering, unless there are fewer than 20% of the Exchangeable Shares issued as of the date of closing of the Offering outstanding (other than Exchangeable Shares held by the Corporation or any of its affiliates). The Exchangeable Shares have no voting rights other than those rights received under the Voting and Exchange Trust Agreement.

         SPECIAL DIVIDEND PREFERRED STOCK

         Special dividend preferred stock, par value $0.01 per share, ranks
PARI PASSU with the voting common stock of the Company and the Exchangeable Shares and ranks junior to all other series of preferred stock of the Company. The Special Dividend Preferred Stock carries a dividend entitlement equal to the amount of withholding and income taxes paid by the Corporation in respect of any dividend declared on the voting common stock of the Company (plus a gross-up to cover the withholding and income taxes levied on the dividend paid on the Special Dividend Preferred Stock). The Special Dividend Preferred Stock shall be automatically cancelled by the Company on a date when there are no longer any Exchangeable Shares or any other securities convertible into Exchangeable Shares outstanding.

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

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

         13.0% PAY-IN-KIND PREFERRED STOCK

         On November 19, 1998, the Company issued 100,000 shares of 13% Pay-in-Kind redeemable preferred stock, $0.01 par value per share, cumulative preferred stock, together with warrants to purchase 159,127 common shares at a purchase price of $0.01 per share, for cash consideration of $12,500. The fair value of the warrants was determined to be $1,665 and has been recorded in stockholder's equity. On June 11, 2003, all of the outstanding 13% Pay-in-Kind Preferred Stock was repurchased by the Company for cancellation, together with all accrued dividends totaling $9,366 thereon paid, with a portion of the proceeds of the Offering.


C.  BASIS OF PRESENTATION

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

         In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the Company's Unaudited Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income and Statements of Cash Flows for the 2002 and 2003 periods have been included. These unaudited interim consolidated financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles to be included in a full set of financial statements. Results for the interim periods are not necessarily a basis from which to project results for the full year due to the seasonality of the Company's business. Sales of hockey equipment products are generally highly seasonal and in many instances are dependent on weather conditions. This seasonality causes the financial results to vary from quarter to quarter, with sales and earnings usually weakest in the first and second quarters. In addition, the nature of the business requires that in anticipation of the peak selling season for its products, the Company makes relatively large investments in inventory. Relatively large investments in receivables consequently exist during and after such season.

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

D.  ACCOUNTING PRONOUNCEMENTS

         On April 30, 2002, FASB issued Statement of Financial Accounting Standard ("SFAS') No. 145, RESCISSION OF FASB STATEMENTS No. 4, 44, and 64, AMENDMENT OF FASB STATEMENT No. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, if material in the aggregate. Due to the rescission of SFAS No. 4, the criteria in Opinion 30 will now be used to classify those gains and losses. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item has to be reclassified. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company has adopted this Statement on January 1, 2003 upon which the loss on early extinguishment of debt incurred in the quarter ended June 30, 2002 has been reclassified in accordance with the issued SFAS No. 145.

         In July 2002, FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

be recognized at the time when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs at the date of an entity's commitment to an exit plan in Issue 94-3. The Company has adopted SFAS No. 146 and will apply these rules on exit and disposal activities initiated after December 31, 2002. There were no exit or disposal activities initiated during the quarter ended June 30, 2003.

         In November 2002, FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS "FIN 45" which requires certain guarantees to be recorded at fair value and increases the disclosure requirements for guarantees even if the likelihood of making any payments under the guarantee is remote. The increased disclosure requirements are effective for fiscal years ending after December 15, 2002 and have been adopted by the Company in the consolidated financial statements for the year ended December 31, 2002. The provision of FIN 45 relating to initial recognition and measurement are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted these provisions of FIN 45 for guarantees issued or modified after December 31, 2002 on January 1, 2003 and no significant transition adjustment resulted from its adoption.

         On April 30, 2003, FASB issued SFAS No. 149, AMENDMENT OF SFAS 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement is intended to result in more consistent reporting of contracts as either freestanding derivative instrument subject to SFAS No. 144 in its entirety or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. However, the provisions of SFAS No. 149 that merely represent the codification of previous Derivatives Implementation Group decisions are already effective and should continue to be applied in accordance with their prior respective effective dates. The Company will apply the recommendation of SFAS No. 149 for future contracts and hedging relationships, if any, and believes the impact of this statement will not significantly affect its financial position and results of operations.

         On May 15, 2003, FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created of modified after May 31, 2003 and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company will apply the recommendations of SFAS No. 150 for the quarter ending September 30, 2003, and as a result will reclassify the 13% Pay-In-Kind Preferred stock to liabilities as at December 31, 2002.

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

Changes in the Company's product liability reserve during the period are as follows:

                                                                                      2002             2003
                                                                                  -------------    -------------
Balance, at January 1....................................................               $   941        $ 1,180
Warranties accrued during the period.....................................                 1,221            812
Settlements made during the period.....................................                    (612)          (961)
Translation adjustments..................................................                    30             86
                                                                                  -------------    -------------
Balance, at June 30......................................................               $ 1,580        $ 1,117
                                                                                  =============    =============

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

2.  INVENTORIES

Inventories consist of:

                                                                December 31, 2002          June 30, 2003
                                                              -------------------------------------------
          Finished products                                            $   33,336             $   53,607
          Work in process                                                   2,188                  2,635
          Raw materials and supplies                                        8,830                 10,137
                                                                    --------------          -------------
                                                                       $   44,354             $   66,379
                                                                    --------------          -------------
                                                                    --------------          -------------

3A.  GOODWILL AND EXCESS RE-ORGANIZATION INTANGIBLE

Goodwill and excess re-organization intangible consist of:


                                                               December 31, 2002       June 30, 2003
                                                              -------------------------------------------
          Goodwill                                                    $   43,522          $   47,856
          Excess re-organization intangible                               21,826              21,477
                                                                    --------------       -------------
                                                                      $   65,348          $   69,333
                                                                    --------------       -------------
                                                                    --------------       -------------

Fresh-start reporting requires the Company to report a provision in lieu of income taxes when there is a book taxable income and utilization of a pre-organization net operating loss carry-forward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carry-forward and other deferred tax assets would eliminate the related Federal income tax payable. The current and future year tax benefit related to the carry forward is recorded as a reduction of reorganizational value in excess of amounts allocable to identifiable assets until exhausted and then as a direct increase to paid in capital. The amount of income tax provision which has been used to reduce the reorganizational value in excess of amounts allocable to identifiable assets in the amount of $581 has been reflected as a provision in lieu of income taxes in the Company's Consolidated Statement of Operations for the three and six months ended June 30, 2003.

3B.   INTANGIBLE - PREPAID NHL ROYALTY

On March 28, 2003, THC Holdings, the Company and certain of its subsidiaries entered into a new ten-year License Agreement (the "New NHL License Agreement") with the NHL which became effective on the pre-payment of certain royalties in the amount of $30,112 from the Offering (including legal expenses of $112). In addition, THC Holdings also granted to the NHL an option to purchase 75,000 shares of the common stock of THC Holdings at $11.77 (Cdn$16.00) per share. The fair value of the options was determined to be approximately $735. The prepaid NHL Royalty and the fair value of the options will be expensed over the term of the agreement based on the schedule of royalty payments.

4.  LONG-TERM DEBT - NORDEA BANK

SECURED LOANS - NORDEA BANK

         In May 2000, Jofa AB, a subsidiary of the Company, entered into a loan agreement with Nordea Bank in Sweden to borrow SEK 10,000 ($1,250). The loan was originally for four years with annual principal repayments of SEK 2,500 ($311). The loan is secured by a chattel mortgage on the assets of the subsidiary and bears an interest rate of STIBOR plus 1.25%. The balance of $439 was repaid on March 3, 2003.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

5.  EARNINGS PER SHARE

INCOME (LOSS) PER SHARE FOR THE THREE AND SIX MONTH PERIODS IS AS FOLLOWS:

------------------------------------------------------------------------------------------------------------------------------------
                                           For the Three Months ended                            For the Six Months ended
------------------------------------------------------------------------------------------------------------------------------------
                                    June 30, 2002               June 30, 2003            June 30, 2002              June 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                 Basic        Diluted        Basic       Diluted       Basic       Diluted       Basic       Diluted
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)
attributable to common
stockholders                    $ (330)       $ (330)       3,780        3,780       (3,977)    $ (3,977)       4,786         4,786
------------------------------------------------------------------------------------------------------------------------------------
Weighted average common
and common equivalent
shares outstanding:
------------------------------------------------------------------------------------------------------------------------------------
  Common stock, voting and
  non-voting                 7,040,523     7,040,523    7,980,083    7,980,083    6,770,536    6,770,536    7,512,899     7,512,899
------------------------------------------------------------------------------------------------------------------------------------
  Common equivalent shares(a)  158,868       158,868      158,992      367,691      428,416      428,416      158,992       367,691
------------------------------------------------------------------------------------------------------------------------------------
Total weighted average
common and common
equivalent shares
outstanding                  7,199,391     7,199,391    8,139,075    8,347,775    7,198,952    7,198,952    7,671,891     7,880,590
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per
common share(b)                $ (0.05)      $ (0.05)     $  0.46      $  0.45     $  (0.55)    $  (0.55)     $  0.62       $  0.61
------------------------------------------------------------------------------------------------------------------------------------

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

(c) Options to purchase 361,110 shares of common stock were outstanding at June 30, 2003 but were not included in the computation of diluted earnings per share because the options' and warrants' exercise price was greater than the average fair value of the common stock.

6.     STOCK OPTIONS

         In 2003, 30,000 additional stock options were granted to employees at an exercise price of $8.50 per share and 15,000 stock options were terminated. The Company applies APB Opinion No. 25 and related Interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.9%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 0; and a weighted-average expected life of the option of 8.4 years.

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

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):


                                                           -------------------------------------------------------------------
                                                              For the Three Months ended         For the Six Months ended
                                                           -------------------------------------------------------------------
                                                           June 30, 2002     June 30, 2003     June 30, 2002     June 30, 2003
                                                           -------------------------------------------------------------------
Net income (loss), as reported                              $       293        $    5,074       $    (2,701)      $    6,781

DEDUCT: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                           71                82               142              165
                                                           ------------       ------------     ------------      ------------

Pro forma net income (loss)                                 $       222        $    4,992       $    (2,843)      $    6,616
                                                           ------------       ------------     ------------      ------------
Income (loss) per share:

Basic, as reported                                          $     (0.05)       $     0.46       $     (0.55)      $     0.62

Basic, pro forma                                            $     (0.06)       $     0.45       $     (0.57)      $     0.60

Diluted, as reported                                        $     (0.05)       $     0.45       $     (0.55)      $     0.61

Diluted, pro forma                                          $     (0.06)       $     0.44       $     (0.57)      $     0.59

         The impact of SFAS No. 123 may not be representative of the effect on income in the future years because options vest over several years and additional option grants may be made each year.

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

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

INFORMATION ABOUT SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

2002

                                             Equipment                       Apparel                     Segment Total
                                    ----------------------------- ------------------------------ ------------------------------
                                    For the Three   For the Six   For the Three    For the Six   For the Three   For the Six
                                    Months ended    Months ended   Months ended   Months ended    Months ended   Months ended
                                    June 30, 2002  June 30, 2002  June 30, 2002   June 30, 2002  June 30, 2002  June 30, 2002
                                    -------------- -------------- --------------- -------------- -------------- ---------------
Net sales                            $     33,473   $     56,273    $     11,094    $    22,455    $    44,567      $   78,728
Gross profit                               14,755         24,374           5,478         10,783         20,233          35,157

Inventory                                  37,997         37,997          26,496         26,496         64,493          64,493

Goodwill and excess
reorganizational intangible                61,961         61,961           8,723          8,723         70,684          70,684

2003

                                             Equipment                       Apparel                     Segment Total
                                    ----------------------------- ------------------------------ ------------------------------
                                    For the Three   For the Six   For the Three    For the Six   For the Three   For the Six
                                    Months ended    Months ended   Months ended   Months ended    Months ended   Months ended
                                    June 30, 2003  June 30, 2003  June 30, 2003   June 30, 2003  June 30, 2003  June 30, 2003
                                    -------------- -------------- --------------- -------------- -------------- ---------------
Net sales                               $  43,638      $  69,401        $  8,691      $  20,707      $  52,329       $  90,108
Gross profit                               19,979         30,829           4,443         10,301         24,422          41,130

Inventory                                  43,346         43,346          23,033         23,033         66,379          66,379

Goodwill and excess
reorganizational intangible                62,246         62,246           7,087          7,087         69,333          69,333

SEGMENT ASSETS                                                             DECEMBER 31,    JUNE 30,
                                                                               2002          2003
----------------------------------------------------------------------- --------------- --------------
Total assets for reportable segments...............................       $  109,702    $  135,712
Unallocated amounts:
  Cash.............................................................           19,484         8,631
  Account receivable...............................................           56,986        65,182
  Prepaid expenses.................................................            4,802         5,412
  Deferred Income taxes and other receivables......................            8,080         7,667
  Property, plant and equipment, net...............................           15,318        15,164
  Intangible - Prepaid NHL Royalty.................................                -        30,913
  Other assets, net................................................            8,581         8,179
----------------------------------------------------------------------- --------------- --------------
TOTAL ASSETS.......................................................       $  222,953    $  276,860
                                                                        =============== ==============

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

RECONCILIATION OF SEGMENT PROFIT OR LOSS

                                                    -----------------------------------------------------------------------------
                                                                 For the Three                           For the Six
                                                                 Months ended                           Months ended
                                                    -----------------------------------------------------------------------------
                                                           June 30, 2002      June 30, 2003     June 30, 2002      June 30, 2003
                                                    -----------------------------------------------------------------------------
Gross profit                                                  $   20,233         $   24,422         $  35,157          $  41,130

Unallocated amounts:

   Selling, general and administrative expenses                   14,872             17,247            29,485             32,979

   Other income, net                                                 (71)              (966)              (71)            (1,603)

   Interest expense                                                3,863              4,188             7,081              8,180

   Foreign exchange gain                                          (2,251)            (4,036)           (2,270)            (8,414)

   Loss on early extinguishment of debt                            3,265                  -             3,265                  -
                                                    -----------------------------------------------------------------------------
Income (loss) before income taxes                              $     555         $    7,989       $    (2,333)         $   9,988
                                                    =============================================================================

9.      RESTRUCTURING AND UNUSUAL CHARGES

         In October 2002, the Company decided to close three of its North American manufacturing units effective December 2002 in order to reduce excess capacity and achieve greater operating efficiencies. Approximately 160 employees were affected by this decision, of which approximately 50 are from the apparel segment. Accordingly, the Company set up a restructuring reserve of approximately $2.1 million, of which approximately $1.3 million is to cover the cost of severance packages to affected employees, with the remainder representing other closure costs. There were no balances outstanding as at June 30, 2003 (December 31, 2002 - $0.9 million).


10.     SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

         THC's and Sport Maska Inc.'s payment obligations under the $125,000 11 1/4% Senior Secured Note Units due 2009 ("Units") issued on April 3, 2002 are guaranteed by certain subsidiaries of the Company and Sport Maska Inc.'s wholly-owned subsidiaries (the "Other Guarantors"), excluding the Finnish subsidiaries, and a pledge of the stock of the first-tier Finnish subsidiary. Such guarantees are full, unconditional and joint and several. The security interest in the assets of the Company's Swedish subsidiaries (other than intellectual property) is limited to $15,000. Under the Company's revolving credit facilities, both Sport Maska Inc. and Maska U.S., Inc. are restricted from paying dividends on the common and preferred stock. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations and statements of cash flows information for THC, Sport Maska Inc., the Other Guarantors and for the Company's other subsidiaries (the "Non-Guarantor Subsidiaries"), which have been included in the elimination column. The supplemental financial information reflects the investments of THC, Sport Maska Inc. and the Other Guarantors in the Other Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information also reflects pushdown of the Company's loan with Caisse and its replacement with the Units.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 The Hockey      Sport Maska Inc.    Guarantors         Other/             TOTAL
AS AT JUNE 30, 2003                                Company                                           Eliminations
                                               ------------------------------------------------------------------------------------
ASSETS
     Cash and cash equivalents                    $         -      $          -     $        -       $       8,631     $     8,631
     Accounts receivable, net                               -            29,420         31,332               4,430          65,182
     Inventories                                            -            49,755         15,205               1,419          66,379
     Prepaid expenses and other receivables               815             2,251          2,031                 315           5,412
     Deferred Income taxes                                420               543          6,704                   -           7,667
     Intercompany accounts                             77,937            22,715         13,160            (113,812)              -
                                               ------------------------------------------------------------------------------------
Total current assets                                   79,172           104,684         68,432             (99,017)        153,271
Property, plant and equipment, net of
     accumulated depreciation                               -            11,429          1,913               1,822          15,164
Intangible and other assets                                 -            29,213         38,234               1,886          69,333
Intangible - Prepaid NHL                                    -             9,287         21,626                   -          30,913
Other assets                                            2,177             2,150          4,491                (639)          8,179
Investments in subsidiaries                            66,346                 -         39,974            (106,320)              -
Interompany accounts                                   11,092                 -         25,000             (36,092)              -
                                               ------------------------------------------------------------------------------------
     Total assets                                 $   158,787      $    156,763     $  199,670       $    (238,360)    $   276,860
                                               ====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Short term borrowings                        $         -      $      5,011     $    2,108         $         -     $     7,119
     Accounts payable and accrued liabilities           1,485            19,437          6,852               1,178          28,952
     Income taxes payable                                   -             3,852            379                 103           4,334
     Intercompany accounts                                981            10,119        103,813            (114,913)              -
                                               ------------------------------------------------------------------------------------
     Total current liabilities                          2,466            38,419        113,152            (113,632)         40,405
Long-term debt                                         36,885            61,887         25,060                   -         123,832
Loan payable to Parent company                              -            10,000              -                   -          10,000
Deferred income taxes and other long-term
     liabilities                                            -             3,615          1,594              (2,313)          2,896
Intercompany accounts                                  25,000                 -         11,092             (36,092)              -
                                               ------------------------------------------------------------------------------------
     Total liabilities                                 64,351           113,921        150,898            (152,037)        177,133


13% Pay-in-Kind preferredstock                              -                 -              -                   -               -
                                               ------------------------------------------------------------------------------------

Stockholders' equity
Common stock, par value $0.01 per share                    45            34,571          5,086             (39,657)             45
Common stock, non voting                                   70                                                                   70
Common stock purchase warrants                          1,665                 -              -                   -           1,665
Additional paid in cap-common stock                    69,965                 -         19,344             (19,344)         69,965
Additional paid in cap - exchangeable shares           37,765                           15,209             (15,209)         37,765
Retained earnings (Deficit)                           (15,516)            7,814          7,636             (15,451)        (15,517)
Accumulated other comprehensive income                    442               457          1,497               3,338           5,734
                                               ------------------------------------------------------------------------------------
     Total stockholders' equity                        94,436            42,842         48,772             (86,323)         99,727
                                               ------------------------------------------------------------------------------------
Total liabilities and stockholders' equity       $    158,787      $    156,763    $   199,670       $    (238,360)    $   276,860
                                               ====================================================================================

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                               ------------------------------------------------------------------------------------
                                                  The Hockey    Sport Maska Inc.    Guarantors         Other/             TOTAL
AS AT DECEMBER 31, 2002                            Company                                         Eliminations
                                               ------------------------------------------------------------------------------------
ASSETS
     Cash and cash equivalents                      $       -        $    4,002     $    7,066          $    8,416     $    19,484
     Accounts receivable, net                               -            20,320         35,661               1,005          56,986
     Inventories                                            -            32,972          9,341               2,041          44,354
     Prepaid expenses and other receivables               811             2,113          1,676                 202           4,802
     Income taxes receivables                             420               464          7,196                   -           8,080
     Intercompany accounts                             78,377            18,534          7,799            (104,710)              -
                                               ------------------------------------------------------------------------------------
Total current assets                                   79,608            78,405         68,739             (93,046)        133,706
Property, plant and equipment, net of
     accumulated depreciation                               -            11,338          2,009               1,971          15,318
Intangible and other assets                             2,056            27,285         43,617                 971          73,929
Investments in subsidiaries                            43,905                 -         38,334             (82,239)              -
Intercompany accounts                                  11,092                 -         25,000             (36,092)              -
                                               ------------------------------------------------------------------------------------
     Total assets                                 $   136,661       $   117,028    $   177,699        $  (208,435)     $   222,953
                                               ====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Accounts payable and accrued liabilities      $    2,191       $    11,423     $    8,873          $    1,352     $    23,839
     Income taxes payable                                   -             3,234          1,217                 374           4,825
     Current portion of long term debt                      -                 -            288                   -             288
     Intercompany accounts                                932             9,421         97,619            (107,972)              -
                                               ------------------------------------------------------------------------------------
     Total current liabilities                          3,123            24,078        107,997            (106,246)         28,952
Long-term debt                                         36,833            61,833         25,200                   -         123,866
Deferred income taxes and other long-term
     liabilities                                        8,155             2,130          1,508              (1,582)         10,211
Intercompany accounts                                  25,000                 -         11,092             (36,092)              -
                                               ------------------------------------------------------------------------------------
     Total liabilities                                 73,111            88,041        145,797            (143,920)        163,029


13% Pay-in-Kind preferred stock                        11,715                 -              -                   -          11,715
                                               ------------------------------------------------------------------------------------
Stockholders' equity
Common stock, par value $0.01 per share                    70            29,522          4,976             (34,498)             70
Common stock purchase warrants                          1,665                 -              -                   -           1,665
Additional paid-in capital                             69,965                 -         19,344             (19,344)         69,965
Retained earnings (Deficit)                           (20,303)              135          6,912              (7,047)        (20,303)
Accumulated other comprehensive income (loss)             438              (670)           670              (3,626)         (3,188)
                                               ------------------------------------------------------------------------------------
     Total stockholders' equity                        51,835            28,987         31,902             (64,515)         48,209
                                               ------------------------------------------------------------------------------------

     Total liabilities and stockholders' equity   $   136,661       $   117,028    $   177,699       $    (208,435)    $   222,953
                                               ====================================================================================

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

FOR THE SIX MONTHS ENDED                           The Hockey    Sport Maska Inc.    Guarantors         Other/             TOTAL
JUNE 30, 2003                                        Company                                         Eliminations
                                             --------------------------------------------------------------------------------------
Net sales                                             $      -       $    55,304     $   52,331       $     (17,527)     $   90,108

Cost of goods sold                                           -            35,442         33,304             (19,768)         48,978
                                             --------------------------------------------------------------------------------------
       Gross profit                                          -            19,862         19,027               2,241          41,130

Selling, general and administrative expenses                15            14,842         16,198               1,924          32,979
                                             --------------------------------------------------------------------------------------
       Operating income (loss)                             (15)            5,020          2,829                 317           8,151
Other (income) expense, net [1]                         (7,909)             (775)        (1,790)              8,871          (1,603)
Interest expense                                         1,095             4,207          2,952                 (74)          8,180
Foreign exchange (gain) loss                                18            (8,490)            58                   -          (8,414)
                                             --------------------------------------------------------------------------------------
Income (loss) before income taxes                        6,781            10,078          1,609              (8,480)          9,988
Income taxes                                                 -             2,400            884                 (77)          3,207
                                             --------------------------------------------------------------------------------------
Net income (loss)                                   $    6,781       $     7,678      $     725        $     (8,403)     $    6,781
                                             ======================================================================================

[1] Other (income) expense, net for The Hockey Company and Other Guarantors includes equity in net income of subsidiaries of $7,232 and $1,640, respectively.

FOR THE 3 MONTHS ENDED                          The Hockey    Sport Maska Inc.    Guarantors          Other/            TOTAL
JUNE 30, 2003                                     Company                                          Eliminations
                                              -----------------------------------------------------------------------------------
Net sales                                          $      -        $   33,008      $   28,485       $     (9,164)     $   52,329

Cost of goods sold                                        -            21,039          18,388            (11,520)         27,907
                                              -----------------------------------------------------------------------------------
       Gross profit                                       -            11,969          10,097              2,356          24,422

Selling, general and administrative expenses             12             8,380           7,810              1,045          17,247
                                              -----------------------------------------------------------------------------------
       Operating income (loss)                          (12)            3,589           2,287              1,311           7,175
Other (income) expense, net [1]                      (5,668)             (134)         (1,447)             6,283            (966)
Interest expense                                        582             2,173           1,458                (25)          4,188
Foreign exchange (gain) loss                              0            (4,036)              0                  -          (4,036)
                                              -----------------------------------------------------------------------------------
Income (loss) before income taxes                     5,074             5,586           2,276             (4,947)          7,989
Income taxes                                              -             1,704             882                329           2,915
                                              -----------------------------------------------------------------------------------
Net income (loss)                                $    5,074       $     3,882           1,394       $     (5,276)     $    5,074
                                              ===================================================================================

[1] Other (income) expense, net for The Hockey Company and Other Guarantors includes equity in net income of subsidiaries of $4,988 and $1,296, respectively.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

SIX MONTHS ENDED                       The Hockey     Sport Maska Inc.     Guarantors         Other/            TOTAL
JUNE 30, 2002                            Company                                           Eliminations
                                  ----------------------------------------------------------------------------------------
Net sales                                 $       -       $    42,106      $    48,814      $    (12,192)    $     78,728
Cost of goods                                     -            27,819           30,798           (15,046)          43,571
                                  ----------------------------------------------------------------------------------------
       Gross profit                               -            14,287           18,016             2,854           35,157
Selling, general and
    administrative expenses                      25            12,101           15,658             1,701           29,485
                                  ----------------------------------------------------------------------------------------
       Operating income (loss)                  (25)            2,186            2,358             1,153            5,672
Other (income) expense, net [1]                 (13)             (205)          (1,046)            1,193              (71)
Interest expense                              1,828             3,419            1,830                 6            7,081
Foreign exchange gain                             -            (2,272)               -                 -           (2,272)
Loss on early extinguishment of
           debt                                 861             1,486              918                 -            3,265
                                  ----------------------------------------------------------------------------------------
Income (loss) before income
           taxes                             (2,701)             (242)             656               (46)           2,333
Income taxes                                      -                95             (100)              373              368
                                  ----------------------------------------------------------------------------------------
Net income (loss)                      $     (2,701)      $      (337)      $      756       $      (419)    $     (2,701)
                                  ========================================================================================

[1] Other expense, net for the Hockey Company and Other Guarantors includes equity in net income (loss) of subsidiaries of $43 and ($1,151) respectively.


THREE MONTHS ENDED                     The Hockey     Sport Maska Inc.     Guarantors         Other/            TOTAL
JUNE 30, 2002                            Company                                           Eliminations
                                  ----------------------------------------------------------------------------------------
Net sales                                 $       -       $    25,848      $    25,684      $     (6,965)     $    44,567
Cost of goods                                     -            16,651           16,234            (8,551)          24,334
                                  ----------------------------------------------------------------------------------------
       Gross profit                               -             9,197            9,450             1,586           20,233
Selling, general and
    administrative expenses                       7             6,306            7,502             1,057           14,872
                                  ----------------------------------------------------------------------------------------
       Operating income (loss)                   (7)            2,891            1,948               529            5,361
Other (income) expense, net [1]              (2,192)             (113)            (799)            3,033              (71)
Interest expense                              1,031             2,035              793                 4            3,863
Foreign exchange gain                             -            (2,251)               -                 -           (2,251)
Loss on early extinguishment of
           debt                                 861             1,486              918                 -            3,265
                                  ----------------------------------------------------------------------------------------
Income (loss) before income
           taxes                                293             1,734            1,036            (2,508)             555
Income taxes                                      -                48                9               205              262
                                  ----------------------------------------------------------------------------------------
Net income (loss)                        $      293       $     1,686      $     1,027      $     (2,713)      $      293
                                  ========================================================================================

[1] Other expense, net for the Hockey Company and Other Guarantors includes equity in net income (loss) of subsidiaries of $2,230 and $(904) respectively.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

FOR THE SIX MONTHS ENDED                             The Hockey Company     Sport Maska Inc.    Guarantors     Other/       TOTAL
JUNE 30, 2003                                                                                               Eliminations
                                                  ---------------------------------------------------------------------------------
OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED FOR) OPERATING
ACTIVITIES                                              $        (14,914)      $      (9,747)  $  (2,732)    $   14,712  $(12,681)
                                                  ---------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Prepayment of intangibles-NHL Royalty                                                 (9,000)    (21,112)                  (30,112)
 Purchases of property, plant & equipment                              -                (561)        (115)          (19)      (695)
                                                  ---------------------------------------------------------------------------------
Proceeds from disposal of ppe and deferred
expenses                                                                                1362            9                    1,371
                                                  ---------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                 -              (8,199)    (21,218)           (19)  (29,436)
                                                  ---------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Deferred financing costs                                            (295)                275         (158)            -       (178)
Net change in short-term borrowings                                    -               4,757        2,079             -      6,836
Principal payments on debt                                             -                   -         (452)            -       (452)
Proceeds from long-term debt                                           -                   -            -             -          -
Loan payable to Parent Company                                         -              10,000            -             -     10,000
Increase in pain-in capital from the parent
company                                                           37,030                           15,209       (15,209)    37,030
Issuance of common stock                                              45                   -            -             -         45
Redemption of PIK including accrued dividends                    (21,866)                  -            -             -    (21,866)
                                                  ---------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) FINANCING
ACTIVITIES                                                        14,914              15,032       16,678       (15,209)    31,415
                                                  ---------------------------------------------------------------------------------

Effects of foreign exchange rate changes on cash                       -              (1,086)         206           729       (151)
                                                  ---------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                -              (4,000)      (7,066)          213    (10,853)
 Cash & cash equivalents at beginning of period                        -               4,000        7,066         8,418     19,484
                                                  =================================================================================
 Cash & cash equivalents at end of period                  $           -         $         -      $     -     $   8,631    $ 8,631
                                                  =================================================================================

                                                  ---------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED                           The Hockey Company     Sport Maska Inc.    Guarantors     Other/       TOTAL
JUNE 30, 2002                                                                                             Eliminations
                                                  ---------------------------------------------------------------------------------
OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED FOR) OPERATING
ACTIVITIES                                             $         (13,295)     $      (10,971)   $  10,474     $   (142)  $(13,934)
                                                  ---------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchases of property, plant & equipment                               -                (463)         (86)          (54)      (603)
                                                  ---------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                 -                (463)         (86)          (54)      (603)
                                                  ---------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Deferred financing costs                                          (1,820)             (3,347)      (1,363)            -     (6,530)
Net change in short-term borrowings                                    -              (7,290)      (9,578)         (307)  (17,175)
Principal payments on debt                                       (21,853)            (39,471)    (25,124)             -    (86,448)
Proceeds from long-term debt                                      36,963              61,898       25,000             -    123,861
Issuance of warrants                                                   5                   -            -             -          5
                                                  ---------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) FINANCING
ACTIVITIES                                                        13,295              11,790      (11,065)         (307)    13,713
                                                  ---------------------------------------------------------------------------------

Effects of foreign exchange rate changes on cash                       -                 (54)         160           333        439
                                                  ---------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                -                 302         (517)         (170)      (385)
 Cash & cash equivalents at beginning of period                        -                (302)       2,002         4,803      6,503
                                                  ---------------------------------------------------------------------------------
 Cash & cash equivalents at end of period                  $           -         $         -    $   1,485     $   4,633    $ 6,118
                                                  =================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

                  We can trace our origins to September 1899, when the Canada Cycle and Motor Company (CCM) were formed as a manufacturer of bicycles and motorcars. In 1905, CCM began marketing ice hockey skates for a sport barely 30 years old at that time and, in 1937, acquired the Tackaberry (later Tacks) trade name. In 1983, CCM was amalgamated with Sport Maska Inc., a manufacturer of hockey jerseys for the NHL since 1967. In April 1997, WS Acquisition LLC, an affiliate of Wellspring Capital Management LLC, acquired a controlling interest in us. In November 1998, we acquired Sports Holdings Corp., Europe's largest manufacturer of ice, roller and street hockey equipment and their JOFA, KOHO, Canadien, Heaton and Titan brands. As a result, we are now the world's largest marketer, designer and manufacturer of hockey equipment and related apparel. On June 11, 2003 we became a subsidiary of The Hockey Company Holdings Inc., a Canadian public corporation. Our business is seasonal. The seasonality of our business affects net sales and borrowings under our credit agreements. Traditional quarterly fluctuations in our business may vary in the future depending upon, among other things, changes in order cycles and product mix.

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

         EBITDA is defined as earnings (net income) before interest, income and capital taxes and depreciation and amortization. EBITDA includes restructuring charges, and other unusual items if it is reasonably likely that they will recur within two years. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles, but is presented because it is frequently used by securities analysts and others in evaluating companies. EBITDA should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA is calculated as follows:

                                                                                     (in thousands)
                                                      -------------------------------------------------------------------------
                                                               For the Three                         For the Six
                                                                Months ended                        Months ended
                                                      -------------------------------------------------------------------------
                                                        June 30, 2002    June 30, 2003       June 30, 2002     June 30, 2003
                                                      -------------------------------------------------------------------------
Operating income                                            $   5,361        $   7,175           $   5,672          $   8,151

Depreciation and amortization                                     940            1,034               1,856              2,003

Capital taxes                                                     148              212                 290                361

Other income, net                                                  71              941                  71              1,074

Gain on sales of property, plant and equipment                      -               25                   -                529

Foreign exchange gain                                           2,251            4,036               2,270              8,414
                                                      -------------------------------------------------------------------------
EBITDA                                                       $  8,771         $ 13,423           $  10,159          $  20,532
                                                      =========================================================================

Under the terms of The Hockey Company's short and long-term debt agreements, restructuring and other unusual or non-recurring items would be added back to EBITDA.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003

2003 COMPARED TO 2002

         Net sales for the six months ended June 30, 2003 were $90.1 million, an increase of 14.5% or $11.4 million, as compared to $78.7 million in the six months ended June 30, 2002, of which $7.1 million is attributable to the strengthening of foreign denominated currencies. For the three months ended June 30, 2003, net sales increased 17.3% or $7.7 million to $52.3 million, as compared to $44.6 million for the same period last year, of which $4.4 million is attributable to currency fluctuations. Sales growth to date has been generated largely from the equipment segment, with the success of the Company's Pro Tack ice skates and Vector one-piece stick driving that growth. Apparel sales were down slightly compared with the same period last year, directly attributable to the small market teams making the final rounds of the NHL playoffs.

         Gross profit for the six months ended June 30, 2003 grew by $6.0 million or 17.1% to $41.1 million or 45.6% of sales compared with $35.1 million or 44.6% of sales for the six months ended June 30, 2002, of which $3.5 million is attributable to the currency fluctuations. Gross profit for the three months ended June 30, 2003 grew by $4.2 million or 20.7% to $24.4 million or 46.7% of sales compared with $20.2 million or 45.4% of sales in the second quarter of 2002, of which $2.1 million is attributable to the currency fluctuations. The increase is mainly due to the restructuring and outsourcing efforts from 2002 that included the closures of three North American manufacturing facilities in order to reduce excess capacity and achieve greater operating efficiencies as well as a shift in focus toward higher end products.

         In the six months ended June 30, 2003, selling, general and administrative expenses decreased as a percentage of sales by 0.8% to 36.6% of 2003 sales, from 37.4% of sales for the six months ended June 30, 2002. In dollar terms, there was a 11.8% or $3.5 million increase to $33.0 million in 2003 from $29.5 million in 2002, of which $2.5 million is attributable to currency fluctuations. For the three months ended June 30, 2003, selling, general and administrative expenses increased by $2.3 million or 16.0% to $17.2 million compared to $14.9 million for the same period last year, of which $1.4 million is attributable to currency fluctuations. The increase is mainly attributable to variable selling and marketing expenses related to higher sales.

         Operating income for the six months ended June 30, 2003 grew by $2.5 million or 43.7% to $8.2 million compared to $5.7 million in the six months ended June 30, 2002, of which $1.0 million is attributable to currency fluctuations. For the three months ended June 30, 2003, operating income grew to $7.2 million compared to $5.4 million in the second quarter of 2002.

         Other income of $1.6 million, consists primarily of $0.5 million related to the gain on sale of our Drummondville manufacturing facility which had become redundant and closed in December 2002 and $0.7 million related to a reversal of an excess provision set up in prior years for Chapter 11 costs.

         As a result of the above, EBITDA, for the six months ended June 30, 2003 increased by $10.3 million to $20.5 million compared to $10.2 million in the first six months of 2002. Of the increase, $7.1 million is related to foreign exchange, of which $7.3 million resulted from the translation of our U.S. dollar denominated long-term debt, 50% of which is held by Sport Maska Inc. For the three months ended June 30, 2003, EBITDA grew by $4.6 million to $13.4 million compared to $8.8 million in the second quarter of 2002. The actual gain on exchange relating to the long-term debt recorded for the three months and six months ended June 30, 2003 was $5.5 million and $10.0 million compared with $2.8 million, respectively, for the same periods in 2002.

         Interest expense including amortization of deferred financing costs ($0.8 million and $0.6 million in the six months ended June 30, 2002 and 2003, respectively) increased to $8.2 million in the six months ended June 30, 2003 compared to $7.1 million in the first six months of 2002 reflecting the issue of high-yield Secured Notes in April 2002.

         The loss on early extinguishment of debt of $3.3 million in 2002 consists of the write-off of deferred financing costs as a result of the extinguishment of the Caisse de depot et placement du Quebec ("Caisse") loan in April 2002.

         Income before income taxes was $10.0 million in the six months ended June 30, 2003 compared to a loss before income taxes of $2.3 million for the first six months in 2002. For the three months ended June 30, 2003, income before income taxes was $8.0 million compared to $0.6 million in the second quarter of 2002.

          As a result of the above, net income for the six months ended June 30, 2003 increased by $9.5 million to $6.8 million compared to a $2.7 million net loss for the six months ended June 30, 2002. For the three months ended June 30, 2003, net income was $5.1 million compared to $0.3 million in the second quarter in 2002.

         Net income attributable to common stockholders for the six months ended June 30, 2003 was $4.8 million compared to a net loss of $4.0 million for the corresponding period in 2002. The difference between the redemption value of the preferred stock and the recorded amount was accreted to the par value of $12.5 million in the second quarter of 2003, as the preferred stock was repurchased for cancellation and all accrued dividends thereon were paid. For the three months ended June 30, 2003, net income attributable to common stockholders was $3.8 million compared to a $0.3 million net loss attributable to common stockholders in the second quarter of 2002.


LIQUIDITY AND CAPITAL RESOURCES

         Our anticipated financing requirements for short-term working capital requirements and long-term growth, future capital expenditures and debt service are expected to be met through cash generated from our operations and borrowings under our credit facilities. Effective November 19, 1998, one of our U.S. subsidiaries, Maska U.S., Inc., as the borrower, and the credit parties named therein entered into a credit agreement with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender for a period of three years. Simultaneously, one of our Canadian subsidiaries, Sport Maska Inc., as the borrower, and the credit parties named therein entered into a credit agreement with the lenders referred to therein and General Electric Capital Canada Inc., as Agent and Lender for a period of three years (together with General Electric Capital Corporation, "GECC"). The credit agreements are collateralized by all accounts receivable, inventories and related assets of the borrowers and our other North American subsidiaries, and are further collateralized by a second lien on all of our and our North American subsidiaries' other tangible and intangible assets. The credit agreements were further extended and amended on October 17, 2002 for a period of three years in connection with the issuance of the Units (as described below) to reflect the repayment of the Caisse term loans and to maximize the amount of loans and letters of credit under the two credit agreements to $35.0 million and $7.0 million, respectively. Under the terms of the Notes such indebtedness cannot exceed $35.0 million and must be repaid in full at least once a year. Total borrowings under the credit agreements as at December 31, 2002 were nil and $5.8 million including borrowing under our Jofa facility (See below) as at June 30, 2003 (excluding $5.3 million and $5.7 million of letters of credit outstanding, respectively). We have met the requirement for the annual repayment in full for 2003.

         As at June 30, 2003, borrowings under the U.S. credit agreement bear interest at rates between U.S. prime plus 0.25% to 1.00% or LIBOR plus 1.50% to 2.50% depending on The Hockey Company's Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the Canadian credit agreement bear interest at rates between the Canadian prime rate plus 0.50% to 1.25%, the U.S. prime rate plus 0.25% to 1.00% and the Canadian Bankers' Acceptance rate or LIBOR plus 1.50% to 2.50% depending on The Hockey Company's Operating Cash Flow Ratio, as defined in the agreement. In addition, we are charged a monthly commitment fee at an annual rate of 1/4 to 3/8 of 1% on the unused portion of the revolving credit facilities under the credit agreements and certain other fees.

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

         Jofa AB, our Swedish subsidiary, has entered into a credit agreement with Nordea Bank in Sweden. The maximum amount of loans and letters of credit that may be outstanding under the agreement is SEK 90 million (approximately $11.2 million). The facility is collateralized by the assets of Jofa AB, bears interest at a rate of STIBOR (currently 3.2 %) plus 0.90%, matures on December 31, 2003 and is renewable annually. Total borrowings as at December 31, 2002 were nil and $2.2 million as at June 30, 2003 (excluding $1.6 million and $0.3 million of letters of credit outstanding, respectively). Management believes that the credit agreement can be renewed or refinanced upon maturity. If this agreement cannot be renewed or financed with Nordea Bank, the Company will seek alternate sources of financing to replace this agreement. In addition, Jofa AB entered into a separate credit agreement with Nordea Bank in May, 2000 to borrow SEK 10 million, or approximately $1.2 million. The loan has a term of four years with annual principal repayments of SEK 2.5 million, or approximately $0.3 million. The loan is secured by a chattel mortgage on the assets of Jofa AB and bears an interest rate of STIBOR plus 1.25%. The balance of this loan was repaid on March 3, 2003.

         Effective July 10, 2001, KHF Finland Oy, our Finnish subsidiary, entered into a credit agreement with Nordea Bank in Finland. The maximum amount of loans and letters of credit that may be outstanding under the agreement is EUR 2.4 million (approximately $2.7 million). The facility bears interest at a rate of EURIBOR (2.15% at June 30, 2003) plus 0.9%. Total borrowings as at December 31, 2002 and June 30, 2003 were nil. Management believes that the credit agreement will be renewed or refinanced upon maturity.

         Cash used in operating activities during the six months ended June 30, 2003 was $14.1 million compared to $13.9 million in the first six months of 2002. Net income was $6.8 million in the six months ended June 30, 2003 compared to a net loss of $2.7 million in the first six months of 2002. EBITDA was $20.5 million for the six months ended June 30, 2003 compared to $10.2 million in the first six months of 2002. Inventory increased by $22.0 million from December 31, 2002 to June 30, 2003, the build-up is in line with the seasonal nature of our business as our peak shipping months are in the third quarter. Accounts receivable were higher by $8.2 million from December 31, 2002 due to the higher sales in the first half of the year. Accounts payable and accrued liabilities are higher mainly due to receiving extended terms from suppliers. Cash used in investing activities during the six months ended June 30, 2003 was $29.4 million compared to $0.6 million used in the first six months of 2002, primarily due to $30.0 million royalty pre-payment under the New NHL License Agreement.

         Cash provided by financing activities during the six months ended June 30, 2003, was $31.4 million compared to $13.7 million in the first six months of 2002. The variance is mainly due to the proceeds from the initial public offering, which closed on June 11, 2003, and the investment by our parent company to finance the repurchase of the 13% Pay-In-Kind Preferred Stock and the New NHL License Agreement.

         We follow the customary practice in the sporting goods industry of offering extended payment terms to creditworthy customers on qualified orders. Our working capital requirements generally peak in the second and third quarters as we build inventory and make shipments under these extended payment terms.

         Certain of our subsidiaries lease office and warehouse facilities and equipment under operating lease agreements. Certain of our subsidiaries have also entered into agreements that call for royalty payments generally based on net sales of certain products and product lines. Certain agreements require guaranteed minimum payments over the royalty term. We also pay the NHL, CHL, and certain professional players and teams, an endorsement fee in exchange for the promotion of our brands. Furthermore, we have repayment obligations on our long-term debt. The following is a schedule of future minimum payments and annual obligations under these commitments, as well as the repayment of our Secured Notes in 2009:

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
                                                                     --------
                                                                     $166,997
                                                                     ========

         The above reflects the Current NHL License Agreement expiring in 2005. With the implementation of the New License Agreement following the pre-payment of royalties of $30.0 million from the proceeds of the Offering (as described below) the 2004 commitments for the New NHL License Agreement would decrease by approximately $1.5 million, the 2005 commitments would increase by approximately $3.5 million, and commitments for each of the next eight years would be approximately $10.0 million.

RESTRUCTURING RESERVES

         In October 2002, we decided to close three of our North American manufacturing units effective December 2002 in order to reduce excess capacity and achieve greater operating efficiencies. Approximately 160 employees were affected by this decision, of which approximately 50 are from the apparel segment. Accordingly, the Company set up a restructuring reserve of approximately $2.1 million, of which approximately $1.3 million is to cover the cost of severance packages to affected employees, with the remainder representing other closure costs. There were no balances outstanding as at June 30, 2003 (December 31, 2002 - $0.9 million).

INITIAL PUBLIC OFFERING

         On June 11, 2003, The Hockey Company Holdings Inc. (the "Corporation"), our parent company closed on its initial public offering for the issue of 4,500,000 common shares (the "Offering") for proceeds of $47.2 million (Cdn$64.1 million) net of issue fees and expenses of approximately $5.8 million (Cdn$7.8 million). On July 11, 2003, the underwriters exercised their over-allotment option, which resulted in the issuance of an additional 429,200 common shares for proceeds of $4.6 million (Cdn$6.4 million), net of issue costs of $0.4 million (Cdn$0.5 million). The Corporation participated in a reorganization with us whereby the Corporation, which had incorporated Hockey Merger Co. ("Subco") on February 24, 2003, and Subco entered into a merger agreement on April 2, 2003 with us whereby, Subco merged into us, and the Corporation, through Subco, received all of our outstanding voting common stock. Each existing holder of common stock received one share of our non-voting exchangeable common stock (the "Exchangeable Shares") for each share of common stock held. Each holder of an Exchangeable Share has the right to exchange one Exchangeable Share for one common share of the Corporation, subject to certain adjustments in the event, among others things, of stock splits or similar events. The delivery of the common shares upon exercise of the Put Right shall be subject to applicable U.S. securities laws and the common shares may not be delivered to a U.S. holder until either a registration statement is filed by the Corporation with the SEC and declared effective by the SEC in order to register the Common Shares or a private placement by the Corporation is completed in accordance with U.S. securities laws. We have accounted for the merger as a continuity of The Hockey

Company as a transaction between related parties and, accordingly, the consolidated financial statements of the Corporation will be prepared using the historical cost basis as though both the Corporation and The Hockey Company had been combined since inception.

NEW NHL LICENSE AGREEMENT

On March 28, 2003, we, the Corporation and certain of our subsidiaries entered into a new ten-year license agreement ("New NHL License Agreement") with the NHL, which became effective upon pre-payment of certain royalties in the amount of $30.0 million from the Offering. In addition, the Corporation granted to the NHL an option to purchase 75,000 shares at $11.77 per share (Cdn$16.00 per share). Under the term of the New NHL License Agreement, the prepaid NHL royalty and the fair value of the options will be expensed over the terms of the agreement based on the schedule of royalty payments.

NEW ACCOUNTING PRONOUNCEMENTS

         On April 30, 2002, FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS No. 4, 44, and 64, AMENDMENT OF FASB STATEMENT No. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, if material in the aggregate. Due to the rescission of SFAS No. 4, the criteria in Opinion 30 will now be used to classify those gains and losses. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item has to be reclassified. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. We have adopted this Statement on January 1, 2003 upon which the loss on early extinguishment of debt incurred in the quarter ended June 30, 2002 has been reclassified in accordance with the issued SFAS No. 145.

         In July 2002, FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at the time when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs at the date of an entity's commitment to an exit plan in Issue 94-3. We have adopted SFAS No. 146 and will apply these rules on exit and disposal activities initiated after December 31, 2002. There were no exit or disposal activities initiated during the quarter ended June 30, 2003.

         In November 2002, FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS ("FIN 45"), which requires certain guarantees to be recorded at fair value and increases the disclosure requirements for guarantees even if the likelihood of making any payments under the guarantee is remote. The increased disclosure requirements are effective for fiscal years ending after December 15, 2002 and have been adopted by the Company in the consolidated financial statements for the year ended December 31, 2002. The provision of FIN 45 relating to initial recognition and measurement are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted these provisions of FIN 45 for guarantees issued or modified after December 31, 2002 on January 1, 2003 and no significant transition adjustment resulted from its adoption.

         On April 30, 2003, FASB issued SFAS No. 149, AMENDMENT OF SFAS 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement is intended to result in more consistent reporting of contracts as either freestanding derivative instrument subject to SFAS No. 144 in its entirety or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. However, the provisions of SFAS No. 149 that merely represent the codification of previous Derivatives Implementation Group decisions are already effective and should continue to be applied in accordance with their prior respective effective dates. We will apply the recommendation of SFAS No. 149 for future contracts and hedging relationships, if any, and believes the impact of this statement will not significantly affect its financial position and results of operations.

         On May 15, 2003, FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created of modified after May 31, 2003 and to other instruments at the beginning of the first interim period beginning after June 15, 2003. We will apply the recommendations of SFAS No. 150 for the quarter ending September 30, 2003.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We, in the normal course of doing business, are exposed to market risk from changes in foreign currency exchange rates and interest rates. Our principal currency exposures relate to the Canadian dollar and to certain European currencies. Management's objective, regarding foreign currency risk, is to protect cash flows resulting from sales, purchases and other costs from the adverse impact of exchange rate movements. However, fifty percent of the Notes debt is held by a Canadian subsidiary. Included in our results is a foreign exchange impact of $8.4 million of which $10.0 million resulted from the translation of our U.S. dollar denominated long term debt, 50% of which is held by our Canadian Subsidiary Sport Maska Inc. Fluctuation in the Canadian dollar against the U.S. dollar can give rise to significant volatility in net income.

         We are also exposed to foreign exchange fluctuations due to significant sales and costs in Canada, Sweden and Finland. If the average exchange rate of the Canadian dollar, Swedish Krona and Euro were to vary by 1% versus the U.S. dollar, the effect on sales for the first six months of 2003 would have been $0.3 million, $0.1 million and less than $0.1 million, respectively. We also have operating expenses in each of these currencies, which would mitigate the impact of such foreign exchange variation on cash flows from operations. Further, a 1% variation in the Canadian dollar versus the U.S. dollar would have an effect of approximately $0.7 million on translation of our long-term debt for the entire year given that 50% of the debt is held by the Canadian operating company.

         Our European and Canadian subsidiaries each have operating credit facilities denominated in their respective local currencies; these debt facilities are hedged by the operating revenues generated in the local currencies of the subsidiaries. As we hold either long-term or operating debt facilities denominated in the currencies of our European subsidiaries, our equity investment in those entities are hedged against foreign currency fluctuations. We do not engage in speculative derivative activities. We are exposed to changes in interest rates primarily as a result of our operating credit facilities used to maintain liquidity and fund capital expenditures. Management's objective, regarding interest rate risk, is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve these objectives, we maintain the ability to borrow funds in different markets, thereby mitigating the effect of large changes in any one market. Our operating credit facilities have a variable interest rates and thus a 1% variation in the interest rate on our borrowing base for the year will cause approximately $0.5 million increase or decrease in interest expense.

ITEM 4.           CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

          (b)      Changes in Internal Controls

            No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                               THE HOCKEY COMPANY
PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Reference is made to Note 7 of the Notes to Unaudited Consolidated Financial Statements included in Part I of this report.


ITEM 2.  CHANGES IN SECURITIES.

The Company entered into a merger agreement on April 2, 2003 with Hockey Merger Co. ("Hockey Merger Co."), a Delaware corporation and wholly-owned subsidiary of The Hockey Company Holdings Inc. ("Holdings"), and Holdings pursuant to which Hockey Merger Co. agreed to merge with and into the Company, with the Company as the surviving corporation (the "Merger").

         On June 11, 2003, the Merger was consummated and, pursuant to the terms of the Merger, each issued and outstanding share of voting common stock of the Company was converted into one share of non-voting exchangeable common stock of the Company, par value $.01 per share (the "Exchangeable Shares"). The Exchangeable Shares rank PARI PASSU with the voting common stock of the Company (now held by Holdings) with respect to dividend rights and have the right to economically equivalent distributions as the voting common stock on liquidation, winding-up or dissolution but rank junior to any series of preferred stock established by the board of directors of the Company. The Exchangeable Shares are non-transferable, except to certain permitted transferees and to Holdings in exchange for common shares. The holders of the Exchangeable Shares have the right, at any time, to require Holdings to purchase any or all of the Exchangeable Shares registered in the name of such holder (the "Put Right") in exchange for common shares, on a one-for-one basis, for each Exchangeable Share presented for purchase, subject to certain adjustments in the event, among other things, of stock splits or similar events. The delivery of the common shares upon exercise of the Put Right is subject to applicable U.S. securities laws and the common shares may not be delivered until either a registration statement is filed by Holdings with the SEC and declared effective by the SEC in order to register the common shares or a private placement by Holdings is completed in accordance with U.S. securities laws. The holder, upon exercise of the Put Right, will also receive any declared and unpaid dividends on the Exchangeable Shares presented for purchase. The Exchangeable Shares are also subject to a call right of Holdings at the option of Holdings, which shall be no earlier than the fifth anniversary date of the closing of the Offering, unless there are fewer than 20% of the Exchangeable Shares issued as of the date of closing of the Offering outstanding (other than Exchangeable Shares held by Holdings or any of its affiliates). The Exchangeable Shares have no voting rights other than those rights received under the Voting and Exchange Trust Agreement, dated as of June 11, 2003, among the Company, Holdings and Computershare Trust Company of Canada.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

               2.1 Agreement and Plan of Merger, dated April 2, 2003, among The Hockey Company Holdings Inc., Hockey Merger Co. and the Company.

               3.1 Certificate of Merger, including the Amended and Restated Certificate of Incorporation, dated June 10, 2003.

                               THE HOCKEY COMPANY
PART II
OTHER INFORMATION


               4.1 First Supplemental Indenture, dated May 22, 2003, among the Company, Sport Maska Inc., the Guarantors as defined therein and The Bank of New York, as Trustee.

               4.2 Second Supplemental Indenture, dated May 22, 2003, among the Company, Sport Maska Inc., the Guarantors as defined therein and The Bank of New York, as Trustee.

               9.1 Voting and Exchange Trust Agreement, dated June 11, 2003, among the Company, The Hockey Company Holdings Inc. and Computershare Trust Company of Canada.

               10.1 First Amendment to Pledge and Security Agreement, dated May
                    22, 2003, among the Company, the Subsidiaries party thereto and The Bank of New York, as Collateral Agent.

               10.2 Exchangeable Share Support Agreement, dated June 11, 2003, between the Company and The Hockey Company Holdings Inc.

               10.3 Letter Agreement, dated March 28, 2003, among NHL
                    Enterprises, L.P., NHL Enterprises Canada, L.P., NHL Enterprises B.V., Sport Maska Inc., Maska U.S., Inc., Jofa AB, KHF Finland Oy, the Company and The Hockey Company Holdings Inc.

               31.1 Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002, as amended.

               31.2 Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002, as amended.

               32.1 Certification of Chief Executive Officer pursuant to 18
                    U.S.C. section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

               32.2 Certification of Chief Financial Officer pursuant to 18
                    U.S.C. section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.


      (b)    Reports on Form 8-K.

                On April 8, 2003, the Company issued a report on Form 8-K regarding the proposed initial public offering in Canada of The Hockey Company Holdings Inc. and the related merger, the resignation of two directors and the execution of a new NHL license agreement.

                On June 12, 2003, the Company issued a report on Form 8-K regarding the closing of the initial public offering in Canada of The Hockey Company Holdings Inc. and the related merger.

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





Date: August 12, 2003