Form 10-Q
period 2003-09-30
HOCKEY CO
filed 2003-11-12
CIK 880036

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ____________________________

                                    FORM 10-Q

    (Mark One)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2003
                               -------------------------------------------------

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________________

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

          YES     X                            NO ______
              --------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

          YES  _______                         NO   X
                                                 --------

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

         YES     X                             NO _________
             ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at November 6, 2003
--------------------------------------------------------------------------------
    Voting Common Stock,                               4,929,200
       $.01 par value

    Non-voting Exchangeable Common Stock, $.01 par value       7,040,523

                                                                                                          PAGE NO.

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Unaudited Consolidated Balance Sheets at September 30, 2003 and December 31, 2002                 1

           Unaudited Consolidated Statements of Operations for the Three and
           Nine Months ended September 30, 2003 and for the Three and Nine
           Months ended September 30, 2002                                                                   2

           Unaudited Consolidated Statements of Comprehensive Income for the
           Three and Nine Months ended September 30, 2003 and for the Three and
           Nine Months ended September 30, 2002                                                              3

           Unaudited Consolidated Statements of Cash Flows for the Nine Months ended September 30,
           2003 and for the Nine Months ended September 30, 2002                                             4

           Notes to Unaudited Consolidated Financial Statements                                              5


Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations            20


Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                       26


Item 4.    Controls and Procedures                                                                          27

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                28

Item 2.    Changes in Securities                                                                            28

Item 3.    Defaults Upon Senior Securities                                                                  28

Item 4.    Submission of Matters to a Vote of Security Holders                                              28


Item 5.    Other Information                                                                                28

Item 6.    Exhibits and Reports on Form 8-K                                                                 28


                               THE HOCKEY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

PART I -     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS


                                                                             Note 1(C)            Unaudited
                                                                           Dec. 31, 2002       Sept. 30, 2003
ASSETS

Current assets
     Cash and cash equivalents                                               $    19,484          $     8,650
     Accounts receivable, net                                                     56,986               91,439
     Inventories (Note 2)                                                         44,354               58,808
     Prepaid expenses and other receivables                                        4,802                3,650
     Deferred income taxes                                                         8,080                7,665
                                                                        --------------------------------------
     Total current assets                                                        133,706              170,212
Property, plant and equipment, net of accumulated depreciation
     ($20,241 and  $26,292, respectively)                                         15,318               14,784
Goodwill and excess re-organization intangible (Note 3A)                          65,348               69,323
Intangible - Prepaid NHL Royalty (Note 3B)                                             -               30,882
Other assets                                                                       8,581                7,915
                                                                        --------------------------------------
     Total assets                                                           $    222,953         $    293,116
                                                                        --------------------------------------
                                                                        --------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Short-term borrowings                                                    $        -          $     6,358
     Accounts payable                                                              8,312                9,521
     Accrued liabilities                                                          14,442               21,360
     Accrued restructuring expense (Note 9)                                        1,085                    -
     Income taxes payable                                                          4,825                7,681
     Current portion of long-term debt                                               288                    -
                                                                        --------------------------------------
     Total current liabilities                                                    28,952               44,920
Long-term debt (Note 4)                                                          123,866              123,887
13% Pay-In-Kind preferred stock (Note 1B)                                         11,715                    -
Accrued dividends payable (Note 1B)                                                8,155                    -
Loan payable to Parent Company                                                         -               10,000
Deferred income taxes and other long-term liabilities                              2,056                3,160
                                                                        --------------------------------------
     Total liabilities                                                           174,744              181,967
                                                                        --------------------------------------
                                                                        --------------------------------------

Stockholders' equity (Note 1B)
Common stock, voting, par value $0.01 per share, 12,000,000 shares authorized, 7,040,523 and 4,929,200 shares issued and
      outstanding at December 31, 2002 and September 30, 2003,
      respectively                                                                    70                   45
Common Stock, non-voting, Exchangeable into Common Shares of The
     Hockey Company Holdings Inc., 8,000,000 shares authorized, nil and 7,040,523 shares issued and outstanding at December 31, 2002
     and September 30, 2003, respectively                                              -                   70
Warrants for Exchangeable Shares, nil and 159,127 issued and outstanding at December 31, 2002 and September 30, 2003,
     respectively                                                                      -                1,665
Common stock purchase warrants, 159,127 and nil issued and outstanding
     at December 31, 2002 and September 30, 2003, respectively                     1,665                    -
Special Dividend Preferred Stock, par value $0.01 per share, one share authorized, nil and 1 share issued and outstanding at December
     31, 2002 and September 30, 2003, respectively                                     -                    -
Additional paid-in capital - Common stock                                         69,965               69,965
Additional paid-in capital - Exchangeable shares                                       -               42,456
Deficit                                                                         (20,303)              (7,630)
Accumulated other comprehensive (loss) income (Note 11)                          (3,188)                4,578
                                                                        --------------------------------------
     Total stockholders' equity                                                   48,209              111,149
                                                                        --------------------------------------
     Total liabilities and stockholders' equity                             $    222,953        $     293,116
                                                                        --------------------------------------
                                                                        --------------------------------------


          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (In thousands, except share data)


                                                               ---------------------------------------------------------------------
                                                                         For the Three                       For the Nine
                                                                         Months ended                        Months ended
                                                               ---------------------------------------------------------------------
                                                               Sept. 30, 2002     Sept. 30, 2003    Sept. 30, 2002    Sept. 30, 2003
                                                               ---------------------------------------------------------------------

Net sales                                                          $   72,696        $    81,119       $   151,424       $   171,227
Cost of goods sold                                                     40,769             45,367            84,340            94,345
                                                               ---------------------------------------------------------------------

       Gross profit                                                    31,927             35,752            67,084            76,882
Selling, general and administrative expenses                           17,104             19,894            46,589            52,873
                                                               ---------------------------------------------------------------------


       Operating income                                                14,823             15,858            20,495            24,009
Other (income) expense, net                                               269                 53               198           (1,550)
Interest expense                                                        4,355              4,336            11,436            12,516
Foreign exchange loss (gain)                                            2,443            (1,296)               173           (9,710)
Loss on early extinguishment of debt                                        -                  -             3,265                 -
                                                               ---------------------------------------------------------------------

Income before income taxes                                              7,756             12,765             5,423            22,753
Income taxes (Note 3A)                                                  4,374              4,880             4,742             8,087
                                                               ---------------------------------------------------------------------
Net Income                                                              3,382              7,885               681            14,666
Preferred stock dividends (Note 1B)                                       594                  -             1,782             1,211
Accretion of 13% Pay-In-Kind preferred stock (Note 1B)                     29                  -               117               784
                                                               ---------------------------------------------------------------------
Net income (loss) attributable to common stockholders              $    2,759         $    7,885      $    (1,218)        $   12,671
                                                               ---------------------------------------------------------------------
                                                               ---------------------------------------------------------------------

Basic earnings (loss) per share (Notes 5 & 6)                            0.38               0.65            (0.17)              1.38
Diluted earnings (loss) per share (Notes 5 & 6)                          0.38               0.64            (0.17)              1.35



          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (In thousands)

                                                     -----------------------------------------------------------------------------
                                                              For the Three                            For the Nine
                                                               Months ended                            Months ended
                                                     -----------------------------------------------------------------------------
                                                     Sept. 30, 2002       Sept. 30, 2003       Sept. 30, 2002      Sept. 30, 2003
                                                     -----------------------------------------------------------------------------
Net income                                              $     3,382         $      7,885           $      681         $    14,666
Foreign currency translation adjustments                    (1,241)              (1,156)                2,159               7,766
    (Note 11)
                                                     -----------------------------------------------------------------------------
Net comprehensive income                                $     2,141          $     6,729          $     2,840         $    22,432
                                                     -----------------------------------------------------------------------------
                                                     -----------------------------------------------------------------------------



          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                           For the Nine         For the Nine
                                                                           Months ended         Months ended
                                                                          Sept. 30, 2002       Sept. 30, 2003
                                                                          -----------------------------------
OPERATING ACTIVITIES:

Net income                                                                     $     681         $     14,666
Adjustments to reconcile net income to net cash used in operating activities:

       Depreciation and amortization                                               2,801                3,047
       Amortization of deferred financing costs and debt                           1,256                1,129
       Deferred income taxes                                                       2,477                2,322
       Gain on sale of property, plant and equipment                                   -                (538)
       Loss on early extinguishment of debt                                        3,265                    -
       Gain (loss) on foreign exchange                                               466              (8,994)
Change in operating assets and liabilities:

       Accounts receivable                                                      (30,630)             (28,806)
       Inventories                                                               (8,365)              (6,629)
       Prepaid expenses                                                            2,420                1,349
       Accounts payable and accrued liabilities                                    8,411                5,610
       Income taxes payable                                                          200                2,048
                                                                          -----------------------------------
           Net cash used in operating activities                                (17,018)              (14,796)
                                                                          -----------------------------------
INVESTING ACTIVITIES:

       Prepayment of intangibles - NHL Royalty                                         -             (30,112)
       Acquisition (Note 10)                                                           -              (1,030)
       Purchases of property, plant and equipment                                (1,121)              (1,327)
       Proceeds from sale of property, plant and equipment                             -                1,394
                                                                          -----------------------------------
           Net cash used in investing activities                                 (1,121)             (31,075)
                                                                          -----------------------------------

FINANCING ACTIVITIES:

       Net change in short-term borrowings                                      (11,490)                5,714
       Deferred financing costs                                                  (7,380)                (287)
       Proceeds from long-term debt                                              123,866                    -
       Principal payments on debt                                               (86,515)                (452)
       Loan payable to Parent Company                                                  -               10,000
       Increase in paid-in capital from shares issued by Parent                        -               41,721
           company

       Issuance of common stock                                                        -                   45
       Redemption of 13% Pay-In-Kind preferred stock including
           accrued dividends                                                           -             (21,866)
       Issuance of warrants                                                            5                    -
                                                                          -----------------------------------
           Net cash provided by financing activities                              18,486               34,875
                                                                          -----------------------------------
Effects of foreign exchange rate changes on cash                                     517                  162
                                                                          -----------------------------------
Decrease in cash and cash equivalents                                                864             (10,834)
Cash and cash equivalents at beginning of period                                   6,503               19,484
                                                                          -----------------------------------
Cash and cash equivalents at end of period                                   $     7,367          $     8,650
                                                                          -----------------------------------
                                                                          -----------------------------------


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

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



1.  DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING PRONOUNCEMENTS

A.  DESCRIPTION OF BUSINESS AND CHANGE OF CORPORATE NAME

         The Hockey Company was incorporated in September 1991 and reorganized in April 1997. On February 9, 1999, The Hockey Company filed an amendment to change the name of the Company from SLM International Inc. to The Hockey Company ("THC"). On June 11, 2003, The Hockey Company became a subsidiary of The Hockey Company Holdings Inc., a Canadian public corporation (See Note 1B). The consolidated financial statements include the accounts of THC and its wholly owned subsidiaries (collectively, the "Company"). The Company manufactures hockey equipment and related apparel, as well as recreational skates and other non-hockey products. The hockey equipment and related apparel include hockey uniforms, hockey sticks, goaltender equipment, protective equipment and hockey skates. The Company sells its products world-wide to a diverse customer base consisting of specialty retailers, sporting goods shops, mass merchandisers, teams and international distributors. The Company manufactures in-house at six highly efficient facilities, four of which are located in Canada and two in Europe. In addition, where it makes business sense, the Company outsources the manufacturing of certain products. The distribution facilities of the Company are located in North America, Finland and Sweden. An agreement was reached on a new collective bargaining agreement with the union in St-Jean, Canada retroactive to January 2003.

B.       INITIAL PUBLIC OFFERING - THE HOCKEY COMPANY HOLDINGS INC.

         On June 11, 2003, The Hockey Company Holdings Inc. ("THC Holdings " or the "Parent Company") completed an initial public offering (the "Offering") and issued 4,500,000 common shares for proceeds of approximately $47,200 (Cdn$64,140), net of issue fees and expenses of approximately $5,800 (Cdn$7,800). As a result, the Company issued 4,500,000 shares of voting common stock, par value $0.01 per share, to THC Holdings for proceeds of $37,075 (Cdn$50,381). On July 11, 2003, THC Holdings closed on the exercise by the underwriters of their over-allotment option in connection with the initial public offering. The underwriters purchased an additional 429,200 common shares for proceeds of $4,691 (Cdn$6,387), net of issue fees and expenses of approximately $352 (Cdn$481). As a result, the Company also issued 429,200 shares of voting common stock of the Company to THC Holdings for proceeds of $4691(Cdn$6387).

THC Holdings' common shares are listed on the Toronto Stock Exchange under the symbol "HCY".

         On closing of the Offering, the Company entered into a corporate reorganization whereby:

         (i) THC Holdings incorporated Hockey Merger Co. ("Subco") on February 24, 2003, and Subco entered into a merger agreement on April 2, 2003 with the Company. Under the terms of the merger agreement, Subco and the Company merged, and THC Holdings, through Subco, received all of the outstanding voting common stock of the Company, and each existing holder of common stock of the Company received one share of non-voting exchangeable common stock of the Company (the "Exchangeable Shares") for each share of common stock held. Each holder of an Exchangeable Share has the right to exchange one Exchangeable Share for one Common Share of THC Holdings, subject to certain adjustments in the event, among others things, of stock splits or similar events. The delivery of the Common Shares upon exercise of the Put Right is subject to applicable U.S. securities laws and the Common Shares may not be delivered to a U.S. holder until either a registration statement is filed by THC Holdings with the SEC and declared effective by the SEC in order to register the Common Shares or a private placement by THC Holdings is completed in accordance with U.S. securities laws. The merger has been accounted for as a continuity of interest of the Company as a transaction between related parties; and

         (ii) THC Holdings has the right to require the exchange of each outstanding Exchangeable Share for one Common Share, subject to certain adjustments in the event, among other things, of stock splits or similar events, at any time after the earlier of the fifth anniversary date of the closing of the Offering or the date on which 80% of the Exchangeable Shares outstanding on the date of the closing of the Offering have been exchanged; and

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


         (iii) THC Holdings has issued one special voting share for each Exchangeable Share outstanding. Pursuant to a voting and exchange trust agreement, a trustee holds all of the outstanding special voting shares in trust for the benefit of the holders of the Exchangeable Shares. Each holder of an Exchangeable Share is entitled to direct the trustee how to vote one special voting share of THC Holdings. Unless instructed, the trustee may not vote. A special voting share does not carry the right to receive dividends or any other distributions from THC Holdings; and

         (iv) as part of the reorganization referred to above, THC Holdings entered into an agreement with certain principal shareholders pursuant to which certain actions of THC Holdings will require approval of such shareholders. This agreement terminated on September 4, 2003; and

          (v) the existing stock options and common stock purchase warrants outstanding and exercisable for common stock of the Company have been converted to be exercisable for Exchangeable Shares; and

         (vi) after the merger, the authorized capital of the Company is as follows:

         VOTING COMMON STOCK

         After the reorganization, all voting common stock, par value $0.01 per share, of the Company is held by THC Holdings.

         NON-VOTING EXCHANGEABLE COMMON STOCK

         Exchangeable Shares, par value $0.01 per share, rank PARI PASSU with the voting common stock of the Company with respect to dividend rights and have the right to economically equivalent distributions as the voting common stock on liquidation, winding-up or dissolution but rank junior to any series of preferred stock established by the board of directors of the Company. The Exchangeable Shares are non-transferable, except to certain permitted transferees and to THC Holdings in exchange for its Common Shares. The holders of the Exchangeable Shares have the right, at any time, to require THC Holdings to purchase any or all of the Exchangeable Shares registered in the name of such holder (the "Put Right") in exchange for Common Shares, on a one-for-one basis, for each Exchangeable Share presented for purchase, subject to certain adjustments in the event, among other things, of stock splits or similar events. The delivery of the Common Shares upon exercise of the Put Right is subject to applicable U.S. securities laws and the Common Shares may not be delivered until either a registration statement is filed by THC Holdings with the SEC and declared effective by the SEC in order to register the Common Shares or a private placement by THC Holdings is completed in accordance with U.S. securities laws. The holder, upon exercise of the Put Right, will also receive any declared and unpaid dividends on the Exchangeable Shares presented for purchase. The Exchangeable Shares are also subject to a call right (the "Call Right") of THC Holdings at the option of THC Holdings which shall be, no earlier than the fifth anniversary date of the closing of the Offering, unless there are fewer than 20% of the Exchangeable Shares issued as of the date of closing of the Offering outstanding (other than Exchangeable Shares held by the Corporation or any of its affiliates). The Exchangeable Shares have no voting rights other than those rights received under the Voting and Exchange Trust Agreement.

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

                  These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation which includes the reclassification of amortization of deferred financing costs to interest expense on the Consolidated Statement of Operations.

D  ACCOUNTING PRONOUNCEMENTS

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

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


         In July 2002, FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS
INCURRED IN A RESTRUCTURING)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at the time when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs at the date of an entity's commitment to an exit plan in Issue 94-3. The Company has adopted SFAS No.
146 and will apply these rules on exit and disposal activities initiated after December 31, 2002. There were no exit or disposal activities initiated during the nine months ended September 30, 2003.

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

         On April 30, 2003, FASB issued SFAS No. 149, AMENDMENT OF SFAS 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement is intended to result in more consistent reporting of contracts as either freestanding derivative instrument subject to SFAS No. 144 in its entirety or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and hedging relationships designated after September 30, 2003. However, the provisions of SFAS No. 149 that merely represent the codification of previous Derivatives Implementation Group decisions are already effective and should continue to be applied in accordance with their prior respective effective dates. The Company will apply the recommendation of SFAS No. 149 for future contracts and hedging relationships, if any, and believes the impact of this statement will not significantly affect its financial position and results of operations.

         On May 15, 2003, FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created of modified after May 31, 2003 and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the recommendations of SFAS No. 150 for the quarter ending September 30, 2003, and as a result has reclassified the 13% Pay-In-Kind Preferred Stock as liabilities as at December 31, 2002.

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

Changes in the Company's product liability reserve during the period are as follows:

                                                         2002           2003
                                                       -------        -------
Balance, at January 1...................               $   941        $ 1,180
Warranties accrued during the period....                 1,873          1,375
Settlements made during the period......                 (831)        (1,505)
Translation adjustments.................                     7             90
                                                       -------        -------
Balance, at September 30................               $ 1,990        $ 1,140
                                                       -------        -------
                                                       -------        -------

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


2.  INVENTORIES

Inventories consist of:


                                                                December 31, 2002     September 30, 2003
                                                                ----------------------------------------
          Finished products                                            $   33,336             $   44,702
          Work in process                                                   2,188                  2,991
          Raw materials and supplies                                        8,830                 11,115
                                                                ----------------------------------------
                                                                       $   44,354             $   58,808
                                                                ----------------------------------------
                                                                ----------------------------------------

3A.  GOODWILL AND EXCESS RE-ORGANIZATION INTANGIBLE

Goodwill and excess re-organization intangible consist of:

                                                                December 31, 2002     September 30, 2003
                                                                ----------------------------------------
        Goodwill                                                       $   43,522             $   47,851
        Excess re-organization intangible                                  21,826                 21,472
                                                                ----------------------------------------
                                                                       $   65,348             $   69,323
                                                                ----------------------------------------
                                                                ----------------------------------------

Fresh-start reporting requires the Company to report a provision in lieu of income taxes when there is a book taxable income and utilization of a pre-organization net operating loss carry-forward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carry-forward and other deferred tax assets would eliminate the related Federal income tax payable. The current and future year tax benefit related to the carry forward is recorded as a reduction of re-organizational value in excess of amounts allocable to identifiable assets until exhausted and then as a direct increase to paid in capital. The amount of income tax provision which has been used to reduce the re-organizational value in excess of amounts allocable to identifiable assets in the amount of $1,295 has been reflected as a provision in lieu of income taxes in the Company's Consolidated Statement of Operations for the nine months ended September 30, 2003, of which $714 was recorded in the three months ended September 30, 2003.

Realization of deferred assets is dependant on future earnings, the timing and amounts of which are uncertain. Accordingly, the non-current deferred tax assets composed of net operating loss and investment tax credit carry-forwards have been offset by a valuation allowance in the nine months ended September 30, 2002 and 2003. The valuation allowance on the current deferred tax assets decreased by approximately $11,358 and as a result, the Company's effective tax rate has changed from 87% in the nine months ended September 30, 2002 to 36% in the nine months ended September 30, 2003.

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

4.  LONG-TERM DEBT - NORDEA BANK

SECURED LOANS -NORDEA BANK

     The peak borrowings under the GECC agreement were $21.9 and $12.8 million in the nine months ended September 30, 2002 and 2003, respectively.

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

5.  EARNINGS PER SHARE

INCOME (LOSS) PER SHARE FOR THE THREE AND NINE MONTH PERIODS IS AS FOLLOWS:

------------------------------------------------------------------------------------------------------------------------------------
                                           For the Three Months ended                             For the Nine Months ended
------------------------------------------------------------------------------------------------------------------------------------
                                September 30, 2002           September 30, 2003         September 30, 2002        September 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
                             Basic       Diluted         Basic        Diluted      Basic       Diluted        Basic        Diluted
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)
attributable to common
stockholders                $ 2,759      $ 2,759        $ 7,885       $ 7,885    $ (1,218)    $ (1,218)      $ 12,671     $ 12,671
------------------------------------------------------------------------------------------------------------------------------------
Weighted average common and
common equivalent shares
outstanding:
------------------------------------------------------------------------------------------------------------------------------------
Common stock, voting
and non-voting            7,040,523    7,040,523     11,918,406    11,918,406    6,860,532    6,860,532     8,997,538    8,997,538
------------------------------------------------------------------------------------------------------------------------------------
   Common equivalent
          shares (a)        158,891      158,891        158,998       380,850      338,616      338,616       158,998      380,850
------------------------------------------------------------------------------------------------------------------------------------
Total weighted average
common and common
equivalent shares
outstanding               7,199,414    7,199,414     12,077,404    12,299,256    7,199,148    7,199,148     9,156,536    9,378,388
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per                                                                          $            $
common share (b)            $  0.38      $  0.38        $  0.65       $  0.64       (0.17)       (0.17)       $  1.38      $  1.35
------------------------------------------------------------------------------------------------------------------------------------


(a) Common equivalent shares include warrants and stock options issuable for little or no cash consideration.

(b) Other warrants and stock options are considered in diluted earnings per share when dilutive. For the three and nine months ended September 30, 2002, the Company used the average book value of its common stock in calculating the common equivalent shares as required by statement of Financial Accounting Standards No. 128 due to the fact that the Company's stock had extremely limited trading volume during the period. For the three and nine months ended September 30, 2003, the Company used the average market price of its Parent Company's common stock during the period to value its common stock.

(c) Options to purchase 376,110 Common Stock, Non Voting and 1,322,222 Common Stock, Voting were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options' and warrants' exercise price was greater than the average fair value of the common stock.

6.     STOCK OPTIONS

         In 2003, prior to the corporate reorganization as described in Note 1B, 30,000 additional stock options exercisable for the Company's Common Stock, voting were granted to employees at an average exercise price of $8.50 per share and 15,000 stock options were forfeited. Subsequent to the corporate reorganization as described in note 1B, all outstanding stock options of the Company were converted to be exercisable for the Company's Common Stock, non-voting.

         Subsequent to the corporate reorganization, 15,000 stock options of the Parent Company were granted to employees of the Company at an average exercise price of $8.50 per share. The Company applies APB Opinion No. 25 and related Interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation, including stock options granted by the Parent Company. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.9%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 0.8; and a weighted-average expected life of the option of 8.2 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):


                                                                     --------------------------------------------------------------
                                                                      For the Three Months ended        For the Nine Months ended
                                                                     --------------------------------------------------------------
                                                                     September 30,   September 30,    September 30,   September 30,
                                                                     2002                     2003            2002            2003
                                                                     --------------------------------------------------------------
Net income, as reported                                              $      3,382       $    7,885         $    681      $  14,666

DEDUCT:  Total  stock-based   employee   compensation  expense
determined  under fair value based method for all awards,  net
of related tax effects                                                         85               84              223            249
                                                                     --------------------------------------------------------------
Pro forma net income                                                  $     3,297       $    7,801         $    458      $  14,417
                                                                     --------------------------------------------------------------
Pro forma net income (loss) attributable to common
stockholders                                                          $     2,674       $    7,801       $  (1,441)      $  12,422
                                                                     --------------------------------------------------------------
Income (loss) per share:

Basic, as reported                                                     $     0.38        $    0.65        $  (0.17)       $   1.38

Basic, pro forma                                                       $     0.37        $    0.65        $  (0.20)       $   1.36

Diluted, as reported                                                   $     0.38        $    0.64        $  (0.17)       $   1.35

Diluted, pro forma                                                     $     0.37        $    0.63        $  (0.20)       $   1.32


         The impact of SFAS No. 123 may not be representative of the effect on income in the future years because options vest over several years and additional option grants may be made each year.

7.  CONTINGENCIES

         The Company is currently undergoing an audit by the Canada Customs and Revenue agency for its 1996 to 2001 taxation years, which includes transfer pricing and other matters. It is not possible at this time to determine the amount of the liability that may arise as a result of this audit and the actual assessment may differ significantly from management's current estimate.

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

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

        The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profit. Segment assets only include inventory, goodwill and excess reorganizational value and intangible - prepaid NHL royalty.

INFORMATION ABOUT SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

2002


                                             Equipment                       Apparel                     Segment Total
                                    -------------------------------------------------------------------------------------------
                                       For the       For the         For the        For the         For the        For the
                                        Three          Nine           Three           Nine           Three           Nine
                                    Months ended   Months ended   Months ended    Months ended   Months ended   Months ended
                                      Sept. 30       Sept. 30,      Sept. 30,       Sept. 30,      Sept. 30,      Sept. 30,
                                        2002            2002           2002            2002           2002          2002
                                    -------------------------------------------------------------------------------------------
Net sales                                $ 49,166      $ 105,439        $ 23,530      $  45,985      $  72,696       $ 151,424
Gross profit                               19,976         44,350          11,951         22,734         31,927          67,084

Inventory                                  31,190         31,190          21,043         21,043         52,233          52,233

Goodwill and excess
reorganizational intangible                58,891         58,891           7,674          7,674         66,565          66,565




2003

                                             Equipment                       Apparel                     Segment Total
                                    -------------------------------------------------------------------------------------------
                                       For the       For the         For the        For the         For the        For the
                                        Three          Nine           Three           Nine           Three           Nine
                                    Months ended   Months ended   Months ended    Months ended   Months ended   Months ended
                                      Sept. 30       Sept. 30,      Sept. 30,       Sept. 30,      Sept. 30,      Sept. 30,
                                        2003            2003           2003            2003           2003          2003
                                    -------------------------------------------------------------------------------------------
Net sales                               $  56,582      $ 125,983        $ 24,537      $  45,244      $  81,119       $ 171,227
Gross profit                               23,494         54,323          12,258         22,559         35,752          76,882

Inventory                                  37,042         37,042          21,766         21,766         58,808          58,808

Goodwill and excess
re-organizational intangible               62,237         62,237           7,086          7,086         69,323          69,323

Intangible - Prepaid NHL Royalty                -              -          30,882         30,882         30,882          30,882

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


SEGMENT ASSETS                                                           DECEMBER 31,     SEPTEMBER 30,
                                                                             2002             2003
--------------------------------------------------------------------------------------------------------
Total assets for reportable segments...............................       $  109,702         $  159,013
Unallocated amounts:
  Cash.............................................................           19,484              8,650
  Account receivable...............................................           56,986             91,439
  Prepaid expenses and other receivables...........................            4,802              3,650
  Deferred income taxes............................................            8,080              7,665
  Property, plant and equipment, net...............................           15,318             14,784
  Other assets, net................................................            8,581              7,915
                                                                          ----------         -----------
TOTAL ASSETS.......................................................       $  222,953         $  293,116
                                                                          ----------         -----------
                                                                          ----------         -----------


RECONCILIATION OF SEGMENT PROFIT OR LOSS

                                                    ---------------------------------------------------------------------------
                                                                 For the Three                          For the Nine
                                                                 Months ended                           Months ended
                                                    ---------------------------------------------------------------------------
                                                          Sept. 30, 2002     Sept. 30, 2003    Sept. 30, 2002     Sept. 30, 2003
                                                    --------------------- ------------------ ----------------- ------------------
Gross profit                                                  $   31,927         $   35,752         $  67,084          $  76,882


Unallocated amounts:

   Selling, general and administrative expenses                   17,104             19,894            46,589             52,873
   Other (income) expense, net                                       269                 53               198            (1,550)
   Interest expense                                                4,355              4,336            11,436             12,516
   Foreign exchange loss (gain)                                    2,443            (1,296)               173            (9,710)
   Loss on early extinguishment of debt                                -                  -             3,265                  -
                                                    --------------------- ------------------ ----------------- ------------------
Income before income taxes                                      $  7,756          $  12,765         $   5,423         $   22,753
                                                    --------------------- ------------------ ----------------- ------------------
                                                    --------------------- ------------------ ----------------- ------------------


9.      RESTRUCTURING AND UNUSUAL CHARGES

         In October 2002, the Company decided to close three of its North American manufacturing units effective December 2002 in order to reduce excess capacity and achieve greater operating efficiencies. Approximately 160 employees were affected by this decision, of which approximately 50 are from the apparel segment. Accordingly, the Company set up a restructuring reserve of approximately $2,100, of which approximately $1,300 was to cover the cost of severance packages to affected employees, with the remainder representing other closure costs. There were no balances outstanding as at September 30, 2003 (December 31, 2002 - $900).

10.      ACQUISITION

         On August 21, 2003, the Company, through its wholly-owned subsidiary Sport Maska Inc., acquired all of the issued and outstanding shares of Roger Edwards Sport Ltd. for a cash consideration of $1,071 (Cdn$1,500) (of which $71 (Cdn$100) is included in accounts payable as at September 30, 2003) and an annual cash earn-out based on results of the division over the period of January 1, 2004 to December 31, 2006. The cumulative earn-out is not to exceed $1,071 (Cdn$1,500).. The acquisition was accounted for using the purchase method and the excess of purchase price over net book value as at September 30, 2003 amounted to $800 (Cdn$1,120). The results of Roger Edwards Sport Ltd.'s operations have been included in the Company's consolidated financial statements since that date.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


11.      FOREIGN CURRENCY

         The movement in the accumulated other comprehensive (loss) income of $7,766, reported as a component of the stockholders' equity is explained by the appreciation of the Canadian Dollar ("CAD"), Swedish krona ("SEK") and Euro ("EUR") in 2003. The exchange rate was 1.355 CAD for 1 USD, 7.80 SEK for 1 USD and 0.871 EUR for 1 USD as at September 30, 2003 and 1.579 CAD for 1 USD, 8.69 SEK for 1 USD and 0.95 EUR for 1 USD as at December 31, 2002.

12.     SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

         THC's and Sport Maska Inc.'s payment obligations under the $125,000 11 1/4% Senior Secured Note Units due 2009 ("Units') issued on April 3, 2002 are guaranteed by certain subsidiaries of the Company and Sport Maska Inc.'s wholly-owned subsidiaries (the "Other Guarantors"), excluding the Finnish subsidiaries, and a pledge of the stock of the first-tier Finnish subsidiary. Such guarantees are full, unconditional and joint and several. The security interest in the assets of the Company's Swedish subsidiaries (other than intellectual property) is limited to $15,000. Under the Company's revolving credit facilities, both Sport Maska Inc. and Maska U.S., Inc. are restricted from paying dividends on the common and preferred stock. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations and statements of cash flows information for THC, Sport Maska Inc., the Other Guarantors and for the Company's other subsidiaries (the "Non-Guarantor Subsidiaries"), which have been included in the elimination column. The supplemental financial information reflects the investments of THC, Sport Maska Inc. and the Other Guarantors in the Other Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information also reflects pushdown of the Company's loan with Caisse and its replacement with the Units.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



AS AT SEPTEMBER 30, 2003                          The Hockey    Sport Maska Inc.    Guarantors         Other/            TOTAL
                                                    Company                                         Eliminations
                                                ------------------------------------------------------------------------------------
ASSETS

     Cash and cash equivalents                         $      1         $       -     $    2,925        $      5,724     $    8,650
     Accounts receivable, net                                 -            39,776         46,989               4,674         91,439
     Inventories                                              -            43,509         14,854                 445         58,808
     Prepaid expenses and other receivables                   -             2,178          1,345                 127          3,650
     Deferred Income taxes                                  420               541          6,704                   -          7,665
     Intercompany accounts                               93,236            27,664          1,979           (122,879)              -
                                                ------------------------------------------------------------------------------------
Total current assets                                     93,657           113,668         74,796           (111,909)        170,212
Property, plant and equipment, net of
     accumulated depreciation                                 -            11,256          1,860               1,668         14,784
Intangible and other assets                                   -            29,892         21,253              18,178         69,323
Intangible - Prepaid NHL Royalty                              -             9,256         21,626                   -         30,882
Other assets                                              2,096             2,093         20,643            (16,917)          7,915
Investments in subsidiaries                              66,445                 -         41,123           (107,568)              -
Intercompany accounts                                    11,092                 -         25,000            (36,092)              -
                                                ------------------------------------------------------------------------------------
     Total assets                                   $   173,290      $    166,165    $   206,301      $    (252,640)    $   293,116
                                                ------------------------------------------------------------------------------------
                                                ------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Short term borrowings                            $       -       $     1,680     $    4,678         $         -     $    6,358
     Accounts payable and accrued liabilities             3,241            15,690          9,927               2,023         30,881
     Income taxes payable                                     -             6,102          1,169                 410          7,681
     Intercompany accounts                                1,123            12,728        115,221           (129,072)              -
                                                ------------------------------------------------------------------------------------
     Total current liabilities                            4,364            36,200        130,995           (126,639)         44,920
Long-term debt                                           36,913            61,913         25,061                   -        123,887
Loan payable to Parent company                                -            10,000              -                   -         10,000
Deferred income taxes and other long-term
     liabilities                                              -             4,005          1,617             (2,462)          3,160
Intercompany accounts                                    25,000                 -         11,092            (36,092)              -
                                                ------------------------------------------------------------------------------------
     Total liabilities                                   66,277           112,118        168,765           (165,193)        181,967
                                                ------------------------------------------------------------------------------------

Stockholders' equity
Common stock, par value $0.01 per share                      45            39,190          5,129            (44,319)             45
Common stock, non voting                                     70                                                                  70
Common stock purchase warrants                            1,665                 -              -                   -          1,665
Additional paid in cap-common stock                      69,965                 -         19,344            (19,344)         69,965
Additional paid in cap - exchangeable shares             42,456                 -         15,209            (15,209)         42,456
Retained earnings (Deficit)                             (7,630)            14,439        (4,120)            (10,319)        (7,630)
Accumulated other comprehensive income                      442               418          1,974               1,744          4,578
                                                ------------------------------------------------------------------------------------
     Total stockholders' equity                         107,013            54,047         37,536            (87,447)        111,149
                                                ------------------------------------------------------------------------------------
Total liabilities and stockholders' equity            $ 173,290         $ 166,165      $ 206,301         $ (252,640)      $ 293,116
                                                ------------------------------------------------------------------------------------
                                                ------------------------------------------------------------------------------------

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                ------------------------------------------------------------------------------------
                                                  The Hockey    Sport Maska Inc.    Guarantors         Other/            TOTAL
                                                    Company                                         Eliminations
                                                ------------------------------------------------------------------------------------
AS AT DECEMBER 31, 2002
ASSETS

     Cash and cash equivalents                        $       -        $    4,002     $    7,066          $    8,416    $    19,484
     Accounts receivable, net                                 -            20,320         35,661               1,005         56,986
     Inventories                                              -            32,972          9,341               2,041         44,354
     Prepaid expenses and other receivables                 811             2,113          1,676                 202          4,802
     Income taxes receivables                               420               464          7,196                   -          8,080
     Intercompany accounts                               78,377            18,534          7,799           (104,710)              -
                                                ------------------------------------------------------------------------------------
Total current assets                                     79,608            78,405         68,739            (93,046)        133,706
Property, plant and equipment, net of
     accumulated depreciation                                 -            11,338          2,009               1,971         15,318
Intangible and other assets                               2,056            27,285         43,617                 971         73,929
Investments in subsidiaries                              43,905                 -         38,334            (82,239)              -
Intercompany accounts                                    11,092                 -         25,000            (36,092)              -
                                                ------------------------------------------------------------------------------------
     Total assets                                   $   136,661       $   117,028    $   177,699        $  (208,435)    $   222,953
                                                ------------------------------------------------------------------------------------
                                                ------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Accounts payable and accrued liabilities        $    2,191       $    11,423      $   8,873          $    1,352     $   23,839
     Income taxes payable                                     -             3,234          1,217                 374          4,825
     Current portion of long term debt                        -                 -            288                   -            288
     Intercompany accounts                                  932             9,421         97,619           (107,972)              -
                                                ------------------------------------------------------------------------------------
     Total current liabilities                            3,123            24,078        107,997           (106,246)         28,952
Long-term debt  and 13% Pay-in-Kind Preferred
     Stock                                               48,548            61,833         25,200                   -        135,581
Deferred income taxes and other long-term
     liabilities                                          8,155             2,130          1,508             (1,582)         10,211
Intercompany accounts                                    25,000                 -         11,092            (36,092)              -
                                                ------------------------------------------------------------------------------------
     Total liabilities                                   84,826            88,041        145,797           (143,920)        174,744
                                                ------------------------------------------------------------------------------------

Stockholders' equity
Common stock, par value $0.01 per share                      70            29,522          4,976            (34,498)             70
Common stock purchase warrants                            1,665                 -              -                   -          1,665
Additional paid-in capital                               69,965                 -         19,344            (19,344)         69,965
Retained earnings (Deficit)                            (20,303)               135          6,912             (7,047)       (20,303)
Accumulated other comprehensive income (loss)               438             (670)            670             (3,626)        (3,188)
                                                ------------------------------------------------------------------------------------
     Total stockholders' equity                          51,835            28,987         31,902            (64,515)         48,209
                                                ------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity     $   136,661       $   117,028    $   177,699       $   (208,435)    $   222,953
                                                ------------------------------------------------------------------------------------
                                                ------------------------------------------------------------------------------------

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                  The Hockey    Sport Maska Inc.    Guarantors         Other/            TOTAL
FOR THE NINE MONTHS ENDED                           Company                                         Eliminations
SEPTEMBER 30, 2003
                                                ------------------------------------------------------------------------------------
Net sales                                              $      -      $    103,059     $   98,208       $    (30,040)    $   171,227

Cost of goods sold                                            -            64,984         64,911            (35,550)         94,345
                                                ------------------------------------------------------------------------------------
       Gross profit                                           -            38,075         33,297               5,510         76,882

Selling, general and administrative expenses                 19            22,871         27,038               2,945         52,873
                                                ------------------------------------------------------------------------------------
       Operating income (loss)                             (19)            15,204          6,259               2,565         24,009
Other (income) expense, net [1]                        (16,406)             (773)        (3,687)              19,316        (1,550)
Interest expense                                          1,561             6,610          4,536               (191)         12,516
Foreign exchange (gain) loss                                160           (9,928)             58                   -        (9,710)
                                                ------------------------------------------------------------------------------------
Income (loss) before income taxes                        14,666            19,295          5,352            (16,560)         22,753
Income taxes                                                  -             4,993          2,582                 512          8,087
                                                ------------------------------------------------------------------------------------
Net income (loss)                                   $    14,666      $     14,302     $    2,770       $    (17,072)     $   14,666
                                                ------------------------------------------------------------------------------------
                                                ------------------------------------------------------------------------------------


[1] Other (income) expense, net for The Hockey Company and Other Guarantors includes equity in net income of subsidiaries of $15,734 and $3,585, respectively.



FOR THE 3 MONTHS ENDED                            The Hockey    Sport Maska Inc.    Guarantors          Other/            TOTAL
 SEPTEMBER 30, 2003                                 Company                                          Eliminations
Net sales                                              $      -        $   47,755      $   45,877       $   (12,513)      $   81,119

Cost of goods sold                                            -            29,542          31,607           (15,782)          45,367
                                                ------------------------------------------------------------------------------------
       Gross profit                                           -            18,213          14,270              3,269          35,752

Selling, general and administrative expenses                  4             8,029          10,840              1,021          19,894
                                                ------------------------------------------------------------------------------------
       Operating income (loss)                              (4)            10,184           3,430              2,248          15,858
Other (income) expense, net [1]                         (8,498)                 3         (1,897)             10,445              53
Interest expense                                            467             2,403           1,584              (118)           4,336
Foreign exchange (gain) loss                                142           (1,438)               -                  -         (1,296)
                                                ------------------------------------------------------------------------------------
Income (loss) before income taxes                         7,885             9,216           3,743            (8,079)          12,765
Income taxes                                                  -             2,593           1,698                589           4,880
                                                ------------------------------------------------------------------------------------
Net income (loss)                                    $    7,885       $     6,623      $    2,045       $    (8,668)      $    7,885
                                                ------------------------------------------------------------------------------------
                                                ------------------------------------------------------------------------------------


[1] Other (income) expense, net for The Hockey Company and Other Guarantors includes equity in net income of subsidiaries of $10,746 and $1,945, respectively.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


NINE MONTHS ENDED                    The Hockey     Sport Maska Inc.     Guarantors         Other/            TOTAL
SEPTEMBER 30, 2002                     Company                                           Eliminations
                                  ----------------------------------------------------------------------------------------
Net sales                                 $       -       $    80,529      $    92,869      $   (21,974)     $    151,424
Cost of goods                                     -            53,937           57,705          (27,302)           84,340
                                  ----------------------------------------------------------------------------------------
       Gross profit                               -            26,592           35,164             5,328           67,084
Selling, general and
    administrative expenses                      29            19,522           24,782             2,256           46,589
                                  ----------------------------------------------------------------------------------------
       Operating income (loss)                 (29)             7,070           10,382             3,072           20,495
Other (income) expense, net [1]             (4,546)              (56)          (2,225)             7,025              198
Interest expense                              2,975             5,596            2,865                 -           11,436
Foreign exchange gain                             -               171                -                 2              173
Loss on early extinguishment of
   debt                                         861             1,486              918                 -            3,265
                                  ----------------------------------------------------------------------------------------
Income (loss) before income
   taxes                                        681             (127)            8,824           (3,955)            5,423
Income taxes                                      -               181            3,769               792            4,742
                                  ----------------------------------------------------------------------------------------
Net income (loss)                          $    681       $     (308)      $     5,055      $    (4,747)       $      681
                                  ----------------------------------------------------------------------------------------
                                  ----------------------------------------------------------------------------------------


     [1] Other expense, net for The Hockey Company and Other Guarantors includes equity in net income of subsidiaries of $4547 and $2,453 respectively.



THREE MONTHS ENDED                   The Hockey     Sport Maska Inc.     Guarantors         Other/            TOTAL
SEPTEMBER 30, 2002                     Company                                           Eliminations
                                  ----------------------------------------------------------------------------------------
Net sales                                 $       -       $    38,423      $    44,055      $    (9,782)      $    72,696
Cost of goods                                     -            26,118           26,907          (12,256)           40,769
                                  ----------------------------------------------------------------------------------------
       Gross profit                               -            12,305           17,148             2,474           31,927
Selling, general and
    administrative expenses                       4             7,421            9,124               555           17,104
                                  ----------------------------------------------------------------------------------------
       Operating income (loss)                  (4)             4,884            8,024             1,919           14,823
Other (income) expense, net [1]             (4,533)               148          (1,179)             5,832              268
Interest expense                              1,147             2,180            1,035               (6)            4,356
Foreign exchange gain                             -             2,441                -                 2            2,443
Loss on early extinguishment of
           debt                                   -                 -                -                 -                -
                                  ----------------------------------------------------------------------------------------
Income before income taxes                    3,382               115            8,168           (3,909)            7,756
Income taxes                                      -                86            3,869               419            4,374
                                  ----------------------------------------------------------------------------------------
Net income (loss)                       $     3,382          $     29      $     4,299      $    (4,328)      $     3,382
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

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



FOR THE NINE MONTHS ENDED                             The Hockey Company    Sport Maska Inc.    Guarantors     Other/       TOTAL
SEPTEMBER 30, 2003                                                                                          Eliminations
                                                     -------------------------------------------------------------------------------

 OPERATING ACTIVITIES:

 NET CASH PROVIDED BY (USED FOR) OPERATING
ACTIVITIES                                                 $      (32,670)       $     (9,508)     $  2,183    $   25,273  $(14,722)
                                                     -------------------------------------------------------------------------------

 INVESTING ACTIVITIES:

Prepayment of intangibles-NHL Royalty                                    -            (10,136)     (21,080)             -   (31,216)
 Purchases of property, plant & equipment                                -             (1,317)            9          (19)    (1,327)
Proceeds from disposal of property, plant and
equipment and deferred expenses                                          -               1,565        (171)             -      1,394
                                                     -------------------------------------------------------------------------------
 NET CASH USED FOR INVESTING ACTIVITIES                                  -             (9,888)     (21,242)          (19)   (31,149)
                                                     -------------------------------------------------------------------------------

FINANCING ACTIVITIES:

Deferred financing costs                                             (327)                 174        (134)             -      (287)
Net change in short-term borrowings                                      -               1,285        4,429             -      5,714
Principal payments on debt                                               -                   -        (452)             -      (452)
Proceeds from long-term debt                                             -                   -            -             -          -
Loan payable to Parent Company                                           -              10,000            -             -     10,000
Increase in pain-in capital from the parent company                 41,721                   -       15,209      (15,209)     41,721
Issuance of common stock                                                45               4,691            -       (4,691)         45
Redemption of PIK including accrued dividends                      (8,768)                   -      (4,370)       (8,728)   (21,866)
                                                     -------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) FINANCING
ACTIVITIES                                                          32,671              16,150       14,682      (28,628)     34,875
                                                     -------------------------------------------------------------------------------

 Effects of foreign exchange rate changes on cash                        -               (754)          236           680        162
                                                     -------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                  1             (4,000)      (4,141)       (2,694)   (10,834)
 Cash & cash equivalents at beginning of period                          -               4,000        7,066         8,418     19,484
                                                     -------------------------------------------------------------------------------
 Cash & cash equivalents at end of period                     $          1         $         -    $   2,925     $   5,724    $ 8,650
                                                     -------------------------------------------------------------------------------
                                                     -------------------------------------------------------------------------------



                                                     -------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED                             The Hockey Company    Sport Maska Inc.    Guarantors     Other/       TOTAL
SEPTEMBER 30, 2002                                                                                          Eliminations
                                                     -------------------------------------------------------------------------------
OPERATING ACTIVITIES:

 NET CASH PROVIDED BY (USED FOR) OPERATING
ACTIVITIES                                                    $          3      $     (16,111)   $ (16,605)     $   (536)  $(33,249)
                                                     -------------------------------------------------------------------------------

 INVESTING ACTIVITIES:

 Purchases of property, plant & equipment                                -               (874)         (60)          (50)      (984)
 Proceeds from disposal of property, plant &
equipment                                                                -                 330            -            12        342
                                                     -------------------------------------------------------------------------------
 NET CASH USED FOR INVESTING ACTIVITIES                                  -               (544)         (60)          (38)      (642)
                                                     -------------------------------------------------------------------------------

 FINANCING ACTIVITIES:

Deferred financing costs                                           (3,682)             (2,787)      (1,546)         2,465    (5,550)
Net change in short-term borrowings                                      -              18,335       18,226             -     36,561
Principal payments on debt                                               -                   -        (184)             -      (184)
Proceeds from long-term debt                                           229                 191            -             -        420
Issuance of warrants                                                 3,450                   -            -             -      3,450
                                                     -------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR) FINANCING
ACTIVITIES                                                             (3)              15,739       16,496         2,465     34,697
                                                     -------------------------------------------------------------------------------

 Effects of foreign exchange rate changes on cash                        -                 (9)         (80)            13       (76)
                                                     -------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                  -               (925)        (249)         1,904        730
 Cash & cash equivalents at beginning of period                          -                 925          517           981      2,423
                                                     -------------------------------------------------------------------------------
 Cash & cash equivalents at end of period                     $          -         $         -      $   268     $   2,885    $ 3,153
                                                     -------------------------------------------------------------------------------
                                                     -------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

                  We can trace our origins to September 1899, when the Canada Cycle and Motor Company (CCM) were formed as a manufacturer of bicycles and motorcars. In 1905, CCM began marketing ice hockey skates for a sport barely 30 years old at that time and in 1937 acquired the Tackaberry (later Tacks) trade name. In 1983, CCM was amalgamated with Sport Maska Inc., a manufacturer of hockey jerseys for the NHL since 1967. In April 1997, WS Acquisition LLC, an affiliate of Wellspring Capital Management LLC, acquired a controlling interest. In November 1998, we acquired Sports Holdings Corp., Europe's largest manufacturer of ice, roller and street hockey equipment and their JOFA, KOHO, Canadien, Heaton and Titan brands. As a result, we are now the world's largest marketer, designer and manufacturer of hockey equipment and related apparel. On June 11, 2003 we became a subsidiary of The Hockey Company Holdings Inc., a Canadian public corporation. Our business is seasonal. The seasonality of our business affects net sales and borrowings under our credit agreements. Traditional quarterly fluctuations in our business may vary in the future depending upon, among other things, changes in order cycles and product mix.

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

                                                                                     (in thousands)
                                                         -----------------------------------------------------------------------
                                                                  For the Three                        For the Nine
                                                                   Months ended                        Months ended
                                                         -----------------------------------------------------------------------
                                                          September 30,    September 30,   September 30, 2002    September 30,
                                                              2002             2003                                  2003
                                                         -----------------------------------------------------------------------
   Operating income                                           $   14,823       $   15,858          $   20,495         $   24,009
   Depreciation and amortization                                     946            1,034               2,801              3,047
   Capital taxes                                                      80              176                 371                537
   Other income (expenses), net                                    (269)             (45)        (198)                     1,029
   Gain (loss) on sales of property, plant and
     equipment                                                         -              (8)                   -                521
   Foreign exchange gain (loss)                                  (2,443)            1,296               (173)              9,710
                                                         -----------------------------------------------------------------------
   EBITDA                                                      $  13,137         $ 18,311           $  23,296          $  38,853
                                                         -----------------------------------------------------------------------
                                                         -----------------------------------------------------------------------

Under the terms of The Hockey Company's short and long-term debt agreements, restructuring and other unusual or non-recurring items would be added back to EBITDA.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

2003 COMPARED TO 2002

         Net sales for the nine months ended September 30, 2003 were $171.2 million, an increase of 13.1%, or $19.8 million, as compared to $151.4 million in the nine months ended September 30, 2002. For the three months ended September 30, 2003, net sales increased 11.6% or $8.4 million to $81.1 million, as compared to $72.7 million for the same period last year. Management is very pleased with the reaction in 2003 to the Company's new product offerings and in particular with the success of its new Pro Tacks ice skates and Vector one-piece composite hockey sticks. These, as well as the overall selection of products, are enabling the Company to maintain its overall leadership position in the industry and improve market share in specific categories. The trends evident in the first half of the year continued into the third quarter, with growth in the equipment business of 15% being the main revenue driver. Apparel sales in the third quarter grew about 4% compared with a year ago, and on a year to date basis are at about the same level as the prior year, having been impacted in the first half of the year by the small market teams making the playoffs and negatively affecting sales of replica jerseys. Geographically, Canada and Europe continue to demonstrate strength while the United States economy provides greater challenge. Foreign exchange rate fluctuations play a part in the reported results. Sales for nine months have been positively impacted by approximately $14 million compared with a year ago on a constant dollar basis. Similarly, operating and other expenses are negatively impacted, mitigating the overall impact on the Company's reported earnings. While the Company reports in U.S. dollars, it has significant exposure to the Canadian dollar, the Euro and the Swedish krona.

         Gross profit for the nine months ended September 30, 2003 grew by $9.8 million or 14.6% to $76.9 million or 44.9% of sales compared with $67.1 million or 44.3% of sales for the nine months ended September 30, 2002. Gross profit for the three months ended September 30, 2003 grew by $3.9 million or 12.2% to $35.8 million or 44.1% of sales compared with $31.9 million or 43.9% of sales in the third quarter of 2002.

          In the nine months ended September 30, 2003, selling, general and administrative expenses were constant as a percentage of sales with 2002. In dollar terms, there was a 13.5% or $6.3 million increase to $52.9 million in 2003 from $46.6 million in 2002. For the three months ended September 30, 2003, selling, general and administrative expenses increased by $2.8 million or 16.4% to $19.9 million compared to $17.1 million for the same period last year. The principle reason for the increase in the third quarter and year to date, other than direct variable expenses, is movement in exchange rates.

         Operating income for the nine months ended September 30, 2003 grew by $3.5 million or 17.1% to $24.0 million compared to $20.5 million in the nine months ended September 30, 2002. For the three months ended September 30, 2003, operating income grew approximately 7% to $15.9 million compared to $14.8 million in the third quarter of 2002.

         Other income of $1.6 million consists primarily of $0.5 million related to the gain on sale of our Drummondville manufacturing facility which had become redundant and closed in December 2002 and $0.7 million related to a reversal of an excess provision set up in prior years for Chapter 11 costs.

         As a result of the above, EBITDA for the nine months ended September 30, 2003 increased by $15.6 million to $38.9 million compared to $23.3 million in the first nine months of 2002. Included in the increase was $9.7 million resulting from the foreign exchange translation of the 50% portion of U.S. dollar denominated long-term debt held by our Canadian subsidiary. For the three months ended September 30, 2003, EBITDA grew by $5.2 million to $18.3 million compared to $13.1 million in the third quarter of 2002. Of the increase in the third quarter, $2.5 million resulted from the foreign exchange translation of the 50% portion of U.S. dollar denominated long-term debt held by our Canadian subsidiary. The actual gain on exchange relating to the long-term debt recorded for the three months ended September 30, 2003 was $0.2 million compared with a $2.3 million loss for the same period in 2002.

         Interest expense including amortization of deferred financing costs ($1.0 million and $1.2 million in the nine months ended September 30, 2003 and 2002, respectively) increased to $12.5 million in the nine months ended September 30, 2003 compared to $11.4 million in the first nine months of 2002. For the three months ended September 30, 2003 interest expense including amortization of deferred financing costs ($0.3 million in each of the three months ended September 30, 2003 and 2002) remained constant at $4.3 million compared to $4.4 million in the same period of 2002.

         The loss on early extinguishment of debt of $3.3 million in 2002 consists of the write-off of deferred financing costs as a result of the extinguishment of the Caisse de depot et placement du Quebec ("Caisse") loan in April 2002.

         Income before income taxes was $22.8 million in the nine months ended September 30, 2003 compared to $5.4 million for the first nine months of 2002. For the three months ended September 30, 2003, income before income taxes was $12.8 million compared to $7.8 million in the third quarter of 2002.

          As a result of the above, net income for the nine months ended September 30, 2003 increased by $14.0 million to $14.7 million compared to $0.7 million for the nine months ended September 30, 2002. For the three months ended September 30, 2003, net income was $7.9 million compared to $3.4 million in the third quarter in 2002.

         Net income attributable to common stockholders for the nine months ended September 30, 2003 was $12.7 million compared to a net loss of $1.2 million for the corresponding period in 2002. For the three months ended September 30, 2003, net income attributable to common stockholders was $7.9 million compared to $2.8 million for the corresponding period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         On June 11, 2003, The Hockey Company Holdings Inc. (the "Corporation") completed its initial public offering for the issue of 4,500,000 common shares (the "Offering") for proceeds of $47.2 million (Cdn$64.1 million), net of issue fees and expenses of approximately $5.8 million (Cdn$7.8 million). On July 11, 2003, the underwriters exercised their over-allotment option, which resulted in the issuance of an additional 429,200 common shares for proceeds of $4.6 million (Cdn$6.4 million), net of issue fees and expenses of $0.4 million (Cdn$0.5 million). The Corporation participated in a reorganization with us whereby the Corporation, which had incorporated Hockey Merger Co. ("Subco") on February 24, 2003, and Subco entered into a merger agreement on April 2, 2003 with us and whereby Subco merged into us and the Corporation received all of our outstanding voting common stock. Each existing holder of common stock received one share of our non-voting exchangeable common stock (the "Exchangeable Shares") for each share of common stock held. Each holder of an Exchangeable Share has the right to exchange one Exchangeable Share for one common share of the Corporation, subject to certain adjustments in the event, among others things, of stock splits or similar events. The delivery of the common shares upon exercise of the Put Right shall be subject to applicable U.S. securities laws and the common shares may not be delivered to a U.S. holder until either a registration statement is filed by the Corporation with the SEC and declared effective by the SEC in order to register the common shares or a private placement by the Corporation is completed in accordance with U.S. securities laws. We have accounted for the merger as a continuity of The Hockey Company as a transaction between related parties and, accordingly, the consolidated financial statements of the Corporation will be prepared using the historical cost basis as though both the Corporation and The Hockey Company had been combined since inception.

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

         In addition to the above, our anticipated financing requirements for short-term working capital and long-term growth, future capital expenditures and debt service are expected to be met through cash generated from our operations and borrowings under our credit facilities. Effective November 19, 1998, one of our U.S. subsidiaries, Maska U.S., Inc., as the borrower, and the credit parties named therein entered into a credit agreement with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender for a period of three years. Simultaneously, one of our Canadian subsidiaries, Sport Maska Inc., as the borrower, and the credit parties named therein entered into a credit agreement with the lenders referred to therein and General Electric Capital Canada Inc., as Agent and Lender for a period of three years (together with General Electric Capital Corporation, "GECC"). The GECC credit agreements are collateralized by all accounts receivable, inventories and related assets of the borrowers and our other North American subsidiaries, and are further collateralized by a second lien on all of our and our North American subsidiaries' other tangible and intangible assets. The GECC credit agreements were further extended and amended on October 17, 2002 for a period of three years in connection with the issuance of the Units (as described below) to reflect the repayment of the Caisse term loans and to maximize the amount of loans and letters of credit under the two credit agreements to $35.0 million and $7.0 million, respectively. Under the terms of the Notes such indebtedness cannot exceed $35.0 million and must be repaid in full at least once a year. Total borrowings under the GECC credit agreements as at December 31, 2002 and September 30, 2003 were nil and $5.6 million, respectively, including borrowings under our Jofa facility (as described below) (excluding $5.3 million and $6.5 million of letters of credit outstanding, respectively). We have met the requirement for the annual repayment in full for 2003. The peak borrowings under the GECC credit agreement were $21.9 and $12.8 million in the nine months ended September 30, 2002 and 2003, respectively.

         As at September 30, 2003, borrowings under the U.S. credit agreement bear interest at rates between U.S. prime plus 0.25% to 1.00% or LIBOR plus 1.50% to 2.50% depending on The Hockey Company's Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the Canadian credit agreement bear interest at rates between the Canadian prime rate plus 0.50% to 1.25%, the U.S. prime rate plus 0.25% to 1.00% and the Canadian Bankers' Acceptance rate or LIBOR plus 1.50% to 2.50% depending on The Hockey Company's Operating Cash Flow Ratio, as defined in the agreement. In addition, we are charged a monthly commitment fee at an annual rate of 1/4 to 3/8 of 1% on the unused portion of the revolving credit facilities and certain other fees under the credit agreements.

         The GECC credit agreements contain customary negative and affirmative covenants including those relating to capital expenditures, minimum interest coverage and fixed charges coverage ratio. The GECC credit agreements restrict, among other things, the ability to pay cash dividends.

         On November 19, 1998, in connection with the acquisition of Sports Holdings Corp., we entered into a credit agreement with Caisse de depot et placement du Quebec ("Caisse") to borrow Canadian $135.8 million for a period of two years. The loan was further extended and amended into two facilities on March 14, 2001 (Facility 1--Canadian $90 million due September 30, 2004 and Facility 2--Canadian $45.8 million due October 31, 2002). Each Facility bore interest equal to the Canadian prime rate plus 5% and Facility 2 bore additional interest of 3.5% which was to be capitalized and repaid on the maturity of Facility 2. On March 8, 2002 we acquired an option from the lender to extend the maturity of Facility 2 plus capitalized interest to February 28, 2003. The amended credit agreement was terminated in connection with the issuance of the Units (as described below).

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

         The Company may repurchase the Notes in the open market from time to time.

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

         Jofa AB, our Swedish subsidiary, has entered into a credit agreement with Nordea Bank in Sweden. The maximum amount of loans and letters of credit that may be outstanding under the agreement is SEK 90 million (approximately $11.5 million). The facility is collateralized by the assets of Jofa AB, bears interest at a rate of STIBOR (currently 2.85 %) plus 0.90%, matures on December 31, 2003 and is renewable annually. Total borrowings were nil as at December 31, 2002 and $5.6 million as at September 30, 2003 (excluding $1.6 million and nil letters of credit outstanding, respectively). Management believes that the credit agreement can be renewed or refinanced upon maturity. If this agreement cannot be renewed or financed with Nordea Bank, the Company will seek alternate sources of financing to replace this agreement. In addition, Jofa AB entered into a separate credit agreement with Nordea Bank in May, 2000 to borrow SEK 10 million, or approximately $1.2 million. The loan had a term of four years with annual principal repayments of SEK 2.5 million, or approximately $0.3 million. The loan was secured by a chattel mortgage on the assets of Jofa AB and bore an interest rate of STIBOR plus 1.25%. The balance of this loan was repaid on March 3, 2003.

         Effective July 10, 2001, KHF Finland Oy, our Finnish subsidiary, entered into a credit agreement with Nordea Bank in Finland. The maximum amount of loans and letters of credit that may be outstanding under the agreement is EUR 2.4 million (approximately $2.7 million). The facility bears interest at a rate of EURIBOR (2.11% at September 30, 2003) plus 0.9%. Total borrowings as at December 31, 2002 and September 30, 2003 were nil. Management believes that the credit agreement will be renewed or refinanced upon maturity.

         Cash used in operating activities during the nine months ended September 30, 2003 was $14.7 million compared to $17.0 million in the first nine months of 2002. Net income was $14.7 million in the nine months ended September 30, 2003 compared to $0.7 million in the first nine months of 2002. EBITDA was $38.9 million for the nine months ended September 30, 2003 compared to $23.3 million in the first nine months of 2002. Inventory increased by $14.5 million from December 31, 2002 to September 30, 2003. The build-up is in line with the seasonal nature of our business and allows us to provide timely service to our customers in the fourth quarter. Accounts receivable were higher by $34.5 million from December 31, 2002 consistent with the normal peak in the third quarter. Accounts payable and accrued liabilities are higher mainly due to accrued semi-annual interest on the Units which is payable October 15, 2003. Furthermore, receivables, inventories and payables are all higher compared with December 31, 2002 as a result of foreign exchange rates. Cash used in investing activities during the nine months ended September 30, 2003 was $31.1 million compared to $1.1 million used in the first nine months of 2002, primarily due to the $30.0 million royalty pre-payment under the New ten year NHL License Agreement.

         Cash provided by financing activities during the nine months ended September 30, 2003 was $34.9 million compared to $18.5 million in the first nine months of 2002. In 2003, proceeds from the initial public offering were partially used to finance the repurchase of the 13% Pay-In-Kind Preferred Stock, whereas, in 2002 proceeds of the units offering were partially used to refinance other long-term debt

         We follow the customary practice in the sporting goods industry of offering extended payment terms to credit worthy customers on qualified orders. Our working capital requirements generally peak in the second and third quarters as we build inventory and make shipments under these extended payment terms.

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

                                             (In thousands)
         2003                                     $ 16,687
         2004                                       15,620
         2005                                        7,165
         2006 to 2008                                2,525
         2009                                      125,000
                                                  --------
                                                  $166,997
                                                  --------
                                                  --------

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

RESTRUCTURING RESERVES

         In October 2002, we decided to close three of our North American manufacturing units effective December 2002 in order to reduce excess capacity and achieve greater operating efficiencies. Approximately 160 employees were affected by this decision, of which approximately 50 are from the apparel segment. Accordingly, the Company set up a restructuring reserve of approximately $2.1 million, of which approximately $1.3 million is to cover the cost of severance packages to affected employees, with the remainder representing other closure costs. There were no balances outstanding as at September 30, 2003 (December 31, 2002 - $0.9 million).

 ACQUISITION

         On August 21, 2003 we, through our wholly-owned subsidiary Sport Maska Inc., acquired all of the issued and outstanding shares of Roger Edwards Sport Ltd. for a cash consideration of $1,071 (Cdn$1,500) (of which $71 (Cdn$100) is included in accounts payable as at September 30, 2003) and an annual cash earn-out based on results of the division over the period of January 1, 2004 to December 31, 2006. The cumulative earn-out is not to exceed $1,071 (Cdn$1,500). The acquisition was accounted for using the purchase method and the excess of purchase price over net book value as at September 30, 2003 amounted to $571 (Cdn$800). The results of Roger Edwards Sport Ltd.'s operations have been included in our consolidated financial statements since that date.

         Roger Edwards, currently celebrating its 20th anniversary, has established itself as a leading vintage sports apparel brand recognized for its premium quality lifestyle apparel products. Led by founder and award-winning fashion designer Roger Edwards, the company has successfully launched lifestyle fashion lines of Vintage NHL, Hockey Night In Canada and Team Canada Classics apparel. Roger Edwards was recently selected by the Canadian Football League as the exclusive apparel designer for the new CFL Turf Traditions line, including vintage replica jerseys, apparel and headwear.

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

         In July 2002, FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS
INCURRED IN A RESTRUCTURING)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at the time when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs at the date of an entity's commitment to an exit plan in Issue 94-3. We have adopted SFAS No. 146 and will apply these rules on exit and disposal activities initiated after December 31, 2002. There were no exit or disposal activities initiated during the quarter ended September 30, 2003.

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

         On April 30, 2003, FASB issued SFAS No. 149, AMENDMENT OF SFAS 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement is intended to result in more consistent reporting of contracts as either freestanding derivative instrument subject to SFAS No. 144 in its entirety or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and hedging relationships designated after September 30, 2003. However, the provisions of SFAS No. 149 that merely represent the codification of previous Derivatives Implementation Group decisions are already effective and should continue to be applied in accordance with their prior respective effective dates. We will apply the recommendation of SFAS No. 149 for future contracts and hedging relationships, if any, and believes the impact of this statement will not significantly affect its financial position and results of operations.

         On May 15, 2003, FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created of modified after May 31, 2003 and to other instruments at the beginning of the first interim period beginning after June 15, 2003. We have applied the recommendations of SFAS No. 150 for the quarter ending September 30, 2003 and have reclassified the 13% Pay-In-Kind preferred stock as liabilities as at December 31, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We, in the normal course of doing business, are exposed to market risk from changes in foreign currency exchange rates and interest rates. Our principal currency exposures relate to the Canadian dollar and to certain European currencies. Management's objective, regarding foreign currency risk, is to protect cash flows resulting from sales, purchases and other costs from the adverse impact of exchange rate movements. However, fifty percent of the Notes debt is held by a Canadian subsidiary whose functional currency is the Canadian dollar. Included in our results is a foreign exchange gain of $9.7 million of which $10.2 million resulted from the translation of our U.S. dollar denominated long term debt, 50% of which is held by our Canadian Subsidiary Sport Maska Inc. Fluctuation in the Canadian dollar against the U.S. dollar can give rise to significant volatility in net income.

         We are also exposed to foreign exchange fluctuations due to significant sales and costs in Canada, Sweden and Finland. If the average exchange rate of the Canadian dollar, Swedish Krona and Euro were to vary by 1% versus the U.S. dollar, the effect on sales for the first nine months of 2003 would have been $0.6 million, $0.4 million and less than $0.2 million, respectively. We also have operating expenses in each of these currencies, which would mitigate the impact of such foreign exchange variation on cash flows from operations and net income. Further, a 1% variation in the Canadian dollar versus the U.S. dollar would have an effect of approximately $0.7 million on translation of our long-term debt for the entire year given that 50% of the debt is held by the Canadian operating company.

         Our European and Canadian subsidiaries each have operating credit facilities denominated in their respective local currencies; the impact of foreign exchange on these debt facilities are mitigated by the impact of foreign exchange on the operating revenues generated in the local currencies of the subsidiaries. As we hold either long-term or operating debt facilities denominated in the currencies of our European subsidiaries, our equity investment in those entities are hedged against foreign currency fluctuations. We do not engage in speculative derivative activities. We are exposed to changes in interest rates primarily as a result of our operating credit facilities used to maintain liquidity and fund capital expenditures. Management's objective, regarding interest rate risk, is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve these objectives, we maintain the ability to borrow funds in different markets, thereby mitigating the effect of large changes in any one market. Our operating credit facilities have a variable interest rates and thus a 1% variation in the interest rate on our borrowing base for the year will cause approximately $0.5 million increase or decrease in interest expense.

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

                               THE HOCKEY COMPANY

PART II
OTHER INFORMATION



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

                  Not applicable

                                   SIGNATURES

       Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE HOCKEY COMPANY
                                         (REGISTRANT)


                          By:   /s/ Robert A. Desrosiers
                             ---------------------------------------------
                             Name:   Robert A. Desrosiers
                             Title:  Chief Financial Officer and Vice President,
                                     Finance and Administration




Date: November 11, 2003