Form 10-K
period 2003-12-31
HOCKEY CO
filed 2004-03-26
CIK 880036

================================================================================


================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER 0-19596
                                 --------------


                               THE HOCKEY COMPANY
                          *AND THE SUBSIDIARIES LISTED
                       IN TABLE OF ADDITIONAL REGISTRANTS
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

TITLE OF EACH CLASS                               NAME OF EACH EXCHANGE ON WHICH
      None                                                 REGISTERED
                                                              None

           Securities registered pursuant to Section 12(g) of the Act:

         NON-VOTING EXCHANGEABLE COMMON STOCK, PAR VALUE $.01 PER SHARE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X        No
                                              ------        ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes          No   X
    -----       -----

The common stock of the registrant is not publicly registered or traded and, therefore, no market value of the common stock held by affiliates or non-affiliates can be readily ascertained.

         As of February 19, 2004, 6,500,537 shares of the registrant's non -voting exchangeable common stock, $.01 par value per share, and 5,475,174 shares of the registrant's voting common stock, $.01 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                      None



================================================================================

================================================================================
                        *TABLE OF ADDITIONAL REGISTRANTS


                      NAME OF                    STATE OR OTHER JURISDICTION       I.R.S. EMPLOYER
               ADDITIONAL REGISTRANT#           OF INCORPORATION OR FORMATION    IDENTIFICATION NUMBER
     ---------------------------------------   -------------------------------  ------------------------
        Jofa AB                                       Sweden                              -
        Jofa Holding AB                               Sweden                              -
        Maska U.S., Inc.                              Vermont                         03-0279482
        SLM Trademark Acquisition                     New Brunswick                       -
          Canada Corp.
        SLM Trademark Acquisition                     Delaware                        98-0229816
          Corp.
        Sport Maska Inc.                              New Brunswick                       -
        Sports Holdings Corp.                         Delaware                        03-0337606
        WAP Holdings Inc.                             Delaware                        03-0337605

      # Addresses and telephone numbers of principal executive offices are the same as those of The Hockey Company.

      # No Additional Registrant has securities registered pursuant to Section 12(b) or Section 12(g) of the Act.

                                                 TABLE OF CONTENTS

                                                      PART I

Item 1.       Business...........................................................................................2

Item 2.       Properties........................................................................................18

Item 3.       Legal Proceedings.................................................................................19

Item 4.       Submission of Matters to a Vote of Security Holders...............................................19

                                                      PART II

Item 5.       Market For Registrant's Common Equity And Related Stockholder Matters.............................20

Item 6.       Selected Consolidated Financial Data..............................................................22

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.............24

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk........................................39

Item 8.       Financial Statements and Supplementary Data.......................................................40

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..............78

Item 9A.      Controls and Procedures...........................................................................78

                                                     PART III

Item 10.      Directors and Executive Officers of the Registrant................................................79

Item 11.      Executive Compensation............................................................................82

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                Matters.........................................................................................87

Item 13.      Certain Relationships and Related Transactions....................................................89

Item 14.      Principal Accountant Fees and Services............................................................89


                                                      PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................90

                                     PART I

ITEM 1.  BUSINESS

INDUSTRY OVERVIEW


         The sporting goods industry serves a large and growing market, which was estimated to represent approximately $49.8 billion in the United States in 2003. Within the sporting goods industry, we primarily compete in the hockey equipment and related apparel market. The hockey equipment and related apparel market is seasonal in nature, with the third and fourth quarters of the calendar year representing the largest volume of sales. We estimate the size of this worldwide market to be $681 million in sales in 2002. We are the leader in this market with an approximate market share of 30%. Our principal competitors in this market are Bauer Nike Hockey Inc., a subsidiary of Nike, Inc., with an estimated market share in 2002 of 15%, and Easton Sports, Inc., with an estimated market share in 2002 of 12%. The remaining market is highly fragmented.

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

         INTERNATIONAL MARKETS. According to Sporting Goods Intelligence, a publication of the National Sporting Goods Association, the sporting goods markets in the U.S., Europe and Japan in 2000 represented $45.5 billion, $33.6 billion and $18.0 billion, respectively, in retail volume. The Sporting Goods Manufacturers' Association has projected that total industry sales in the U.S. measured in wholesale dollars, including footwear, apparel and equipment, will grow by 1.3% to a record $50.4 billion in 2004.

HOCKEY EQUIPMENT AND APPAREL INDUSTRY TRENDS

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

OUR COMPANY

         The Hockey Company, referred to as the Company, was incorporated in September 1991 and reorganized in April 1997.

         On February 9, 1999, The Hockey Company filed an amendment to change the name of the company from SLM.

          On June 11, 2003, we entered into a corporate reorganization whereby we became a wholly owned subsidiary of The Hockey Company Holdings Inc., referred to as THC Holdings. THC Holdings completed an initial public offering, referred to as the Offering, and issued 4,500,000 common shares for proceeds of approximately $47.2 million (Cdn$64.1 million), net of issue fees and expenses of approximately $5.8 million (Cdn$7.8 million). As a result, we issued 4,500,000 shares of a new class of voting common stock, par value $.01 per share, to THC Holdings for proceeds of approximately $37.0 million (Cdn$50.4 million). On July 11, 2003, THC Holdings closed on the exercise by the underwriters of their over-allotment option in connection with the initial public offering. The underwriters purchased an additional 429,200 common shares for proceeds of approximately $4.7 million (Cdn$6.4 million), net of issue fees and expenses of approximately $0.4 million (Cdn$0.5 million). As a result, we also issued 429,200 shares of voting common stock of the Company to THC Holdings for proceeds of approximately $4.7 million (Cdn$6.4 million). THC Holdings' common shares are listed on the Toronto Stock Exchange under the symbol "HCY".

         As of December 31, 2002, the Company completed a reorganization of its European subsidiaries whereby a Swedish holding company, named Nordic Hockey Company AB, was formed. Nordic Hockey Company AB, pursuant to a series of share transfers and contributions, became the direct parent company of each of Jofa HoldingsAB and KHF Sports Oy. The reorganization was undertaken principally for intercompany financing arrangements by having a Swedish company, rather than a U.S. company, as the direct parent of each company.

         We are the world's largest designer, manufacturer and marketer of hockey equipment and related apparel. Our primary brands, CCM, JOFA and KOHO, are among the most widely recognized brands in hockey and we estimate that we have approximately a 30% share of the worldwide hockey equipment and related apparel market. We also design, manufacture and market recreational skates and other non-hockey products. We sell our products to a diverse customer base consisting of specialty retailers, sporting goods shops, mass merchandisers and international distributors. We manufacture in-house at six highly efficient facilities, four of which are located in Canada and two in Europe. In addition, where it makes business sense, we outsource the manufacturing of certain products. We have distribution facilities located in North America, Finland, Sweden and, as of January 2004, Germany. Our products are sold in approximately 45 countries. For the fiscal year ended December 31, 2003, we generated revenue of $239.9 million and EBITDA, as defined on page 23, of $50.9 million.

         We offer a complete line of hockey equipment, related apparel, recreational skates and other non-hockey products. In 2003, hockey equipment represented approximately 69% of our sales (including 3% attributable to recreational skates and 5% to non-hockey products) and hockey-related apparel represented approximately 31% of our sales.

         We have been a National Hockey League, or NHL, licensee since 1967. We are currently the exclusive supplier of hockey jerseys to every NHL team and "on-ice" official and have the exclusive worldwide right to market authentic and replica NHL jerseys. On March 28, 2003 we entered into a new license agreement with the NHL which extends and enhances our exclusive relationship with the NHL until at least June 2014. In addition, commencing with the 2003/2004 hockey season, we have also become the exclusive supplier of helmets, pants, gloves, shoulder, shin and elbow protective equipment, jerseys and socks to all teams in the Canadian Hockey League, or CHL. An estimated 54% of current NHL players have previously played in the CHL. We also have a very strong international presence through sponsorship agreements with most of the major ice hockey organizations in the world, including the International Ice Hockey Federation, Ice Hockey Federation of Russia, Slovak Association of Ice Hockey and the national teams of Finland, Sweden, Denmark, Norway and the Czech Republic.

         We also entered into an on-ice equipment and apparel marketing and licensing deal with the U.S. based ECHL, which will commence at the start of the 2004/2005 season and establishes us as the exclusive supplier of hockey sticks, helmets, visors, gloves, pants and protective equipment to all 31 ECHL teams. Our products are the most widely used by NHL players, which we believe highlights and reinforces the marketplace's view of the innovative nature and high quality of our equipment and apparel. As of October 2003, approximately 99% of NHL players used at least one piece of our equipment. In addition, ten of the top
17 ranked goaltenders in the NHL, as rated by The Hockey News for the 2002/2003 hockey season, used our goalie equipment. Furthermore, every NHL player uses our apparel. We are the leading provider of helmets and other protective equipment to NHL players. We are also the NHL's second largest provider of other equipment, including skates, composite sticks and shafts and blades for sticks. Many elite athletes have already switched to our CCM Vector one-piece composite hockey sticks. In addition, approximately 100 NHL players have already adopted the new CCM Vector Pro skate since its commercial launch in the fall of 2003.

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

OUR COMPETITIVE STRENGTHS

         LEADING WORLDWIDE BRANDS AND MARKET POSITION. We have many of the world's most established and widely recognized hockey brands, including CCM, JOFA and KOHO. The CCM brand has been in existence since 1899, JOFA since 1926 and KOHO since 1964. Each brand is focused on a specific segment of the market:
CCM is one of the industry's icon brands and embodies the tradition and history of hockey; the JOFA brand represents precision engineered Swedish equipment and appeals to the "technically savvy" hockey player; and KOHO is our "fast," "fun," "irreverent" brand, largely geared to the "free-wheeling" type of player, with an emphasis on the youth market. We estimate the worldwide hockey equipment and related apparel market at $681 million in sales in 2002. We estimate our share of this market at 30%. Our closest competitor's market share is estimated at 15%. We believe that our new NHL, CHL and ECHL agreements will help further our market share gain in the sector going forward.

         EXCLUSIVE NHL, CHL ECHL AND AHL RELATIONSHIPS AND OTHER RELATIONSHIPS. Pursuant to our current license agreement with National Hockey League Enterprises, LP, or NHL Enterprises, referred to as the Current NHL License Agreement, we are the exclusive supplier of hockey jerseys to every NHL team and have the exclusive worldwide rights to market authentic and replica NHL jerseys. Our jerseys are worn by every player and "on-ice" official in the NHL. Since the 2000/2001 NHL season, the CCM logo appears above each player's name on every

"home" NHL jersey, while the KOHO logo appears above each player's name on every "away" and "third" NHL jersey. We are also the exclusive supplier of "on-ice" jerseys and pants for NHL officials under the JOFA brand name. While the Current NHL License Agreement expires on June 30, 2005, on March 28, 2003 we entered into a new license agreement effective July 1, 2004, referred to as the New NHL License Agreement, with NHL Enterprises, which extends our exclusive relationship with the NHL until at least June 2014. The New NHL License Agreement significantly enhances our relationship with the NHL by providing us with numerous additional rights and opportunities, which were not included in the Current NHL License Agreement. Certain of our new rights include:

     o the exclusive right to manufacture and market authentic vintage NHL jerseys;

     o the semi-exclusive right to manufacture and market replica vintage NHL jerseys along with one other supplier;

     o the right to define, in cooperation with the NHL, the future look of hockey;

     o the exclusive right to manufacture and market hockey socks with the trademarks of the NHL and/or NHL teams;

     o the exclusive right to manufacture and market NHL price point jerseys (which simulate replica jerseys), except to certain U.S. customers;

     o    the right to market collectable mini jerseys;

     o the right to manufacture and market skates, sticks, helmets, pants, gloves, equipment bags, shin, shoulder, and elbow pads bearing trademarks of the NHL and/or NHL teams;

     o the right to use the NHL team logos on fan and vintage apparel, including T-shirts, headwear, workout wear, outerwear and activewear; and

     o the exclusive right to market headwear bearing NHL team logos, names and designs under the NHL Center Ice trademark.

Pursuant to a separate agreement with the National Hockey League Players Association, referred to as the NHLPA, we are entitled to market authentic and replica game and practice jerseys identified with the names and numbers of every NHL player.

         Similar to our New NHL License Agreement, we have the exclusive right to manufacture and sell authentic and replica jerseys to all 56 CHL teams pursuant to a new five-year agreement with the CHL commencing with the 2003/2004 hockey season. We also have the exclusive right to supply all CHL players with helmets, pants, gloves, shoulder, shin and elbow protective equipment and socks. In addition, we will become the exclusive supplier of pants, helmets and jerseys to all "on-ice" officials in the CHL. The CHL is the premier junior hockey league in the world with 56 teams and approximately 1,300 players. An estimated 54% of current NHL players have previously played in the CHL. Most of the 56 CHL teams are located in cities, which do not currently have an NHL franchise, thereby significantly extending the reach of our brands.

         We also entered into an on-ice equipment and apparel marketing and licensing deal with the U.S. based ECHL, which will commence at the start of the 2004/2005 hockey season and establishes us as the exclusive supplier of hockey sticks, helmets, visors, gloves, pants and protective equipment to all 31 ECHL teams. The ECHL has 31 teams in 17 states which play 1,116 games, making it the largest league in professional hockey. There have been 235 ECHL players that have advanced to the NHL, including 20 in the 2003/2004 hockey season that have made their first NHL appearance since playing in the ECHL. There were 53 former ECHL players on NHL 2003/2004 season opening-day rosters. The ECHL has affiliations with 21 of the 30 teams in the NHL in the 2003/2004 hockey season and there has been an ECHL player on each of the 30 NHL teams during the 2003/2004 hockey season. We also have sponsorship agreements with most of the major hockey organizations in the world, including the International Ice Hockey Federation, Ice Hockey Federation of Russia, Slovak Association of Ice Hockey, national teams of Finland, Sweden, Denmark, Norway and the Czech Republic, American Hockey League, U.S. Hockey League and USA Hockey.

         We recently reached a sponsorship agreement with the American Hockey League "AHL", which will commence at the start of the 2004/2005 hockey season and establishes us as the exclusive supplier of hockey sticks, helmets gloves, pants jerseys and socks to 26 of the 28 teams. The terms of the agreement is 10 years made up of a 4 year term plus two additional 3 year terms at the AHL's option. The multi-faceted partnership encompasses on-ice branding programs, in-arena and grass roots marketing programs, as well as a licensed jersey & apparel program. The AHL has entered its 68th season with 28 teams across North America. All AHL teams have a direct affiliation with an NHL franchise. More than 80% of all players competing in the NHL today are AHL graduates.

         In our recreational skate category, our new Comfort Series of recreational skates and our Classic Series of figure skates, introduced in the fall of 2002, are endorsed by 2002 Olympic pairs figure skating gold medallists Jamie Sale and David Pelletier.

         EXTENSIVE USE OF OUR PRODUCTS IN THE NHL. Our products are the most widely used by NHL players, which we believe highlights and reinforces the marketplace's view of the innovative nature and high quality of our equipment and related apparel. As of October 2003, approximately 99% of NHL players used at least one piece of our equipment. In addition, ten of the top 17 ranked goaltenders in the NHL, as rated by The Hockey News for the 2002/2003 hockey season, used our goalie equipment. Furthermore, every NHL player uses our apparel. We are the leading provider of helmets and other protective equipment to NHL players. We are also the NHL's second largest provider of other equipment, including skates, composite sticks and shafts and blades for sticks. Many elite athletes have already switched to our CCM Vector one-piece composite hockey stick. In addition, approximately 100 NHL players have already adopted the new CCM Vector Pro skate since its commercial launch in the fall of 2003. To further develop and maintain our leading market position for our equipment and our brands, we have endorsement agreements with several high visibility players including, among others, Martin Brodeur of the New Jersey Devils, Joe Thornton of the Boston Bruins, Daniel Sedin and Henrik Sedin of the Vancouver Canucks, Mark Recchi of the Philadelphia Flyers, Roberto Luongo of the Florida Panthers, Vincent Lecavalier of the Tampa Bay Lightning, Shane Doan of the Phoenix Coyotes, Jean-Sebastien Giguere of the Anaheim Mighty Ducks, Tony Amonte of the Philadelphia Flyers and Jaromir Jagr of the New York Rangers.

         WORLD LEADER IN PRODUCT INNOVATION. We are an industry leader in product innovation, and have dedicated significant resources to ensure our future technological leadership. The majority of our products are developed and commercialized in our three principal research and development centres located in St-Jean, Quebec, Tammela, Finland and Malung, Sweden. The majority of our products are developed internally through our research efforts and continued feedback from professional and recreational players, as well as from retail customers. We also have strong relationships with key suppliers who assist in our development efforts. In addition, we have developed a relationship with the University of Windsor. This relationship supports our efforts to develop equipment performance benchmarks, as well as new materials and equipment designs. As an example, this relationship was instrumental in the development of our Vector one-piece composite hockey stick. In tests performed by the University of Windsor, the Vector 110 and 120 one-piece composite hockey stick have proven to be the leading stick for puck velocity and durability and provides its users with unique balance properties. Some other new product innovations introduced include our new Zero Gravity Vector skate designed exclusively with t-blade technology, our CCM Vector Pro Skate, our Gatekeeper Goalie pads, catch gloves and blockers, our Pro Tacks series of protective equipment, our Performance Brand Apparel and our `Heroes of Hockey' Vintage Jersey Series.

         FULL LINE OF HOCKEY EQUIPMENT AND RELATED APPAREL. We are the only company that offers a full line of ice and roller hockey equipment, NHL licensed jerseys and other related apparel. Our products are sold at various price points and range from high performance products used by professionals in the NHL and other professional leagues worldwide, to intermediate performance products used by youth league players, to entry-level products for the beginner. Our comprehensive lines of products allow us to cover the full spectrum of consumers, diversify our revenue base and optimize production capacity at our manufacturing facilities. Further, our full line of products enhances our relationship with our customers, who are increasingly focused on dealing with fewer suppliers with more complete product lines.

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

         For other product lines where we do not have a distinct competitive manufacturing advantage, we outsource production to high quality facilities, primarily in Asia, the Czech Republic and Mexico. Approximately 57% of our product lines by sales are currently manufactured in-house while 43% is outsourced. In order to maintain our leading market position and continue to be a leader in product innovation, we will continue to make our business more flexible and less capital intensive by outsourcing the manufacturing of our products where it makes strategic and business sense. We believe that strategic outsourcing of selected manufacturing processes may result in reduced costs, an improved ability to balance our manufacturing capacity and a shorter time to market for new products.

         EXTENSIVE MULTI-CHANNEL DISTRIBUTION RELATIONSHIPS. Our products are sold internationally to more than 6,000 customers, consisting of specialty retailers, sporting goods shops, mass merchandisers, teams and international distributors. In North America, we have sales offices in Montreal, Quebec and Branford, Connecticut. Internationally, we have sales offices in Sweden, Finland, Norway and Germany and distributors in over 40 countries in Europe and the Far East. Our products are sold to certain large customers by our in-house sales force, while an extensive network of approximately 70 independent sales representatives services other accounts. We distribute our products from distribution centers in Canada, the United States, Finland, Sweden and Germany. In 2003, we generated approximately 36% of our revenue in the United States, approximately 35% in Canada, approximately 13% in Sweden, approximately 6% in Finland and approximately 10% in Russia and other countries.

         Management believes that we have an excellent relationship with our largest customers. In 2003, we were named "Category Captain" by Wal-Mart Canada and awarded the "Vendor of the Year" award by Play It Again Sports in the U.S. In 2001 and 2002, we were the recipient of Canadian Tire's "Service Recognition" award.

         STRONG AND EXPERIENCED MANAGEMENT TEAM. We have a strong and experienced management team at the corporate and operating levels. Our senior management has an average of 17 years experience in the hockey and sporting goods industry.

OUR GROWTH STRATEGY

         Our objectives are to grow both revenues and operating margins by accelerating the product replacement cycle through product innovation, maintaining our overall market leadership position and becoming the undisputed leader in each key segment of the global market for hockey equipment and related apparel. Key elements of our growth strategy are as follows:

DRIVE GROWTH THROUGH PRODUCT INNOVATION

         Since 1937, when we introduced the revolutionary Tackaberry (Tacks) hockey skate, through the recent launch of our 745-gram Vector Zero Gravity skate, we have a long history of being a leader in bringing technological advancements and equipment innovations to the hockey industry. We will continue to drive our growth through continued product innovation, which we believe strengthens our brands and creates a more rapid equipment replacement cycle. Our goal is to replace and/or refresh our products every second year. By continually introducing innovative products, we are able to compete primarily on technology and brand rather than on price, resulting in higher margins and stronger brand differentiation.

         Some of our recent product innovations include:

o CCM VECTOR ZG (ZERO GRAVITY) SKATE PRODUCTS. This new skate product is designed exclusively with t-blade technology and the new Vector ZG boot technology. It provides hockey players with the lightest skate in the market at only 745 g. The t-blade system features a thin highly polished stainless surgical steel runner (blade) that is ultra light, super fast and offers a consistent customizable edge. The boot features the new Asymmetrical Externo-Skel technology which reduces mass and adds stiffness to the outside layer of the skate for maximum support, protection and durability.

o CCM VECTOR PRO SKATE. This skate is one of the lightest skates launched at the start of the 2003/2004 NHL season and delivers support that moves with the player while maximizing comfort. It is a lightweight, well-balanced design and is only 798 g. This allows the skater to maximize stride frequency, resulting in maximal acceleration and top end velocity. The Externo-Skel technology is a key element to reducing mass in the skate since it eliminates a layer of material and adds stiffness to the outside layer of the skate. It also delivers support, protection and durability. The Skate Lock locks the lace at the pivot point, positioned at the 4th eyelet, allowing players to lock-in forefoot comfort and support, independently of the top 3 eyelets. Players can then personally customize their support by tightening the top 3 eyelets independently from the forefoot. The end result is constant dynamic support that moves with the skater that maximizes the power of each stride.

o CCM GATEKEEPER PRO SERIES OF GOALIE PADS, CATCH GLOVES AND BLOCKERS. This series features an innovative concept that uses the latest technologies with a traditional design. Designed for pro goalies like 2003 Stanley Cup Champion and Vezina Trophy winner Martin Brodeur and 2000 Vezina Trophy winner Olaf Kolzig, the GATEKEEPER(TM) series was built using lightweight materials to minimize reaction time.

o PRO TACKS SERIES OF PROTECTIVE EQUIPMENT. With input from premier NHL players like Joe Thornton and Vincent Lecavalier, the series was built on a classic styling platform. The Pro Tacks series encompasses the most modern of materials and design processes and the F-I-T-System customized features provide not only a great fit, but the ability for each player to adjust their level of protection. The H2O Control liner helps keep the body cool by wicking moisture away from the skin. The end result is the optimal combination of impact protection, lightweight design, and personal customization. CCM also offers the same standard and quality features of the Pro Tacks protective series to the youth elite player.

o CCM VECTOR 120 ONE-PIECE STICK. This new one piece composite stick with its super lightweight design features a rubberized texture that provides a better feel and grip. An exposed Texalium Matrix blade provides a dynamic new look and increased shot velocity. A fit system helps identify the best shaft geometry - `C' or contoured for finesse players preferring rounder corners or `T' for players wanting a more traditional square shape. In addition, a variety of different shaft flexes allow players of different sizes and strengths to choose a stick that will allow them to optimally load the shaft for harder shots. Patented "Impact Layer Technology" is a white thermoplastic resin layer within the shaft's graphite laminates that provides 30% extra durability. It works like a trampoline, allowing the delicate graphite fibers to absorb impacts and spring back.

o PERFORMANCE BRAND APPAREL. This new line of apparel fit is for all types of players and fans. The new line, which includes the Performance Fit Series, Extreme Series, team Wear Series and Custom program, features new looks and fabrics throughout.

o 2004 `HEROES OF HOCKEY' VINTAGE JERSEY SERIES. This new jersey line features names and numbers of players of the past, on a vintage design of their respective era. The vintage jerseys, which have a retro look to them, are based on team logos and designs from hockey's past. The names and numbers of players include Orr, Gretzky, Dionne, Bossy and Roy.

EXPAND WITH NEW PRODUCT CATEGORIES

         We continually seek new product categories that will allow us to increase our current revenue base. Such initiatives include expanding into new branded and licensed apparel markets. Examples include a CCM vintage apparel line, lifestyle apparel products, women's replica jerseys and performance apparel. Under our New NHL License Agreement, we also have obtained the right to use NHL league and team logos on certain ice hockey products which we believe will provide additional sales opportunities. In addition, there are a number of hockey-related accessory products that we believe we can successfully bring to market. Finally, we plan to increase revenues through the licensing of our brands for certain other products.

EXPAND INTERNATIONAL SALES

         We believe that there exists untapped demand for our products in international hockey markets, especially in the former Soviet Bloc countries and in Central Europe. Consequently, we recently commenced a new distribution relationship with a company in Russia. Russia alone has the potential to be the third largest hockey market in the world and participation continues to increase. Our sales of hockey sticks, CCM brand hockey skates and apparel are increasing in Russia. Our gross sales in the former Soviet Bloc countries increased from $1.2 million in 1998 to $8.0 million in 2003.

PURSUE STRATEGIC ACQUISITIONS

         We plan to supplement our internal growth with selected strategic acquisitions that would complement our product offering, benefit from our strong brands or leverage our broad and diverse distribution network. As recently as August 21, 2003, we acquired all of the issued and outstanding shares of Roger Edwards Sport Ltd., which has established itself as a leading vintage sports apparel brand recognized for its premium quality lifestyle apparel products and was recently selected by the Canadian Football League as the exclusive apparel designer for the new CFL Turf Traditions line, including vintage replica jerseys, apparel and headwear. On January 5, 2004, we acquired Norbert Ewald GmbH ("Ewald"), a former distributor of our products and a leading hockey equipment distributor in Germany, in order to better service the Central European market. This acquisition will continue to strengthen our existing presence in the Central European hockey market. On January 16, 2004, we purchased a 33 1/3% ownership stake in t'blade Inc., the exclusive marketer and distributor of t'-blade products and technology in North America, based on our belief that the T-BLADE technology is the next standard of ice skate blade technology. While we have no other agreements regarding any material acquisitions as of the date hereof, we continuously review opportunities as they arise.

OUR PRODUCTS

         We manufacture and market a fully integrated line of hockey equipment and related apparel. Our hockey equipment product lines include ice hockey and roller hockey skates, hockey sticks, protective body equipment and gloves, helmets, pants and accessories, and goaltender equipment. Our hockey-related apparel products include NHL licensed hockey jerseys, team uniforms and socks, and licensed and branded activewear. We also manufacture and market recreational and non-hockey products, including recreational skates.

         HOCKEY EQUIPMENT PRODUCT LINES

         ICE HOCKEY AND ROLLER HOCKEY SKATES. We manufacture and market a wide range of ice hockey skates primarily under the CCM brand name. The tradition of CCM skates, first introduced to the market in 1905, is interwoven throughout the history of ice hockey and the NHL and is led by two premium lines of skates; the Tacks series and the Vector series. The two lines offer distinct product features and are targeted at different market segments. They are both compatible with CCM's F-I-T System technology. We manufacture all of our high end ice hockey skates and outsource all of our entry level ice hockey, roller hockey and figure skates. We focus on marketing premium roller hockey skates targeted at high price points.

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

         GOALTENDER EQUIPMENT. We produce a fully integrated line of goaltender equipment. We market our goaltender facemasks, catch mitts and blockers, pants, goaltender arm and body protectors and leg pads under the CCM and KOHO brands. In addition, ten of the top 17 ranked goaltenders in the NHL, as rated by The Hockey News for the 2002/2003 hockey season, used our goalie equipment.

         HOCKEY-RELATED APPAREL PRODUCTS

         LICENSED HOCKEY JERSEYS. We have supplied NHL teams with authentic jerseys for over 35 years. Pursuant to our Current NHL License Agreement, we have the exclusive right to provide authentic jerseys used by every team in the NHL and have the exclusive right to market authentic and replica jerseys of all 30 teams. In addition to our Current NHL License Agreement, under our license agreement with the NHLPA, we have the right to market these jerseys with the names and numbers of NHL players. In addition to our Current NHL License Agreement, we also maintain agreements to provide jerseys to professional teams in other leagues. Beginning with the 2003/2004 season, we became the exclusive jersey supplier to all 56 CHL teams.

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

         RECREATIONAL SKATES

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

         KOHO. KOHO, established in 1964, is our "fast," "fun," "irreverent" brand, largely geared to the "free-wheeling" type of player, with emphasis on the youth market. The KOHO brand is focused on creating high performance hockey tools. KOHO stick and protective products are primarily sold at the mid to low point of the pricing range whereas goalie products are sold across the full spectrum of the pricing range.

         Working with advertising agencies, we created individual slogans and marketing campaigns for each of the CCM, JOFA and KOHO brands that embody these brands' unique identities and key attributes. We have introduced the slogan "when you're born to play" to reinforce CCM's attributes of tradition and authenticity. Consistent with JOFA's attribute of precise Swedish engineering, we have created the slogan "smart hockey." KOHO's slogan, "a whole new game," reinforces the brand's irreverent quality. Our advertising campaigns are designed to clearly communicate the distinct image of each of our main brands. The popularity of our brands and our products are also reflected in our web site activity (www.ccmsports.com, www.koho.com and www.jofa.com).


SALES AND MARKETING

         Our sales and marketing effort is based on a strategy internally referred to as the "Power Triangle". At the cornerstone of this strategy is our first goal to bring innovative products to market every year. Second, we provide validation of our new products through use by NHL and other elite player usage. Third, we use various media to promote and reinforce our brands and make our products known to the consumer and to the trade.

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

         Some key elements of our elite athlete usage strategy include:

         o EXCLUSIVE NHL LICENSE AGREEMENT. We are the exclusive supplier of hockey jerseys to every NHL team and have the exclusive worldwide right to market authentic and replica NHL jerseys. Our jerseys are worn by every player and "on-ice" official in the NHL.

         o NHL MARQUEE PLAYER ENDORSEMENT CONTRACTS. We have endorsement agreements with 18 high visibility NHL players that allow us to use their names and likeness for communication purposes and require them to be available for personal appearances.

         o NHL USAGE. Our products are the most widely used by NHL players. As of October 2003, approximately 99% of NHL players used at least one piece of our high performance equipment and every NHL player uses our apparel. We have 16 employees who are solely dedicated to serving the needs of these players.

         o EXCLUSIVE SUPPLIER TO THE CHL. Pursuant to a new five-year agreement, commencing with the 2003/2004 hockey season, we became the exclusive supplier of helmets, pants, gloves, shoulder, shin and elbow protective equipment, jerseys and socks to all teams in the CHL. The CHL is the premier junior hockey league in the world and includes 56 teams, with a total of approximately 1,300 players. An estimated 54% of current NHL players previously played in the CHL. Most of the 56 teams in the CHL are in cities which do not currently have a NHL franchise, thereby significantly extending the reach of our brands.

         o SPONSORSHIP AGREEMENTS. We have sponsorship agreements with most major hockey organizations in the world, including the International Ice Hockey Federation, the Ice Hockey Federation of Russia, the Slovak Association of Ice Hockey, the national teams of Finland, Sweden, Denmark, Norway and the Czech Republic, the American Hockey League, the U.S. Hockey League, USA Hockey and the ECHL. In addition, we are an official sponsor of the Sky Rink Youth and Adult Hockey Program at the Chelsea Piers in New York City.

         o JAMIE SALE AND DAVID PELLETIER. In our recreational skate category, we have recently entered into an endorsement agreement with Canadian pairs figure skating gold medallists Jamie Sale and David Pelletier to market and sell the new Comfort Series of recreational skates and our Classic Series of figure skates. Our Comfort Series is designed for women and girls who seek a product that is warmer, more comfortable and more stylish than a traditional figure skate.

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

         GLOBAL MARKETING/PRODUCT CREATION. Our marketing and product creation effort is headed by our Vice President, Global Marketing and Product Creation, who supervises a team of over 50 employees and is also responsible for endorsement contracts with elite athletes. We have five category directors who are responsible for consumer research, product development, research and development briefs, pricing strategy and overall sales program development for our key product categories within our three primary brands. We also have a global marketing director who is responsible for overall creative development, including television, print and radio ads, brand communication and league sponsorships. Other key positions in marketing include a marketing services manager responsible for trade and sales shows, point-of-purchase displays, logos and graphic designs and an e-commerce coordinator responsible for our web sites. To link our marketing organization to our sales organization, we hold monthly strategic business unit meetings. These meetings are attended by members of each of our research and development, purchasing and logistics teams. These sessions, chaired by the category directors, serve as a forum to discuss new product developments, recent research findings, current product performance and overall sales program strategy and execution.

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

         INTERNATIONAL SALES. In Sweden, Finland, Norway and Germany, we sell our equipment and apparel directly to retailers and teams through our in-house sales team. Outside of those countries, we sell our products through distributors located in over 40 countries in Europe, the Far East, South America, Central America, Africa and Australia. These distributors, in turn, sell our products to teams and retailers. All non-European sales activities are controlled through our Senior Vice President, European Division.

CUSTOMERS AND DISTRIBUTION CHANNELS

         We have a diversified and broad base of over 6,000 customers worldwide and are not dependent on any single customer. Our customer base consists of independently-owned hockey specialty retail stores, large sporting goods retailers, department stores and other retailers. In 2003, we generated approximately 36% of our revenue in the United States, approximately 35% in Canada, approximately 13% in Sweden, approximately 6% in Finland and approximately 10% in Russia and other countries. In fiscal 2003, no customer accounted for more than 10% of our sales. We sell our hockey-related apparel, including jerseys and licensed and branded activewear, through the same channels as our equipment products, in addition to generating revenue from sales to "in-stadium" concession stores. Jerseys are sold mainly through specialty retail and "in-stadium" concession stores. Our New NHL License Agreement provides us with better access to "in-stadium" concession stores to market our licensed jerseys and licensed and branded activewear. We believe "in-stadium" concession stores who purchase authentic licensed jerseys from us will increase their orders for our licensed and branded activewear products due to purchasing efficiencies. We have established a separate U.S. sales force that markets our hockey-related licensed and branded activewear. We expect this sales force to generate sales from large retailers, department stores and other retailers.

NHL AGREEMENTS

         EXCLUSIVE NHL RIGHTS. We have been an NHL licensee since 1967 and have enjoyed an exclusive license to supply authentic, replica and practice game jerseys used "on-ice" by all NHL teams since July 2000. Our Current NHL License Agreement with NHL Enterprises, the marketing affiliate of the NHL, expires on June 30, 2005. However, on March 28, 2003, we entered into a New NHL License Agreement, which extends through at least June 30, 2014.

         Our Current NHL License Agreement gives us the exclusive rights to manufacture and market authentic, replica and practice game jerseys used "on-ice" by the 30 NHL teams, including all-star jerseys. Game jerseys are manufactured and marketed under the CCM and KOHO brand names, while practice jerseys are manufactured and marketed under the JOFA brand name. Pursuant to the Current NHL License Agreement, our brand names appear above the player's name on the outside rear neck on the jersey of all NHL players. These rights include the right to use the names, logos, and other indicia of the NHL and the NHL member teams on an exclusive basis in connection with the manufacture, supply and sale of authentic, replica and practice jerseys of the 30 NHL teams. Pursuant to a separate agreement with the NHLPA, we are entitled to market authentic and replica game and practice jerseys identified with the names and numbers of NHL players. We are also the exclusive supplier of "on-ice" jerseys and pants for NHL officials under the JOFA brand name. Since the beginning of the 2000/2001 NHL season, the CCM logo appears above each player's name on every "home" NHL jersey, the KOHO logo appears above each player's name on every "away" and "third" NHL jersey and the JOFA label is on uniforms for all NHL officials.

         The Current NHL License Agreement also grants us the exclusive right to market T-shirts, workout wear, outerwear, polo shirts and activewear bearing NHL logos, names and designs under the NHL's Center Ice trademark and the non-exclusive right to use the NHL team logos on headwear.

         The NHL's Center Ice apparel is worn exclusively by players and coaches during practice and work-out and worn by the trainers of all NHL teams during games. We market all of the foregoing products to North American and Scandinavian retailers for resale, as well as to European and Asian distributors. Pursuant to the Current NHL License Agreement, we are required to pay a license fee and royalties to the NHL based on our net sales, with minimum royalty amounts guaranteed to be paid by us each license year. In addition to these costs, we have agreed to purchase a fixed dollar amount of marketing from the NHL and from each of the NHL teams.

         As part of the Current NHL License Agreement, we also have a license for the exclusive use of the NHL's Center Ice trademark for our JOFA hockey equipment. The premium products in the equipment line (helmets, sticks, gloves, pants, shoulder, shin and elbow pads) are co-branded with the Center Ice trademark, also referred to as "the official equipment worn by the NHL." The NHL reserves this mark for products with overwhelming usage by NHL players. Other JOFA products are co-branded with the NHL's shield trademark.

         In addition to extending our rights under the Current NHL License Agreement, the New NHL Licence Agreement significantly enhances our NHL relationship by providing us with numerous additional rights and opportunities. Certain of our new rights include:

     o the exclusive right to manufacture and market authentic vintage NHL jerseys;

     o the semi-exclusive right to manufacture and market replica vintage NHL jerseys along with one other supplier;

     o the right to define, in cooperation with the NHL, the future look of hockey;

     o the exclusive right to manufacture and market hockey socks with the trademarks of the NHL and/or NHL teams;

     o the exclusive right to manufacture and market NHL price-point jerseys (which simulate replica jerseys), except to certain U.S. customers;

     o    the right to market collectable mini-jerseys;

     o the right to manufacture and market skates, sticks, helmets, pants, gloves, equipment bags, shin, shoulder, and elbow pads bearing trademarks of the NHL and/or NHL teams;

     o the right to use the NHL team logos on fan and vintage apparel, including T-shirts, headwear, workout wear, outerwear and activewear; and

     o the exclusive right to market headwear bearing NHL team logos, names and designs under the NHL Center Ice trademark.

         Our unique alliance with the NHL solidifies our position as the premier hockey equipment and apparel company in the world. Beyond providing long-term stability, pricing power, and steady cash flow, it allows us to further expand our sales in apparel and equipment through several new product categories. It also provides a long-term platform for unparalleled exposure for our brands and hockey equipment products.

         PLATINUM SHIELD COLLECTION. The new product line combines the CCM brand with the NHL platinum shield exclusively on those equipment and apparel products that will be used by NHL players and coaches. In addition to the NHL authentic jersey, the highest quality CCM skates, sticks, helmets, protective equipment, outerwear, activewear and headwear will now include the NHL Platinum Shield designation, as well as an NHL Platinum Shield hangtag.

         NHL "ON-ICE" EQUIPMENT LICENSE. Also as part of our agreements with the NHL, our brands are permitted to appear on equipment used by NHL players "on-ice" during NHL games. The extensive use of our products by NHL players significantly promotes the high visibility of our brands among consumers. All of our products prominently display their respective brand and sub-brand logos, resulting in significant and cost-effective exposure in arenas, on television and in newspapers, magazines and other printed media. Our market research indicates that NHL use of a particular brand of equipment is among the key factors in a consumer's purchase decision. Our products enjoy widespread usage among NHL players without paid endorsement. We have endorsement agreements with several high visibility players including, among others, Martin Brodeur of the New Jersey Devils, Joe Thornton of the Boston Bruins, Daniel Sedin and Henrik Sedin of the Vancouver Canucks, Mark Recchi of the Philadelphia Flyers, Roberto Luongo of the Florida Panthers, Vincent Lecavalier of the Tampa Bay Lightning, Shane Doan of the Phoenix Coyotes, Jean-Sebastien Giguere of the Anaheim Mighty Ducks, Tony Amonte of the Philadelphia Flyers and Jaromir Jagr of the New York Rangers.

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

RESEARCH AND DEVELOPMENT

         We are an industry leader in product innovation and have dedicated significant resources to ensure our future technological leadership. Our research and development team, which has over 40 members, is divided into five groups, with each group dedicated to the following categories: skates and head and face; protective and team uniforms; goal; sticks and athletic apparel. External university research programs are also used to help develop our performance insights. For example, we co-developed, with the University of Windsor, a slap shot robot that allowed us to measure the puck velocity generated by the Vector V110 and V120 full composite stick in a standardized manner compared to other sticks. The results generated by the slap shot robot allowed us to demonstrate the benefits of our Vector one-piece composite sticks, which was found to rank ahead of our competitors in puck velocity and durability. This standardized method of evaluation is an industry first. Our objective is to initiate additional research activities in other product categories.

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

         Costs for new product research and development as well as changes to existing products are expensed as incurred and totaled approximately $1.8 million, $1.9 million and $2.4 million (before any research and development tax credits) for the years ended December 31, 2001, 2002 and 2003, respectively.

MANUFACTURING

         Our products are either manufactured in-house at our six facilities, four of which are located in Canada and two of which are located in Europe, or outsourced. Approximately 57% of our product lines by sales are currently manufactured in-house while 43% are outsourced.

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

SUPPLIERS

         We have a diverse network of suppliers of raw materials, equipment, stationary, computers and finished products. No single supplier accounted for more than 10% of our consolidated purchases during the year ended December 31, 2003.

COMPETITION

         Our principal competitors in the hockey equipment and related apparel market are Bauer Nike Hockey Inc., a subsidiary of Nike, Inc. and Easton Sports, Inc. with an estimated market share in 2002 of 15% and 12%, respectively. In addition to Bauer Nike Hockey Inc., we compete with several smaller companies that typically do not offer full product lines. Although we, Bauer Nike Hockey Inc. and Easton Sports, Inc. together account for a significant portion of the worldwide hockey equipment market, the remaining market is highly fragmented. We compete on the basis of brand image, technology, quality and performance of our products, method of distribution, price, style and intellectual property protection.

         We have exclusive license arrangements with the NHL, CHL and, commencing in the 2004/2005 ECHL season, the exclusive supplier of authentic and replica jerseys to 10 of the ECHL teams. In the team uniform and sock market, our competitors include Bernard Athletic Knit & Enterprise Ltd., SP Apparel Inc. and Kobe Sportswear Inc. In the licensed and branded activewear market, we compete with companies such as Nike, Inc., Lee Sport, which is a division of VF Corporation, Majestic Athletic Wear Ltd. and New Era Cap Co., Inc.

INTELLECTUAL PROPERTY

         We have a permanent Intellectual Property Committee that meets approximately once every two months to discuss new products, patents that should be applied for, patents which are pending, potential litigation and any inventions submitted to us by third parties. Our Intellectual Property Committee is composed of our Director of Legal Affairs, our Vice President, Equipment Division, our Director of Research and Development, our Vice President, Global Marketing and Product Creation, and one of our external intellectual property counsel.

         Where management considers it beneficial, we seek protection under the trademark, copyright and patent laws of those countries where our products are produced or sold. As a result, we own a substantial number of patents and trademarks, which we view as significant assets. As at December 31, 2003, we had 22 patents or pending applications for patents. As at January 31, 2004, we also had 339 trademark registrations and 110 pending applications to register trademarks in various countries. These registrations and applications cover various trademarks owned and/or licensed by us, although primarily we seek to register various trademarks in key markets where we conduct business. As at December 31, 2003, we also had over 22 industrial design registrations.

         We actively assess opportunities to license trademarks and copyright works owned by third parties that we believe have lasting appeal with our targeted customers, are consistent with our brand image, have the potential for significant growth and are available at a reasonable price. Pursuant to our New NHL License Agreement, we have an exclusive license to use the NHL trademark to market authentic and replica NHL jerseys until at least 2014. See "The Business
- NHL Agreements".

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

EVENTS AND UNCERTAINTIES

         The collective bargaining agreement between the NHL and the NHL Players' Association expires September 15, 2004. The popularity of the NHL affects the sales of our hockey equipment and hockey-related apparel. Our brands receive significant on-ice exposure as a result of our license agreement with the NHL. In the event of a labour dispute resulting in a work stoppage, the popularity of the NHL could suffer and our brands will not receive any on-ice exposure during NHL games. This, together with the absence of in-stadium sales during a work stoppage, would significantly affect our apparel sales. In addition, in the event of a labour dispute resulting in a work stoppage, we will continue to have certain royalty payment obligations, although reduced, under the New NHL License Agreement. Management has been extremely pro-active in anticipation of a work stoppage and believes that it has taken appropriate measures to minimize the impact on our operations and financial position. In the event of a work stoppage, the term of our agreement with the NHL will be extended.

         We in the normal course of business are exposed to market risk from changes in foreign currency exchange rates and interest rates (see Item 7A Quantitative and Qualitative Disclosures About Market Risk).

SEASONALITY

         Our business is seasonal. The seasonality of our business affects net sales and borrowings under our credit agreements. Traditional quarterly fluctuations in our business may vary in the future depending upon, among other things, changes in order cycles and product mix.

EMPLOYEES

         As of December 31, 2003, we employed 1,303 persons, of which 1,066 are employed in Canada, 29 are employed in the United States and the balance are employed in Europe. None of our employees in the United States are unionized, while 268 of our employees at our St-Jean, Quebec facility, 92 of our employees at our Malung, Sweden facility and 84 of our employees at our Tammela, Finland facility are unionized. The collective bargaining agreement with the union in St-Jean was renewed in 2003 and expires in 2008. The collective bargaining agreements with the unions in Finland were renewed in March 2003 and expire in 2005. The collective bargaining agreement with the union in Malung, Sweden expires in 2004. Our management believes that our relations with these unions are positive. There have been no work stoppages, strikes or lockouts at our St-Jean, Malung or Tammela sites in over 20 years.

ITEM 2.  PROPERTIES

         Our primary executive offices of our operations are located in Montreal, Canada and we conduct our operations through 19 facilities(1): 2 in the U.S., 8 in Canada, and 9 in Europe. We believe that our existing manufacturing and distribution facilities have sufficient capacity to support our business without the need for significant additional or upgraded equipment or capital expenditures. The following table summarizes each of our principal facilities for its operations.

                                                                             APPROXIMATE
FACILITY LOCATION                                  USE                       SQUARE FEET     LEASE/OWN   LEASE EXPIRY
----------------------------   ---------------------------------------     --------------    ---------   ------------
UNITED STATES
Bradford, Vermont               Apparel distribution                              51,670        Own           --
Branford, Connecticut           Sales office                                       1,950       Lease       May 2005

CANADA
Cap de la Madeleine, Quebec     Hockey apparel sewing                             12,650       Lease     Jan. 2005(2):
Cowansville, Quebec             Hockey stick manufacturing                        45,428        Own           --

Granby, Quebec                  North American apparel distribution center        53,200       Lease       Dec. 2004

Toronto, Ontario                Apparel factory, warehouse and sales office       28,518       Lease       July 2008

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

EUROPE
Fredrikstad, Norway             Sales office                                       1,600       Lease       Dec. 2008
Gothenbourg, Sweden             Sales office                                       1,227       Lease       Quarterly
Helsingborg, Sweden             Sales office                                         400       Lease       Quarterly
Oulu, Finland                   Sales office                                         450       Lease       Quarterly
Helsinki, Finland               Sales office                                       1,474       Lease       Quarterly
Johannesh, Sweden               Sales office                                       1,561       Lease      Sept. 2007
Malung, Sweden                  Protective equipment factory, warehouse
                                   and offices                                   145,000       Lease      Sept. 2004
Munich, Germany (3)             Distribution center and office                    14,316       Lease       Dec. 2007
Tammela, Finland                Hockey stick factory (land)                      325,826       Lease       Dec. 2087
Tammela, Finland                Hockey stick factory (warehouse and
                                   offices)                                       73,114        Own           --

(1) We also lease temporary space on a month to month basis in Georgia, Vermont and Cowansville, Quebec, with an aggregate size of approximately 23,000 square feet.

(2) In January 2004, we announced the closure effective April 2004 of our Apparel Sewing facility in Cap de la Madeleine, Quebec.

(3) On January 5, 2004, we acquired the assets of Norbert Ewald GmbH (Ewald Sport Service).

INSURANCE

         We maintain insurance policies covering risks typically encountered in our business, including third party liability, product liability, and damages to our information systems and other business assets. We believe that we carry insurance in amounts and scope that are adequate for our business. No material claim is pending as of the date hereof for which insurance coverage would not appear to be adequate.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.       PRICE RANGE OF COMMON STOCK

         The voting common stock, par value $.01 per share, of The Hockey Company outstanding prior to the corporate reorganization in 2003 was quoted on the OTC Bulletin Board under the trading symbol "THCX." The range of closing prices of the common stock is not provided, as there had been a limited amount of trading activity. This class of common stock was merged out of existence in connection with our corporate reorganization in 2003. There is no market for the currently outstanding shares of the new class of voting common stock, par value $.01 per share, of The Hockey Company, all of which were issued to The Hockey Company Holdings Inc. in return for proceeds from its initial public offering. There is no market for the shares of non-voting exchangeable common stock received in connection with the merger.

B.       APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         As of February 28, 2004, the approximate number of record holders of our non-voting exchangeable common stock was 567 and the approximate number of record holders of our voting common stock was one. We did not pay dividends on our common stock and we have no current plans to pay cash dividends in the foreseeable future. Effective November 19, 1998, one of our U.S. subsidiaries, Maska U.S., Inc., as the borrower, and the credit parties named therein entered into a credit agreement with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender for a period of three years. Simultaneously, one of our Canadian subsidiaries, Sport Maska Inc., as the borrower, and the credit parties named therein entered into a credit agreement with the lenders referred to therein and General Electric Capital Canada Inc., as Agent and Lender for a period of three years. The GECC credit agreements were further extended and amended on October 17, 2002 for a period of three years in connection with the issuance in April 2002 of the 11.25% Senior Secured Note Units due in April 2009 to reflect the repayment in full of the Caisse term loans and to maximize the amount of loans and letters of credit under the two credit agreements to $35.0 million and $7.0 million, respectively. The credit agreements restrict, among other things, the ability to pay cash dividends on the common and preferred stock. In addition, on April 3, 2002, we completed a private offering of $125 million aggregate principal amount of 11 1/4 % Senior Secured Note Units due April 15, 2009, each such Unit consisting of $500 principal amount of 11 1/4% Senior Secured Notes due April 15, 2009 of the Company and $500 principal amount of 11 1/4% Senior Secured Notes due April 15, 2009 of Sport Maska Inc. Under the indenture that governs these Units and Notes, the payment of dividends is restricted.

         EQUITY COMPENSATION INFORMATION

         Options have been granted pursuant to employment agreements and on an "ad hoc" basis.

                                                                  NUMBER OF
                                                               SECURITIES TO BE     WEIGHTED AVERAGE       NUMBER OF SECURITIES
                                                                 ISSUED UPON         EXERCISE PRICE       REMAINING AVAILABLE FOR
                                                                 EXERCISE OF         OF OUTSTANDING       FURTHER ISSUANCES UNDER
                                                                 OUTSTANDING             OPTION,         EQUITY COMPENSATION PLANS
                                                              OPTIONS, WARRANTS         WARRANTS,          (EXCLUDING SECURITIES
PLAN CATEGORY                                                   AND RIGHTS (a)          RIGHTS (b)        REFLECTED IN COLUMN (a))
-------------                                                   --------------          ----------        ------------------------
Equity compensation plans approved by security holders
          Stock Options.................................                   --               --                     --

Equity compensation plans not approved by security
holders.................................................            1,287,222             $10.53                   --

Total...................................................            1,287,222             $10.53                   --

C.        RECENT SALES OF UNREGISTERED SECURITIES

          On June 11, 2003, The Hockey Company Holdings Inc. completed its initial public offering for the issue of 4,500,000 common shares, referred to as the Offering. The Hockey Company Holdings Inc. participated in a reorganization with us whereby the The Hockey Company Holdings Inc., which had incorporated Hockey Merger Co. on February 24, 2003, and Hockey Merger Co. entered into a merger agreement on April 2, 2003 with us and whereby, upon the closing of the initial public offering on June 11, 2003, Hockey Merger Co. merged into us. As a result, we issued 4,500,000 shares of a new class of voting common stock, par value $.01 per share, to The Hockey Company Holdings Inc. for proceeds of approximately $37.0 million (Cdn$50.4 million). In the merger, each existing holder of common stock received one share of our non-voting exchangeable common stock, referred to as Exchangeable Shares, for each share of common stock held. This issuance of Exchangeable Shares was exempt from registration pursuant to
Section 3(a)(9) of the Securities Act of 1933, as amended. Each holder of an Exchangeable Share has the right to exchange one Exchangeable Share for one common share of The Hockey Company Holdings Inc., subject to certain adjustments in the event, among others things, of stock splits or similar events. The delivery of the common shares upon exercise of the put right shall be subject to applicable U.S. securities laws. On July 11, 2003, The Hockey Company Holdings Inc. closed on the exercise by the underwriters of their over-allotment option in connection with the initial public offering. The underwriters purchased an additional 429,200 common shares. As a result, we also issued 429,200 shares of the new class of voting common stock to The Hockey Company Holdings Inc. for proceeds of approximately $4.7 million (Cdn$6.4 million ). The issuances of the voting common stock to The Hockey Company Holdings Inc. were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         On September 8, 2003, we completed our final distribution in connection with the Chapter 11 reorganization of The Hockey Company, formally known as SLM International, Inc. Pursuant to the distribution, a total of 508,553 Exchangeable Shares were distributed to approximately 470 parties. The issuance of the Exchangeable Shares was exempt from registration pursuant to Section 1145 of the United States Bankruptcy Code and the related confirmation order.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table contains selected consolidated historical financial data derived from our audited consolidated financial statements for the five fiscal years ended December 31, 1999, 2000, 2001, 2002 and 2003. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes contained elsewhere in this Form 10-K. Certain amounts of the preceding years have been reclassified to conform to the current year's presentation.

                                                                       FISCAL YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------------
                                                           2003         2002        2001        2000         1999
                                                       -----------  -----------  ----------  -----------  ----------
                                                             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE DATA)
INCOME STATEMENT DATA:
   Net sales.......................................     $ 239,905    $ 212,693   $ 198,187    $ 194,463   $ 190,603
   Cost of goods sold before restructuring and
      unusual charges..............................       132,253      119,390     117,296      116,945     109,778
   Restructuring and unusual charges...............            --        1,617       1,198           --          --
                                                       -----------  -----------  ----------  -----------  ----------
   Gross profit....................................       107,652       91,686      79,693       77,518      80,825
   Selling, general and administrative expenses
     before restructuring and unusual charges......        73,759       64,303      61,768       65,356      58,990
   Restructuring and unusual charges...............            --          496       4,495           --          --
   Amortization of excess reorganization
     value and goodwill............................            --           --       4,390        4,500       4,572
                                                       -----------  -----------  ----------  -----------  ----------
   Operating income................................        33,893       26,887       9,040        7,662      17,263
   Other (income) expense, net.....................          (852)       1,311         538         (911)     (1,505)
   Interest expense................................        18,861       17,989      18,639       17,766      15,639
   Foreign exchange (gain) loss....................       (11,266)          85      (1,803)        (297)      1,478
   Loss on early extinguishment of debt............            --        3,265       1,091           --          --
                                                       -----------  -----------  ----------  -----------  ----------
   Income (loss) before income taxes...............        27,150        4,237      (9,425)      (8,896)      1,651
   Income taxes....................................        10,157        2,450       3,375        1,293       5,276
                                                       -----------  -----------  ----------  -----------  ----------
   Net income (loss)...............................     $  16,993    $   1,787   $ (12,800)   $ (10,189)  $  (3,625)
                                                       -----------  -----------  ----------  -----------  ----------
                                                       -----------  -----------  ----------  -----------  ----------
   Basic earnings (loss) per share.................     $    1.72    $    0.25   $   (1.81)   $   (1.53)  $   (0.54)
   Diluted earnings (loss) per share...............     $    1.68    $    0.25   $   (1.81)   $   (1.53)  $   (0.54)

BALANCE SHEET DATA (AS OF YEAR-END):
   Cash and cash equivalents.......................     $  42,609    $  19,484   $   6,503    $   2,423   $   3,519
   Working capital, net (1)........................        92,758       85,558      75,685       65,443      70,952
   Property, plant and equipment, net of
     accumulated depreciation......................        15,042       15,318      16,834       21,142      22,860
   Total assets....................................       291,804      222,953     199,423      195,579     209,611
   Total debt, including current portion...........       123,944      124,154     114,385      103,798     108,226
   Accrued dividends payable (2)...................            --        8,155       5,779        3,676       1,815
   Deferred income taxes and other long-term
     liabilities...................................         4,836        2,056       1,128          495          66
   13% Pay-in-Kind redeemable preferred
     stock (2).....................................            --       11,715      11,571       11,333      11,096
   Cash dividends declared per common
     share.........................................            --           --          --           --          --
   Total stockholders' equity......................       121,914       48,209      42,220       52,260      63,637

OTHER FINANCIAL DATA:
   NET CASH PROVIDED (USED IN):
     Operating activities..........................     $  21,917    $  12,002   $  (9,122)   $   5,241   $     876
     Investing activities..........................       (31,747)      (1,902)     (1,137)      (4,799)     (4,649)
     Financing activities..........................        28,701        1,402      14,397       (1,269)      4,696
     Capital expenditures..........................        (1,963)      (1,902)     (1,478)      (3,558)     (4,821)


   EBITDA (3) (Unaudited)..........................     $  50,913    $  29,631   $  19,607    $  18,248   $  27,319
   EBITDA margin (3) (Unaudited)...................          21.2%        13.9%        9.9%         9.4%       14.3%
   Restructuring and unusual charges (4)...........            --        2,520       5,693           --          --

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

(2) The 13.0% Pay-in-Kind preferred stock was subject to mandatory redemption six months after the maturity of the Notes. On June 11, 2003, all of the 13% Pay-In-Kind redeemable Preferred Stock were repurchased by us for cancellation together with all accrued and unpaid dividends.

(3) EBITDA is defined as earnings (net income) before interest, income and capital taxes and depreciation and amortization. EBITDA includes restructuring charges, and other unusual items if it is reasonably likely that they will recur within two years. This non-GAAP financial measure does not replace the presentation of GAAP financial results, specifically EBITDA as an alternative to cash flows as a measure of liquidity or as an alternative to net income as a measure of operating performance, but is provided to enhance overall understanding of the Company's current financial performance and prospects for the future. The Company's management believes that non-GAAP financial results provide useful information to both management and investors regarding certain additional financial and business trends relating to its financial condition and results from operations. In addition, management uses certain non-GAAP financial measures for reviewing the Company's financial results and evaluating its financial performance. It should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. We view EBITDA as mostly an indicator of our operating performance and, therefore, the nearest GAAP measure is net income. The following is a reconciliation of our EBITDA to our net income:

                                                                FISCAL YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------------------
                                                2003          2002         2001         2000            1999
                                            -----------   -----------   -----------  ------------   ------------
                                                                (IN THOUSANDS OF U.S. DOLLARS)
     Net income (loss) ...................  $  16,993       $ 1,787      $ (12,800)    $ (10,189)      $(3,625)
     Income taxes ........................     10,157         2,450          3,375         1,293         5,276
     Depreciation and amortization........      4,177         3,620          8,869         9,001         8,901
     Capital taxes........................        725           518            588           506           405
     Interest.............................     18,861        17,989         18,639        17,766        15,639
     Loss on early extinguishment of debt.         -          3,265          1,091           -             -
     Other................................         -              2           (155)         (129)          723
                                            -----------   -----------   -----------  ------------   ------------
     EBITDA...............................   $ 50,913       $29,631      $  19,607     $  18,248       $27,319
                                            -----------   -----------   -----------  ------------   ------------
                                            -----------   -----------   -----------  ------------   ------------

     Under the terms of the Company's short and long-term debt agreements, restructuring and other unusual or non-recurring items would be added back to EBITDA. Included in EBITDA for the year ended December 31, 2003 is a foreign exchange gain of $11.3 million.

(4) Restructuring and unusual charges of $2.5 million in 2002 includes $2.1 million of restructuring charges (see Restructuring Reserves), of which $1.6 million is recorded under cost of goods sold and $0.5 million in selling, general and administrative expenses. The balance of $0.4 million is recorded in the Other income (expense) line and includes primarily unusual charges of $0.3 million related to an unsuccessful acquisition bid, and $0.6 million related to an estimated environmental remediation for one of our properties, partially offset by a foreign exchange gain of $0.6 million which resulted from the translation of our U.S. dollar denominated long-term debt, 50% of which is held by the Canadian subsidiary, Sport Maska Inc.

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

         Fiscal year 2003 was a solid year for the Company's hockey equipment business. Revenue and margins grew in every category - sticks, skates, helmets, protective and goalie - for a total increase of 17% in sales and 22.5% in gross margin. The Company's biggest gains came in the stick and skate categories, fuelled by the new Vector one-piece composite hockey sticks and growth in the performance skate segment. These products and others targeted at elite players allowed the Company to continue its momentum and overall leadership position in the hockey equipment industry.

         In 2003, the apparel business got off to a slow start with sales in the first half down by 7.8% but sales in the second half rebounded up 9.4% compared to the same periods in 2002 to finish up 4% for the year. As indicated earlier in the year, the soft first half results were primarily a result of small market teams advancing far into the NHL playoffs and thus affecting sales of replica jerseys. In the second half, sales of the NHL "Vintage" series significantly contributed to the growth in sales. The Company expects the momentum in the "Vintage" series of jerseys and related apparel products to continue in 2004. In 2003, we also expanded our footprint in apparel business through the acquisition of Roger Edwards Sport Ltd., a casual apparel company that operates under several licensed properties, including the NCAA, the Canadian Football League and Team Canada.

         Although we acknowledge that there has been a great deal of discussion about a potential NHL work stoppage in 2004, we believe that the Company is well positioned to manage through any interruption in the NHL season, if necessary. While sales in the apparel segment would decrease during an interruption in play, we believe that the equipment side would be unaffected and overall the Company's results would continue to be profitable.

         From a balance sheet perspective, we have significantly reduced our debt load through the redemption of our 13% Pay-in-Kind Preference Stock and the generation of $21.0 million in cash from operations to finish the year with $42.6 million in the bank.

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

RESULTS OF OPERATIONS

         Our results of operations as a percentage of net sales for the periods indicated were as follows:

                                                                         2003              2002             2001
                                                                    ------------       ------------     ------------
                                                                                            %
Net sales......................................................         100.0             100.0            100.0
Cost of goods sold before restructuring and unusual charges ...          55.1              56.1             59.2
Restructuring and unusual charges..............................          --                 0.8              0.6
                                                                    ------------       ------------     ------------
Gross profit...................................................          44.9              43.1             40.2
Selling, general and administrative expenses before
   restructuring and unusual charges...........................          30.7              30.2             31.2
Restructuring and unusual charges..............................          --                 0.2              2.3
Amortization of excess reorganization value and
   goodwill....................................................          --                --                2.2
                                                                    ------------       ------------     ------------
Operating income...............................................          14.2              12.7              4.5
Other (income) expense, net....................................          (0.3)              0.6              0.3
Interest expense...............................................           7.9               8.5              9.3
Foreign exchange gain..........................................          (4.7)             --               (0.9)
Loss on early extinguishment of debt...........................          --                 1.5              0.6
                                                                    ------------       ------------     ------------
Income (loss) before income taxes..............................          11.3               2.1             (4.8)
Income taxes...................................................           4.2               1.2              1.7
                                                                    ------------       ------------     ------------
Net income (loss)..............................................           7.1               0.9             (6.5)
                                                                    ------------       ------------     ------------
                                                                    ------------       ------------     ------------
EBITDA (1).....................................................          21.2              13.9              9.9
                                                                    ------------       ------------     ------------
                                                                    ------------       ------------     ------------

(1) EBITDA is defined as earnings (net income) before interest, income and capital taxes and depreciation and amortization. EBITDA includes restructuring charges, and other unusual items if it is reasonably likely that they will recur within two years. This non-GAAP financial measure does not replace the presentation of GAAP financial results, specifically EBITDA as an alternative to cash flows as a measure of liquidity or as an alternative to net income as a measure of operating performance, but is provided to enhance overall understanding of the Company's current financial performance and prospects for the future. The Company's management believes that non-GAAP financial results provide useful information to both management and investors regarding certain additional financial and business trends relating to its financial condition and results from operations. In addition, management uses certain non-GAAP financial measures for reviewing the Company's financial results and evaluating its financial performance. It should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. We view EBITDA as mostly an indicator of our operating performance and, therefore, the nearest GAAP measure is net income. The following is a reconciliation of our EBITDA to our net income:

                                                                    FISCAL YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------
                                                                    (IN THOUSANDS OF U.S. DOLLARS)
                                                              2003                2002               2001
                                                          ------------        -----------        -----------
    Net income (loss) ..........................          $  16,993            $ 1,787           $ (12,800)
    Income taxes ...............................             10,157              2,450               3,375
    Depreciation and amortization ..............              4,177              3,620               8,869
    Capital taxes...............................                725                518                 588
    Interest....................................             18,861             17,989              18,639
    Loss on early extinguishment of debt........               --                3,265               1,091
    Other.......................................               --                    2                (155)
                                                          ------------        -----------        -----------
    EBITDA......................................          $  50,913           $ 29,631           $  19,607
                                                          ------------        -----------        -----------
                                                          ------------        -----------        -----------

Under the terms of the Company's short and long-term debt agreements, restructuring and other unusual or non-recurring items would be added back to EBITDA. Included in EBITDA for the year ended December 31, 2003 is a foreign exchange gain of $11,266.

2003 COMPARED TO 2002

         Net sales grew by 12.8% to $239.9 million from $212.7 million in 2002.

         The equipment business grew by 17%. The growth in equipment sales was fueled by our Stick and Skate categories, in particular our performance ice skates and Vector one-piece composite hockey sticks. These products, as well as the overall selection of products, are enabling us to maintain our overall leadership position in the industry and improve market share in specific categories.

         The apparel business grew by 4% compared with a year ago, mainly as a result of the positive foreign exchange fluctuations. The apparel business was impacted in the first half of the year due to small market teams advancing far into the NHL playoffs and negatively affecting sales of replica jerseys. Our "Vintage" series line was a success story at retail and we expect the momentum in this series of jerseys to continue in 2004.

         Geographically, sales in Canada and Europe continue to demonstrate strength while the United States economy provides greater challenge. Foreign exchange rate fluctuations play a part in the reported results. Sales in 2003 were positively impacted by approximately $20.6 million compared with a year ago on a constant dollar basis. Similarly, operating and other expenses are negatively impacted, mitigating the overall impact on the Company's reported earnings. While the Company reports in U.S. dollars, it has significant exposure to the Canadian dollar, the Euro and the Swedish krona. Our Canadian subsidiary is also exposed to the U.S. dollar because 50% of our long-term debt is held by the Canadian subsidiary.

         Gross profit was $107.7 million in 2003 compared to $91.7 million in 2002, an increase of 17.4%. Measured as a percentage of net sales, gross margin increased to 44.9% in 2003 from 43.1% in 2002. The gross profit before restructuring and unusual charge in 2002 was $93.3 million.

         The gross margins for the equipment business as a percentage of sales grew to 42.0% from 40.2% in 2002, mainly attributable to product mix.

         Apparel gross margins as a % of sales increased to 51.3% from 48.9% in 2002, mainly related to an overall reduction in product costs due to overall operational efficiencies.

         Selling, general & administrative expenses increased as a percentage of sales to 30.7% of 2003 sales from 30.2% of total 2002 sales. In dollar terms, there was an increase to $73.8 million in 2003 from $64.3 in 2002. The increase was principally related to the movement in exchange rates as mentioned above and was also attributable to expenses directly related to the increased sales and research and development expenses.

         Operating income for the year ended December 31, 2003 was $33.9 million compared to $26.9 million or $29.0 million excluding the restructuring charges, in the year ended December 31, 2002.

         As a result of the above, EBITDA, as defined earlier, increased by $21.3 million to $50.9 million for 2003 compared to $29.6 million in the year ended December 31, 2002. Included in the increase was approximately $13.0 million resulting from the foreign exchange translation of the 50% portion of U.S. dollar denominated long-term debt held by our Canadian subsidiary.

         Other income of $0.9 million consisted primarily of $0.5 million related to the gain on sale of our Drummondville manufacturing facility which had become redundant and closed in December 2002. Other expense of $1.3 million in 2002 consisted primarily of $0.3 million related to the unsuccessful bid to acquire the Rollerblade division from the Benetton Group and $0.6 million related to an estimated environmental remediation for one of our properties.

         Interest expense including amortization of deferred financing costs ($1.3 million and $1.4 million in 2003 and 2002, respectively) and the dividend on the 13% Pay-In-Kind redeemable Preferred Stock ($2.0 million and $2.5 million in 2003 and 2002, respectively) increased to $18.9 million in 2003 compared to $18.0 million in 2002. The increase in 2003 was mainly attributable to the movement in exchange rates and it reflects a full year of interest on the high-yield Secured Notes which were issued in April 2002.

         Included in foreign exchange gain of $11.3 million in 2003 was a foreign exchange gain of approximately $13.0 million for the year ended December 31, 2003 which resulted from the translation of our U.S. dollar denominated long-term debt, 50% of which is held by our Canadian operating company with a functional currency of the Canadian dollar.

         The loss on early extinguishment of debt of $3.3 million in 2002 consisted of the write-off of deferred financing costs as a result of the extinguishment of the Caisse de depot et placement du Quebec ("Caisse") loan in April 2002.

         Income before income taxes was $27.2 million in 2003 compared to $4.2 million for 2002.

         Our net income attributable to common stockholders for the year ended December 31, 2003 was $17.0 million compared to $1.8 million for the year ended December 31, 2002.

2002 COMPARED TO 2001

         Net sales grew by 7.3% in 2002 to $212.7 million from $198.2 million in 2001. The increase was primarily due to higher apparel, ice skates and sticks sales. Apparel sales were strong again with an increase of 13.1%, or $8.2 million, over 2001. Much of this improvement was a result of our strategy to get orders for the NHL season out before opening night. Skate sales increased 4.3%, or $2.0 million, over 2001, mainly related to our new line of recreational skates as part of our endorsement relationship with Olympic Gold Medal skaters Jamie Sale and David Pelletier. Stick sales increased 9.3%, or $2.7 million, over 2001, mainly attributable to the strong demand for our CCM Vector one-piece full composite stick.

         Gross profit was $91.7 million in 2002 compared to $79.7 million in 2001, an increase of 15.1%. Measured as a percentage of net sales, gross margin increased to 43.1% in 2002 from 40.2% in 2001. The increase was mainly attributable to our apparel and protective categories. Apparel margins were significantly up from 2001, which was due to a healthy product mix weighted towards high margin licensed jerseys, as well as an overall reduction in product costs due to efficiencies in our manufacturing processes, partially reflecting the benefits of restructuring efforts in 2001. Protective margins were also significantly up in 2002, due to our new Koho protective line and significant margin improvement in our low entry level glove line. The gross profit before restructuring and unusual charge was $93.3 million in 2002 compared to $80.9 million in 2001.

         Selling, general & administrative expenses before restructuring and unusual charges decreased as a percentage of sales to 30.2% of 2002 sales from 31.2% of total 2001 sales. In dollar terms, there was an increase to $64.3 million in 2002 from $61.8 in 2001. This increase was mainly related to increases in NHL related expenses, selling and marketing variable expenses and research and development expenses. Our NHL related expenses were the contractual increase of $1.3 million through royalties paid to National Hockey League Enterprises, LP and additional NHL team marketing expenses related to having the right to produce and market authentic team jerseys for all 30 NHL teams. Our selling and marketing variable expenses increased by $0.7 million related to higher sales. Our research and development expenses increased by $0.3 million as we continued to invest more dollars in product development.

         Operating income for the year ended December 31, 2002 was $26.9 million compared to $9.0 million in the year ended December 31, 2001. We did not amortize any goodwill or excess reorganizational value in 2002, whereas in 2001 we recorded an amortization of $4.4 million. (See "Intangible Assets".)

         In 2002 we recorded a total restructuring charge of $2.1 million compared to $5.7 million in 2001 (See "Restructuring Reserves").

         Other expense consists primarily of $0.3 million related to the unsuccessful bid to acquire the Rollerblade division from the Benetton Group and $0.6 million is related to an estimated environmental remediation for one of our properties.

         EBITDA, as defined earlier, increased by 51.0% to $29.6 million for 2002 compared to $19.6 million 2001.

         Interest expense including amortization of deferred financing costs ($1.4 million and $2.7 million in 2002 and 2001, respectively) and the dividend on the 13% Pay-In-Kind redeemable Preferred stock ($2.5 million and $2.3 million in 2002 and 2001, respectively) decreased to $17.9 million in 2002 compared to $18.6 million in 2001.

         Included in foreign exchange loss (gain) is a foreign exchange gain of $0.6 million for the year ended December 31, 2002 which resulted from the translation of our U.S. dollar denominated long-term debt, 50% of which is held by our Canadian operating company with a functional currency of the Canadian dollar.

         As a result of the extinguishment of the Caisse loan, we wrote off $3.3 million of deferred financing costs in 2002 (See "Liquidity and Capital Resources"). In 2001, as a result of the substantive modification to the terms of our long-term debt with Caisse which was fully repaid in 2002, we wrote off $1.1 million of deferred financing costs.

         Income before income taxes was $4.2 million in 2002 versus a loss before income taxes of $9.4 million for 2001.

         Our net income attributable to common stockholders for the year ended December 31, 2002 was $1.8 million compared to a $12.8 million net loss for the year ended December 31, 2001.

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

         Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Based on our performance in 2003 and our projected future earnings and taxable income, we have not recorded a valuation allowance on the temporary differences (other than net operating loss and investment tax credits as we did in 2001) and recognized a deferred tax asset as at December 31, 2003. As a result, our effective tax rate has changed from approximately (36%) in the year ended December 31, 2001 to approximately 37% in the year ended December 31, 2003.

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

         We are currently undergoing an audit by the Canada Revenue Agency for its 1996 to 2001 taxation years, which includes transfer pricing and other matters for which an accrual has been recorded. It is not possible at this time to determine the amount of the final liability that may arise as a result of this audit and the actual assessment may differ significantly from our current estimate.

LIQUIDITY AND CAPITAL RESOURCES

         On June 11, 2003, The Hockey Company Holdings Inc. ("THC Holdings") completed its initial public offering for the issue of 4,500,000 common shares (the "Offering") for proceeds of $47.2 million (Cdn$64.1 million), net of issue fees and expenses of approximately $5.8 million (Cdn$7.8 million). On July 11, 2003, the underwriters exercised their over-allotment option, which resulted in the issuance of an additional 429,200 common shares for proceeds of $4.6 million (Cdn$6.4 million), net of issue fees and expenses of $0.4 million (Cdn$0.5 million). THC Holdings participated in a reorganization with us whereby THC Holdings, which had incorporated Hockey Merger Co. ("Subco") on February 24, 2003, and Subco entered into a merger agreement on April 2, 2003 with us and whereby Subco merged into us. In return for proceeds from The Offering, THC Holdings received 4,929,200 shares of a new class of our voting common stock, representing all of our outstanding voting common stock. Each existing holder of common stock received one share of our non-voting exchangeable common stock (the "Exchangeable Shares") for each share of common stock held. Each holder of an Exchangeable Share has the right to exchange one Exchangeable Share for one common share of THC Holdings, subject to certain adjustments in the event, among others things, of stock splits or similar events. The delivery of the common shares upon exercise of the put right shall be subject to applicable U.S. securities laws. We have accounted for the merger as a continuity of The Hockey Company as a transaction between related parties and, accordingly, the consolidated financial statements of THC Holdings will be prepared using the historical cost basis as though both THC Holdings and The Hockey Company had been combined since inception.

         On March 28, 2003, we, THC Holdings and certain of our subsidiaries entered into a new ten-year license agreement (the "New NHL License Agreement") with the NHL, which became effective upon pre-payment of certain royalties in the amount of $30.0 million received in the Offering. In addition, THC Holdings granted to the NHL an option to purchase 75,000 shares at $11.77 per share (Cdn$16.00 per share). Under the term of the New NHL License Agreement, the prepaid NHL royalty and the fair value of the options will be expensed over the terms of the agreement based on the schedule of royalty payments.

         In addition to the above, our anticipated financing requirements for short-term working capital and long-term growth, future capital expenditures and debt service are expected to be met through cash generated from our operations and borrowings under our credit facilities. Effective November 19, 1998, one of our U.S. subsidiaries, Maska U.S., Inc., as the borrower, and the credit parties named therein entered into a credit agreement with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender for a period of three years. Simultaneously, one of our Canadian subsidiaries, Sport Maska Inc., as the borrower, and the credit parties named therein entered into a credit agreement with the lenders referred to therein and General Electric Capital Canada Inc., as Agent and Lender for a period of three years (together with General Electric Capital Corporation, "GECC"). The GECC credit agreements are collateralized by all accounts receivable, inventories and related assets of the borrowers and our other North American subsidiaries, and are further collateralized by a second lien on all of our and our North American subsidiaries' other tangible and intangible assets. The GECC credit agreements were further extended and amended on October 17, 2002 for a period of three years in connection with the issuance in April 2002 of the 11.25% Senior Secured Note Units due in 2009, to reflect the repayment in full of the Caisse term loans and to maximize the amount of loans and letters of credit under the two credit agreements to $35.0 million and $7.0 million, respectively. Under the terms of the Notes, such indebtedness cannot exceed $35.0 million and must be repaid in full at least once a year. We have met the requirement for the annual repayment in full for 2003. Total borrowings under the GECC credit agreements as at December 31, 2003 and December 31, 2002 were nil including borrowings under our Jofa facility (as described below) (excluding $7.0 million and $5.3 million of letters of credit outstanding, respectively). As at December 31, 2003, borrowings under the U.S. credit agreement bear interest at rates between U.S. prime plus 0.25% to 1.00% or LIBOR plus 1.50% to 2.50% depending on The Hockey Company's Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the Canadian credit agreement bear interest at rates between the Canadian prime rate plus 0.50% to 1.25%, the U.S. prime rate plus 0.25% to 1.00% and the Canadian Bankers' Acceptance rate or LIBOR plus 1.50% to 2.50% depending on The Hockey Company's Operating Cash Flow Ratio, as defined in the agreement. In addition, we are charged a monthly commitment fee at an annual rate of 1/4 to 3/8 of 1% on the unused portion of the revolving credit facilities and certain other fees under the credit agreements.

         The GECC credit agreements contain customary negative and affirmative covenants including those relating to capital expenditures, minimum interest coverage and fixed charges coverage ratio. The GECC credit agreements restrict, among other things, the ability to pay cash dividends and to transfer cash in the form of advances or dividends to THC Holdings, except for the repayment of a $10 million loan payable bearing interest at 11.25% per annum.

         On November 19, 1998, in connection with the acquisition of Sports Holdings Corp., we entered into a credit agreement with Caisse to borrow Canadian $135.8 million for a period of two years. The loan was further extended and amended into two facilities on March 14, 2001 (Facility 1--Canadian $90 million due September 30, 2004 and Facility 2--Canadian $45.8 million due October 31, 2002). Each Facility bore interest equal to the Canadian prime rate plus 5% and Facility 2 bore additional interest of 3.5% which was to be capitalized and repaid on the maturity of Facility 2. On March 8, 2002 we acquired an option from the lender to extend the maturity of Facility 2 plus capitalized interest to February 28, 2003. The amended credit agreement was terminated in connection with the issuance of the Units in April 2002.

         On April 3, 2002, we completed a private offering of $125 million aggregate principal amount of 11 1/4% Senior Secured Note Units due April 15, 2009 (the "Units"), at a price of 98.806%, each such Unit consisting of $500 principal amount of 11 1/4% Senior Secured Notes due April 15, 2009 of the Company and $500 principal amount of 11 1/4% Senior Secured Notes due April 15, 2009 of Sport Maska Inc., our wholly-owned subsidiary. An offer to exchange all of the outstanding Units for 11 1/4% Senior Secured Note Units due 2009 (the "Exchange Units"), which have been registered with the United States Securities and Exchange Commission under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 2002, was completed on September 20, 2002. The terms of the Exchange Units (and the underlying Exchange Notes) and those of the outstanding Units (and underlying Notes) are identical, except that the transfer restrictions and registration rights relating to the Units do not apply to the Exchange Units; therefore, for purposes of this report on Form 10-K, any reference to "Unit" refers to both Units and Exchange Units and any reference to "Note" refers to both Notes and Exchange Notes.

         The Notes are fully and unconditionally guaranteed by all of our restricted subsidiaries, excluding the Finnish subsidiaries. The stock of the first-tier Finnish subsidiary was pledged and the security interest in the assets of our Swedish subsidiaries is limited to $15.0 million. Among the financial covenants in the indenture, our ability to borrow under the revolving credit facilities is restricted to a maximum of $35.0 million and the payments of dividends or repurchases of stock are limited.

         The Company and Sport Maska Inc. may repurchase the Units in the open market from time to time.

         The proceeds of $123.5 million from the sale of the Units were used by us (i) to repay all outstanding secured loans under the Amended and Restated Credit Agreement with Caisse, dated March 14, 2001, (ii) to pay down secured indebtedness under the U.S. and Canadian credit agreements with GECC, (iii) to pay fees and expenses for the offering and (iv) for general corporate purposes. The Amended and Restated Credit Agreement with Caisse and any documents related thereto were terminated and are of no further force and effect.

         Jofa AB, our Swedish subsidiary, has entered into a credit agreement with Nordea Bank in Sweden. The maximum amount of loans and letters of credit that may be outstanding under the agreement is SEK 90 million (approximately $12.5 million). The facility is collateralized by the assets of Jofa AB, bears interest at a rate of STIBOR (currently 2.95 %) plus 0.90%, matures on December 31, 2004 and is renewable annually. Total borrowings were nil as at December 31, 2003 and December 31, 2002 (excluding $0.4 million and $1.6 million letters of credit outstanding, respectively). Management believes that the credit agreement can be renewed or refinanced upon maturity. If this agreement cannot be renewed or financed with Nordea Bank, the Company will seek alternate sources of financing to replace this agreement. In addition, Jofa AB entered into a separate credit agreement with Nordea Bank in May 2000 to borrow SEK 10 million, or approximately $1.4 million. The loan had a term of four years with annual principal repayments of SEK 2.5 million, or approximately $0.3 million. The loan was secured by a chattel mortgage on the assets of Jofa AB and bore an interest rate of STIBOR plus 1.25%. The balance of this loan was repaid on March 3, 2003.

         Effective July 10, 2001, KHF Finland Oy, our Finnish subsidiary, entered into a credit agreement with Nordea Bank in Finland. The maximum amount of loans and letters of credit that may be outstanding under the agreement is EUR 2.4 million (approximately $3.0 million). The facility bears interest at a rate of EURIBOR (2.09% at December 31, 2003) plus 0.9%. Total borrowings as at December 31, 2003 and December 31, 2002 were nil. Management believes that the credit agreement will be renewed or refinanced upon maturity.

         There are no off-balance sheet financing arrangements.

         The peak borrowings under our credit agreements for the years ended December 31, 2003 and 2002, were as follows:

                                         NORTH AMERICA                                     EUROPE
                        -----------------------------------------------    ------------------------------------------
                                                         (IN THOUSANDS OF U.S. DOLLARS)
Three months ended                 2003                   2002                    2003                     2002
                                   ----                   ----                    ----                     ----
March 31                          $    -                 $12,498                $    -                    $1,803
June 30                            5,021                  13,683                 1,668                     4,121
September 30                       9,680                  10,343                 6,131                     5,071
December 31                        3,336                  12,472                 4,270                     2,785

         Cash provided by operating activities during the year ended December 31, 2003, was $21.1 million compared to $12.0 million in 2002. Net income was $17.0 million in 2003 compared to $1.8 million in 2002. EBITDA was $50.9 million for the year ended December 31, 2003 compared to $29.6 million in 2002. Inventory and accounts receivable increased by $5.2 million and $4.6 million, respectively, from December 31, 2002 to December 31, 2003. Inventory and accounts receivable were negatively affected by the currency fluctuations as they both improved year over year on a constant dollar basis. Cash used in investing activities was $32.1 million compared to $1.9 in 2002, primarily due to the $30.0 million royalty pre-payment under the New NHL License Agreement.

         Cash provided by financing activities during the year ended December 31, 2003 was $29.2 million compared to $1.4 million in 2002. In 2003, proceeds from the initial public offering of THC Holdings received by us through the issue of shares by us to THC Holdings were partially used to finance the repurchase of the 13% Pay-In-Kind Preferred Stock, whereas, in 2002 proceeds from the offering of the Units, were partially used to refinance other long-term debt and to reduce the operating line of credit.

         Our cash balance as at December 31, 2003 was $42.6 million compared to $19.5 million in 2002.

         During the year ended December 31, 2003, the foreign exchange translation adjustment was a positive $14.1 million, which was a result of the strengthening Canadian dollar against the U.S. dollar, compared to $4.2 million in 2002.

         We follow the customary practice in the sporting goods industry of offering extended payment terms to creditworthy customers on qualified orders. Our working capital requirements generally peak in the second and third quarters as we build inventory and make shipments under these extended payment terms.

CONTRACTUAL OBLIGATIONS

         Certain of our subsidiaries lease office and warehouse facilities and equipment under operating lease agreements. Certain of our subsidiaries have also entered into agreements that call for royalty payments generally based on net sales of certain products and product lines. Certain agreements require guaranteed minimum payments over the royalty term. We also pay the NHL, CHL and certain professional players, teams and other leagues an endorsement fee in exchange for the promotion of our brands. Furthermore, we have repayment obligations on our long-term debt. The following is a schedule of future minimum payments and annual obligations under these commitments, as well as the repayment of our 11.25% Senior Secured Note Units due 2009:

                                                                            11.25% SENIOR
                                                                          SECURED NOTE UNITS
                            OPERATING LEASES           ROYALTIES               DUE 2009                 TOTAL
                            ----------------           ---------               --------                 -----
                                           (IN THOUSANDS OF U.S. DOLLARS)
2004                              $3,419                $ 15,357                   -                    $ 18,776
2005                               1,086                  13,397                   -                      14,483
2006                                 852                  12,530                   -                      13,382
2007                                 791                  12,603                   -                      13,394
2008 and beyond                      824                  81,550                 125,000                 207,374
                                  ------                --------                --------                --------
                                  $6,972                $135,437                $125,000                $267,409
                                  ======                ========                ========                ========

RESTRUCTURING RESERVES

         In 2001, we initiated a plan to rationalize operations and consolidate facilities. This rationalization involved the elimination of certain redundancies, both in terms of personnel and operations as well as the consolidation of facilities including the closure of the Mount Forest, Ontario plant, and the Paris, France sales office, and the consolidation of North American distribution into Canada. Approximately 380 employees were affected by this decision, of which 240 were from the apparel segment. Accordingly, reserves of approximately $5.7 million were set up for the expected cost of the restructuring. Of this amount, approximately $4.3 million was to cover the cost of severance packages to affected employees, with the remainder representing other closure costs. There were no balances outstanding as at December 31, 2003 (December 31, 2002 - $0.2 million).

         In October 2002, we decided to close three of our North American manufacturing units effective December 2002 in order to reduce excess capacity and achieve greater operating efficiencies. Approximately 160 employees were affected by this decision, of which approximately 50 are from the apparel segment. Accordingly, we set up a restructuring reserve of approximately $2.1 million, of which approximately $1.3 million is to cover the cost of severance packages to affected employees, with the remainder representing other closure costs. There were no balances outstanding as at December 31, 2003 (December 31, 2002 - $0.9 million).

         In January 2004, we announced the closure effective April 2004 of our Apparel Sewing facility in Cap de la Madeleine, Quebec. We will centralize all apparel operations in our Apparel factory in St-Hyacinthe, Quebec in order to maximize the utilization of that facility. Approximately 170 employees from the apparel segment will be affected by this decision and, accordingly, we will incur restructuring costs of approximately $0.3 million mainly related to severance packages to the affected employees.

EVENTS AND UNCERTAINTIES

         The collective bargaining agreement between the NHL and the NHL Players' Association expires September 15, 2004. The popularity of the NHL affects the sales of our hockey equipment and hockey-related apparel. Our brands receive significant on-ice exposure as a result of our license agreement with the NHL. In the event of a labour dispute resulting in a work stoppage, the popularity of the NHL could suffer and our brands will not receive any on-ice exposure during NHL games. This, together with the absence of in-stadium sales during a work stoppage, would significantly affect our apparel sales. In addition, in the event of a labour dispute resulting in a work stoppage, we will continue to have certain royalty payment obligations, although reduced, under the New NHL License Agreement. Management has been extremely pro-active in anticipation of a work stoppage and believes that it has taken appropriate measures to minimize the impact on our operations and financial position. In the event of a work stoppage, the term of our agreement with the NHL will be extended.

         We in the normal course of business are exposed to market risk from changes in foreign currency exchange rates and interest rates (See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk").

ACQUISITION OF DISTRIBUTOR NORBERT EWALD GMBH IN GERMANY

         On January 5, 2004, we acquired the assets of Norbert Ewald GmbH (Ewald Sport Service) for a total cost of approximately $1.3 million. Ewald, a former distributor of our products, is a leading hockey equipment distributor in Germany. This acquisition will continue to strengthen our existing presence in the Central European hockey market.

T'BLADE JOINT VENTURE

         On January 16, 2004, we purchased a 33 1/3% ownership stake in t'blade Inc., the exclusive marketer and distributor of t'-blade replaceable ice skate blade products and technology in North America, for US approximately $0.08 million (Cdn $0.1 million), as well as an advance of US$0.5 million (Cdn $0.7 million). The remaining shares are owned by Graf Canada Ltd. (33 1/3%) and t'blade Gmbh (33 1/3%).


RELATED PARTY TRANSACTIONS

         In 2003, we were charged a management fee of $0.1 million (2002 - $0.1 milion, 2001 - $0.1 million) by Wellspring Capital Management LLC, an affiliate of the controlling shareholder, $0.2 million of which was unpaid at December 31, 2003.

RESEARCH AND DEVELOPMENT

         Costs for new product research and development as well as changes to existing products are expensed as incurred and totaled approximately $1.9 million and $2.4 million (before any research and development tax credits) for the years ended December 31, 2002 and 2003, respectively.

INTANGIBLE ASSETS AND EXCESS REORGANIZATIONAL VALUE

         We have a significant amount of intangible assets on our balance sheet. As at December 31, 2003, (excluding $31.2 million intangible - prepaid NHL Royalty) we had $71.2 million (2002 - $65.3 million) representing 24.4% (2002 - 29.3%) of total assets. This goodwill is comprised of two components. Upon the acquisition of Sports Holdings Corp., we recognized $53.1 million of goodwill. This amount, being the difference between the purchase price and the amount of tangible net assets acquired, represents the value of the brands acquired. JOFA, KOHO, Canadien, Titan and Heaton are world class hockey brands and management believes that there is a significant long-term earnings potential to be realized from these brands. Accordingly, the amortization of this goodwill was over 25 years until January 1, 2002 when we adopted the new rules on goodwill and other intangible assets. Goodwill is no longer amortized but is subject to an annual impairment test.

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


CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

         We believe that the estimates, assumptions and judgments involved in the accounting policies below have the greatest impact on our financial statements, so we consider these to be our critical accounting policies. Due to inherent uncertainty, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, the reserve for uncollectible accounts receivable, reserves for inventory obsolescence and similar reserves. These policies require that we make estimates in the preparation of our financial statements as of a given date. However, since our business cycle is relatively short, actual results related to these estimates are generally known within the six-month period following the financial statement date. Thus, these policies affect only the timing of reported amounts across two to three quarters.

         The estimates described below are reviewed from time to time and are subject to change if the circumstances warrant such change. The effect of such change is reflected in results of operations for the period in which the change is made.

         REVENUE RECOGNITION. Revenue is recognized when products are shipped to customers. Management believes that it has adequate reserves for returns, discounts, rebates, and co-operative advertising relating to these revenues.

         VALUATION OF ACCOUNTS RECEIVABLE. Approximately 57% of accounts receivable are denominated in currencies other than the U.S. Dollar. The value of these accounts is subject to gains and losses from exchange rate fluctuations. Also in valuing these accounts management uses estimates as to potential default rates. Should the default estimates change gains or losses would occur. Management believes that it has adequate reserves in place.

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

         INTANGIBLE ASSETS. The annual impairment test for goodwill and excess reorganization value is based on the projected discounted cash flows method and the EBITDA multiples approach which reflect management's assumptions and estimates of future revenue growth rates, profit margins, selling, general and administrative expenses, discount rates and multiples. Significant changes in these assumptions could result in an impairment charge relating to goodwill and excess reorganization value.

         RESEARCH AND DEVELOPMENT. Costs for new product research and development as well as changes to existing products are expensed as incurred.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. We adopted Statement 143 on January 1, 2003, and its adoption did not have material impact on our financial position or results of operations.

          On April 30, 2002, FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS No. 4, 44, and 64, AMENDMENT OF FASB STATEMENT No. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, if material in the aggregate. Due to the rescission of SFAS No. 4, the criteria in Opinion 30 will now be used to classify those gains and losses. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item has to be reclassified. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. We have adopted this Statement on January 1, 2003 upon which the loss on early extinguishment of debt incurred in 2000 and 2001 has been reclassified in accordance with the issued SFAS No. 145.

         In July 2002, FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at the time when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs at the date of an entity's commitment to an exit plan in Issue 94-3. We have adopted SFAS No. 146 on January 1, 2003 and there were no exit or disposal activities initiated during the fiscal year ended December 31, 2003.

         In November 2002, FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS ("FIN 45"), which requires certain guarantees to be recorded at fair value and increases the disclosure requirements for guarantees even if the likelihood of making any payments under the guarantee is remote. The increased disclosure requirements are effective for fiscal years ending after December 15, 2002 and were adopted by the Company in the consolidated financial statements for the year ended December 31, 2002. The provision of FIN 45 relating to initial recognition and measurement are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted these provisions of FIN 45 for guarantees issued or modified after December 31, 2002 on January 1, 2003 and no significant transition adjustment resulted from its adoption.

         In December 2002, FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. SFAS No. 148 amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, INTERIM FINANCIAL REPORTING to required disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The provision of SFAS No. 148 is applicable for fiscal years ending after December 15, 2002 and we have adopted this statement prospectively in our financial statements for the year ended December 31, 2003. The adoption resulted in an expense of $26,000 in the year ended
December 31, 2003.

         In January 2003, FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ACCOUNTING RESEARCH BULLETIN NO. 51 ("FIN 46"). FIN 46 requires the consolidation of variable interest entities ("VIE") in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46 are applicable to variable interests in VIE's created after January 31, 2003. For variable interest acquired before February 1, 2003, the provisions of FIN 46 are applicable in the first interim period after December 15, 2003. The application of FIN 46 did not have, and is not expected to have, a significant effect on our financial position and results of operations.

         On April 30, 2003, FASB issued SFAS No. 149, AMENDMENT OF SFAS 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 144 in its entirety or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and hedging relationships designated after September 30, 2003. However, the provisions of SFAS No. 149 that merely represent the codification of previous Derivatives Implementation Group decisions are already effective and should continue to be applied in accordance with their prior respective effective dates. We will apply the recommendation of SFAS No. 149 for future contracts and hedging relationships, if any, and believe the impact of this statement will not significantly affect its financial position and results of operations.

         On May 15, 2003, FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created of modified after May 31, 2003 and to other instruments at the beginning of the first interim period beginning after June 15, 2003. We have applied the recommendations of SFAS No. 150 for the year ended December 31, 2003 and have reclassified the 13% Pay-In-Kind Preferred Stock as liabilities as at December 31, 2002.

SEASONALITY AND SELECTED QUARTERLY DATA

         Sales of hockey equipment products are generally highly seasonal and in some instances are dependent on weather conditions. This seasonality causes our financial results to vary from quarter to quarter, with sales and earnings usually weakest in the first and second quarters. In addition, the nature of our business requires that in anticipation of the peak selling season for our products, we make relatively large investments in inventory. Relatively large investments in receivables consequently exist during and after such season.


                                                                    (UNAUDITED)
                                                 2003                                         2002
                              -------------------------------------------  -------------------------------------------
                                FIRST      SECOND      THIRD     FOURTH      FIRST      SECOND      THIRD     FOURTH
                               QUARTER    QUARTER     QUARTER    QUARTER    QUARTER    QUARTER     QUARTER    QUARTER
                              ---------  ---------   ---------  ---------  ---------  ---------   ---------  ---------
                                                 (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE DATA)
Income Statement Data:
Net sales.................     $37,779    $52,329     $81,119    $68,678    $34,161    $44,567     $72,696    $61,269
Gross profit..............      16,708     24,422      35,752     30,770     14,924     20,233      31,927     24,602
Net income (loss).........       1,006      3,780       7,885      4,322     (3,647)      (330)      2,759      3,005
Basic earnings (loss) per
   share..................        0.14       0.46        0.65       0.36      (0.51)     (0.05)       0.38       0.42
Diluted earnings (loss)
  per share...............        0.14       0.45        0.64       0.35      (0.51)     (0.05)       0.38       0.42
Other Financial Data:
EBITDA (1) ...............     $ 7,109    $13,433     $18,311    $12,060    $ 1,388    $ 8,771     $13,137    $ 6,335

(1) EBITDA is defined as earnings (net income) before interest, income and capital taxes and depreciation and amortization. EBITDA includes restructuring charges, and other unusual items if it is reasonably likely that they will recur within two years. This non-GAAP financial measure does not replace the presentation of GAAP financial results, specifically EBITDA as an alternative to cash flows as a measure of liquidity or as an alternative to net income as a measure of operating performance, but is provided to enhance overall understanding of the Company's current financial performance and prospects for the future. The Company's management believes that non-GAAP financial results provide useful information to both management and investors regarding certain additional financial and business trends relating to its financial condition and results from operations. In addition, management uses certain non-GAAP financial measures for reviewing the Company's financial results and evaluating its financial performance. It should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. We view EBITDA as mostly an indicator of our operating performance and, therefore, the nearest GAAP measure is net income. The following is a reconciliation of our EBITDA to our net income:


                                                                    (UNAUDITED)
                                                 2003                                         2002
                              -------------------------------------------  -------------------------------------------
                                FIRST      SECOND      THIRD     FOURTH      FIRST      SECOND      THIRD     FOURTH
                               QUARTER    QUARTER     QUARTER    QUARTER    QUARTER    QUARTER     QUARTER    QUARTER
                              ---------  ---------   ---------  ---------  ---------  ---------   ---------  ---------
                                                 (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE DATA)


Net Income (loss).......      $ 1,006   $  3,780    $ 7,885    $  4,322    $(3,647)   $  (330)   $  2,759    $  3,005

Income taxes............          292      2,915      4,880       2,070        106        262       4,374      (2,292)
Depreciation and
amortization............          969      1,044      1,034       1,130        916        940         946         818
Capital taxes...........          149        212        176         188        142        148          80         148
Interest................        4,693      5,482      4,336       4,350      3,872      4,485       4,978       4,654
Loss on early
  extinguishment of
  debt..................            -          -          -           -          -      3,265           -           -
Other...................            -          -          -           -         (1)         1           -           2
EBITDA..................      $ 7,109   $ 13,433    $18,311    $ 12,060    $ 1,388   $  8,771    $ 13,137    $  6,335

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We, in the normal course of doing business, are exposed to market risk from changes in foreign currency exchange rates and interest rates. Our principal currency exposures relate to the Canadian dollar and to certain European currencies. Management's objective regarding foreign currency risk is to protect cash flows resulting from sales, purchases and other costs from the adverse impact of exchange rate movements. However, fifty percent of the Notes debt is held by a Canadian subsidiary whose functional currency is the Canadian dollar. Included in our results is a foreign exchange gain of $11.9 million of which approximately $13.0 million resulted from the translation of our U.S. dollar denominated long-term debt, 50% of which is held by our Canadian subsidiary, Sport Maska Inc. Fluctuations in the Canadian dollar, as in 2003, against the U.S. dollar can give rise to significant volatility in net income.

         We are also exposed to foreign exchange fluctuations due to significant sales and costs in Canada, Sweden and Finland. If the average exchange rate of the Canadian dollar, Swedish Krona and Euro were to vary by 1% versus the U.S. dollar, the effect on sales in 2003 would have been $0.8 million, $0.4 million and less than $0.3 million, respectively. We also have operating expenses in each of these currencies, which would mitigate the impact of such foreign exchange variation on cash flows from operations and net income. Further, a 1% variation in the Canadian dollar versus the U.S. dollar would have an effect of approximately $0.7 million on translation of our long-term debt for the entire year given that 50% of the debt is held by the Canadian operating company.

         Our European and Canadian subsidiaries each have operating credit facilities denominated in their respective local currencies. The impact of foreign exchange on these debt facilities is mitigated by the impact of foreign exchange on the operating revenues generated in the local currencies of the subsidiaries. As we hold either long-term or operating debt facilities denominated in the currencies of our European subsidiaries, our equity investment in those entities are hedged against foreign currency fluctuations. We do not engage in speculative derivative activities. We are exposed to changes in interest rates primarily as a result of our operating credit facilities used to maintain liquidity and fund capital expenditures. Management's objective regarding interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve these objectives, we maintain the ability to borrow funds in different markets, thereby mitigating the effect of large changes in any one market. Our operating credit facilities have a variable interest rates and thus a 1% variation in the interest rate on our borrowing base for the year will cause approximately $0.5 million increase or decrease in interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


The following consolidated financial statements of the Hockey Company are included in Item 8:

                                                                                                               PAGE

Report of Independent Auditors..............................................................................    41

Consolidated Balance Sheets as of December 31, 2003 and
 December 31, 2002..........................................................................................    42

Consolidated Statements of Operations for the years ended
  December 31, 2003, December 31, 2002 and December 31, 2001................................................    43

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2003, December 31, 2002 and December 31, 2001................................................    44

Consolidated Statements of Comprehensive Income (Loss) for the years ended
  December 31, 2003, December 31, 2002 and December 31, 2001................................................    45

Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, December 31, 2002 and December 31, 2001................................................    46

Notes to Consolidated Financial Statements..................................................................    47


The following Consolidated Financial Statement Schedule of the Hockey Company is included in Item 8:


Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2003, December 31, 2002 and
  December 31, 2001.........................................................................................

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


To The Board of Directors and Stockholders
THE HOCKEY COMPANY

We have audited the accompanying consolidated balance sheets of THE HOCKEY COMPANY as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hockey Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

In fiscal year 2003, the Company adopted Statements of Financial Accounting Standards No 143, No 145, No 146, No 148, and No 150, as discussed in note 19a to the consolidated financial statements. In addition, as discussed in note 19a to the consolidated financial statements, in fiscal year 2002, the Company adopted Statements of Financial Accounting Standards No 145.


Montreal, Canada,                                         /s/ ERNST & YOUNG LLP
February 16, 2004                                         Chartered Accountants

(except for note 22d, as
to which the date is March 25, 2004)

                               THE HOCKEY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS OF US$)

                                                                                   DECEMBER 31,       DECEMBER 31,
                                                                                       2003               2002
                                                                                 ------------------ ------------------
ASSETS (NOTES 7 AND 21)
Current Assets
   Cash and cash equivalents...............................................        $   42,609          $  19,484
   Accounts receivable, net (See Note 3)...................................            61,643             56,986
   Inventories (See Note 4)................................................            49,517             44,354
   Prepaid expenses and other receivables..................................             5,144              4,802
   Deferred Income taxes...................................................             7,564              8,080
                                                                                 ------------------ ------------------
   Total current assets....................................................           166,477            133,706
Property, plant and equipment, net of accumulated depreciation
   (See Note 5)............................................................            15,042             15,318
Goodwill and excess reorganization intangible (See Note 6a)................            71,207             65,348
Intangible - Prepaid NHL Royalty (See Note 6b).............................            31,208                 --
Other assets (See Note 6b).................................................             7,870              8,581
                                                                                 ------------------ ------------------
  Total assets.............................................................        $  291,804          $ 222,953
                                                                                 ------------------ ------------------
                                                                                 ------------------ ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Accounts payable........................................................        $    9,616          $   8,312
   Accrued liabilities.....................................................            14,521             14,442
   Income taxes payable....................................................             6,973              4,825
   Accrued restructuring expenses (See Note 9).............................                --              1,085
   Current portion of long-term debt (See Note 7)..........................                --                288
                                                                                 ------------------ ------------------
   Total current liabilities...............................................            31,110             28,952
Long-term debt (See Note 7)................................................           123,944            123,866
Accrued dividends payable (See Note 1B and 8)..............................                --              8,155
13% Pay-in-Kind Preferred stock (See Note 1B and 8)........................                --             11,715
Loan payable to Parent Company (See Note 7a)                                           10,000                 --
Deferred income taxes and other long-term liabilities (See Note 13)........             4,836              2,056
                                                                                 ------------------ ------------------
   Total liabilities.......................................................           169,890            174,744
                                                                                 ------------------ ------------------
Stockholders' equity (See Note 1B):........................................
New Common Stock, voting, par value $0.01 per share, 12,000,000 and nil shares authorized, 5,469,174 and nil shares issued and outstanding at
   December 31, 2003 and December 31, 2002, respectively...................                50                 --
Old Common Stock, voting, par value $0.01 per share, nil and 20,000,000 shares authorized, nil and 7,040,523 shares issued and outstanding at
   December 31, 2003 and December 31, 2002, respectively...................                --                 70
Common Stock, non-voting, par value $0.01 per share, Exchangeable into
   Common Shares of The Hockey Company Holdings Inc., 8,000,000 and nil
   shares authorized, 6,506,537 and nil shares issued and outstanding at
   December 31, 2003 and December 31, 2002, respectively...................                65                 --
Warrants for Exchangeable Shares, 159,127 and nil issued and outstanding
   at December 31, 2003 and December 31, 2002, respectively................             1,665                 --
Special Dividend Preferred Stock, par value $0.01 per share, one share and nil shares authorized, one share and nil shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively................
Common stock purchase warrants, nil and 159,127 issued and outstanding at
   December 31, 2003 and December 31, 2002, respectively...................                --              1,665
Additional paid-in capital - Exchangeable shares...........................            64,651             69,965
Additional paid-in capital - Common Stock..................................            47,821                 --
Additional paid-in capital - Stock Options (See Note 15)...................                26                 --
Deficit....................................................................            (3,310)           (20,303)
Accumulated other comprehensive income (loss) (See Note 20)................            10,946             (3,188)
                                                                                 ------------------ ------------------
  Total stockholders' equity...............................................           121,914             48,209
                                                                                 ------------------ ------------------
  Total liabilities and stockholders' equity...............................        $  291,804          $ 222,953
                                                                                 ------------------ ------------------
                                                                                 ------------------ ------------------

    The accompanying notes form an integral part of the financial statements.

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARS ENDED DECEMBER 31
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

                                                                               2003            2002           2001
                                                                           -----------     ----------     -----------
Net Sales............................................................       $ 239,905      $ 212,693       $ 198,187
Cost of goods sold before restructuring and unusual charges..........         132,253        119,390         117,296
Restructuring and unusual charges (See Note 9).......................              --          1,617           1,198
                                                                           -----------    -----------     -----------
Gross profit.........................................................         107,652         91,686          79,693
Selling, general and administrative expenses before restructuring and
   unusual charges...................................................          73,759         64,303          61,768
Restructuring and unusual charges (See Note 9).......................              --            496           4,495
Amortization of excess reorganization value and goodwill.............              --             --           4,390
                                                                           -----------    -----------     -----------
Operating income.....................................................          33,893         26,887           9,040
Other (income) expense, net..........................................            (852)         1,311             538
Interest expense.....................................................          18,861         17,989          18,639
Foreign exchange (gain) loss.........................................         (11,266)            85          (1,803)
Loss on early extinguishment of debt.................................              --          3,265           1,091
                                                                           -----------    -----------     -----------
Income (loss) before income taxes....................................          27,150          4,237          (9,425)
Income taxes (See Note 13)...........................................          10,157          2,450           3,375
                                                                           -----------    -----------     -----------
Net income (loss)....................................................       $  16,993      $   1,787       $ (12,800)
                                                                           -----------    -----------     -----------
                                                                           -----------    -----------     -----------


Basic income (loss) per share (See Note 14)..........................       $    1.72      $    0.25       $   (1.81)

Diluted income (loss) per share (See Note 14)........................            1.68           0.25           (1.81)

Adjusted income (loss) before amortization of excess reorganization
   value and goodwill................................................          16,993          1,787          (8,410)
 Adjusted income (loss) per share before amortization of excess
   reorganization value and goodwill.................................            1.72           0.25           (1.19)

    The accompanying notes form an integral part of the financial statements.

                               THE HOCKEY COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             YEARS ENDED DECEMBER 31
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

                                                             ADDITIONAL   ADDITIONAL  ADDITIONAL
                                                   COMMON      PAID-IN      PAID-IN    PAID-IN               ACCUMULATED
                       COMMON STOCK,   COMMON      STOCK       CAPITAL      CAPITAL    CAPITAL    RETAINED       OTHER
                        VOTING # OF    STOCK,     PURCHASE   EXCHANGEABLE    COMMON     STOCK     EARNINGS   COMPREHENSIVE
                          STOCK       NON VOTING  WARRANTS      SHARES        STOCK    OPTIONS    (DEFICIT)      LOSS        TOTAL
                       -------  ----  ----  ----  --------   ------------   --------   --------  ----------    ----------  ---------
Balance at
  December 31, 2000...   6,501    65     --   --    $1,665     $66,515          --          --   $ (9,290)    $  (6,695)   $ 52,260
Net loss..............                                                                            (12,800)                  (12,800)
Issuance of Warrants
   (See Note 8).......                               3,450                                                                    3,450
Foreign currency
  translation
  adjustment..........                                                                                             (690)       (690)
                       -------  ----  ----  ----  --------   ------------   --------   --------   ---------    ----------  ---------
Balance at
  December 31, 2001...   6,501    65    --    --     5,115      66,515          --          --    (22,090)       (7,385)     42,220
Net income............                                                                              1,787                     1,787
Exercise of Warrants
  (See Note 8)........     540     5                (3,450)      3,450                                                            5
Foreign currency
  translation
  adjustment..........                                                                                            4,197       4,197
                       -------  ----  ----  ----  --------   ------------   --------   --------   ---------    ----------  ---------
Balance at
  December 31, 2002...   7,041    70    --    --     1,665      69,965          --          --    (20,303)       (3,188)     48,209
                       -------  ----  ----  ----  --------   ------------   --------   --------   ---------    ----------  ---------
                       -------  ----  ----  ----  --------   ------------   --------   --------   ---------    ----------  ---------
Net income...........                                                                              16,993                    16,993
Issuance of New
  Common Stock (See
  Note 1b)...........    4,929    45                                        42,456                                           42,501
Exchange of Old
  Common Stock (See
  Note 1b)...........   (7,041)  (70) 7,041   70
Exchange of New
  Common Stock
  (Note 8)...........      540     5   (540)  (5)               (5,365)      5,365
Exercise of stock
  options (Note 15)..       --            6    --                   51                                                           51
Stock compensation
  (See Note 15)......       --                 --                                          26                                    26
Foreign currency
  translation
  adjustment.........                                                                                            14,134      14,134
                       -------  ----  -----  ----  --------   ------------ --------   --------   ---------    ----------  ---------
Balance at
  December 31, 2003 .    5,469   $50  6,507  $65    $1,665     $64,651     $47,821     $   26     $(3,310)     $ 10,946   $ 121,914
                       -------  ----  -----  ----  --------   ------------ --------   --------   ---------    ----------  ---------
                       -------  ----  -----  ----  --------   ------------ --------   --------   ---------    ----------  ---------

                               THE HOCKEY COMPANY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             YEARS ENDED DECEMBER 31
                              (IN THOUSANDS OF US$)

                                                                 2003                2002                 2001
                                                          --------------      --------------       --------------
Net income (loss)....................................        $   16,993          $   1,787            $(12,800)
Foreign currency translation adjustments.............            14,134              4,197                (690)
                                                          --------------      --------------       --------------
Comprehensive income (loss) for the year.............        $   31,127          $   5,984            $(13,490)
                                                          --------------      --------------       --------------
                                                          --------------      --------------       --------------


    The accompanying notes form an integral part of the financial statements.

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31
                              (IN THOUSANDS OF US$)

                                                                                        2003             2002             2001
                                                                                      -----------    -----------      -----------
OPERATING ACTIVITIES:
Net Income (loss)...............................................                       $ 16,993       $  1,787          $(12,800)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
Restructuring charges...........................................                             --          2,113             5,693
Depreciation and amortization...................................                          4,177          3,620             8,869
Amortization of deferred financing costs and debt discount......                          1,516          1,553             2,653
Deferred income taxes...........................................                          2,339         (6,193)               20
Preferred stock dividends.......................................                          1,211          2,376             2,103
Accretion of 13% Pay-In-Kind preferred stock....................                            784            144               238
Provision in lieu of taxes......................................                          1,295          4,551             1,360
Gain on disposal of property, plant and equipment...............                           (568)            --               (23)
(Gain) loss on foreign exchange.................................                        (12,104)           379            (1,598)
Loss on early extinguishment of debt............................                             --          3,265             1,091
Stock compensation..............................................                             26             --                --
Change in operating assets and liabilities:
   Accounts receivable..........................................                          1,778         (5,384)          (11,736)
   Inventories..................................................                          4,771              3            (3,291)
   Prepaid expenses.............................................                             93          1,159             2,036
   Accounts payable and accrued liabilities.....................                         (2,379)           867            (4,070)
   Income taxes payable.........................................                          1,132          1,762               333
   Other........................................................                             --             --                --
                                                                                      -----------    -----------      -----------
     Net cash provided by (used in) operating activities........                         21,064         12,002            (9,122)
                                                                                      -----------    -----------      -----------

INVESTING ACTIVITIES:
   Prepayment of intangibles - NHL Royalty......................                        (30,112)            --                --
   Purchases of property, plant and equipment...................                         (2,036)        (1,902)           (1,478)
   Acquisition (Note 18)........................................                         (1,434)            --                --
   Proceeds from disposal of property, plant and equipment......                          1,501             --               341
                                                                                      -----------    -----------      -----------
     Net cash used in investing activities......................                        (32,081)        (1,902)           (1,137)
                                                                                      -----------    -----------      -----------
FINANCING ACTIVITIES:
   Net change in short-term borrowings..........................                             --        (27,971)           16,060
   Principal payments on debt...................................                           (465)       (86,583)             (245)
   Proceeds from long-term debt.................................                             --        123,866               677
   Issuance of common stock.....................................                             45              5             3,450
   Increase in paid-in capital from shares issued to Parent
     Company....................................................                                                          41,721
   Exercise of stock option                                                                  51             --                --
   Redemption of 13% Pay-In-Kind preferred stock
     Including accrued dividends................................                        (21,866)            --
   Loan Payable to Parent                                                                10,000             --                --
   Deferred financing costs.....................................                           (284)        (7,915)           (5,545)
                                                                                      -----------    -----------      -----------
     Net cash provided by financing activities..................                         29,202          1,402            14,397
Effect of foreign exchange rate on cash.........................                          4,940          1,479               (58)
                                                                                      -----------    -----------      -----------
Net change in cash and cash equivalents.........................                         23,125         12,981             4,080
Cash and cash equivalents at beginning of year..................                         19,484          6,503             2,423
                                                                                      -----------    -----------      -----------
Cash and cash equivalents at end of year........................                       $ 42,609       $ 19,484          $  6,503
                                                                                      -----------    -----------      -----------
SUPPLEMENTAL INFORMATION:
Income taxes paid...............................................                       $  4,785       $  2,908          $  2,640
Interest paid, excluding interest on 13% Pay-In-Kind
 preferred stock................................................                       $ 15,078       $ 11,258          $ 12,167

   The accompanying notes form an integral part of the financial statements.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)


1.       DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING
         PRONOUNCEMENTS

A.       DESCRIPTION OF BUSINESS AND CHANGE OF CORPORATE NAME:

         The Hockey Company was incorporated in September 1991 and reorganized in April 1997. On February 9, 1999, The Hockey Company filed an amendment to change the name of the Company from SLM International Inc. to The Hockey Company ("THC"). On June 11, 2003, The Hockey Company became a subsidiary of The Hockey Company Holdings Inc., a Canadian public corporation (See Note 1B). The consolidated financial statements include the accounts of THC and its wholly owned subsidiaries (collectively, the "Company"). The Company manufactures hockey equipment and related apparel, as well as recreational skates and other non-hockey products. The hockey equipment and related apparel include hockey uniforms, hockey sticks, goaltender equipment, protective equipment and hockey skates. The Company sells its products world-wide to a diverse customer base consisting of specialty retailers, sporting goods shops, mass merchandisers, teams and international distributors. The Company manufactures in-house at six highly efficient facilities, four of which are located in Canada and two in Europe. In addition, where it makes business sense, the Company outsources the manufacturing of certain products. The distribution facilities of the Company are located in North America, Finland, Sweden and Germany.

          Overall 34% of the Company's employees are covered by a collective bargaining agreement. The North American, Finish and Swedish agreements expire in 2008, 2005 and 2004 respectively.

B.       INITIAL PUBLIC OFFERING - THE HOCKEY COMPANY HOLDINGS INC.:

         On June 11, 2003, The Hockey Company Holdings Inc. ("THC Holdings" or the "Parent Company") completed an initial public offering (the "Offering") and issued 4,500,000 common shares for proceeds of approximately $47,200 (Cdn$64,140), net of issue fees and expenses of approximately $5,800 (Cdn$7,800). As a result, the Company issued 4,500,000 shares of voting common stock, par value $0.01 per share, to THC Holdings for proceeds of $37,075 (Cdn$50,381). On July 11, 2003, THC Holdings closed on the exercise by the underwriters of their over-allotment option in connection with the initial public offering. The underwriters purchased an additional 429,200 common shares for proceeds of $4,691(Cdn$6,387), net of issue fees and expenses of approximately $352 (Cdn$481). As a result, the Company also issued 429,200 shares of voting common stock of the Company to THC Holdings for proceeds of $4,691(Cdn$6387). THC Holdings' common shares are listed on the Toronto Stock Exchange under the symbol "HCY".

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

         13.0% PAY-IN-KIND PREFERRED STOCK

         On November 19, 1998, the Company issued 100,000 shares of 13% Pay-in-Kind redeemable preferred stock, $0.01 par value per share, cumulative preferred stock, together with warrants to purchase 159,127 common shares at a purchase price of $0.01 per share, for cash consideration of $12,500. The fair value of the warrants was determined to be $1,665 and has been recorded in stockholder's equity. On June 11, 2003, all of the outstanding 13% Pay-in-Kind Preferred Stock were repurchased by the Company for cancellation, together with all accrued dividends totaling $9,366 thereon paid, with a portion of the proceeds of the Offering.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       BASIS OF PRESENTATION:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Certain of the preceding years' figures have been reclassified to conform to the presentation adopted in the current year.

B.       PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

C.       REVENUE RECOGNITION:

         Revenue is recognized when products are shipped to customers. Additionally, the Company follows the guidance of Accounting Principles Board ("APB") Opinion no. 29, "Accounting for non-monetary transactions." This APB provides guidance on accounting for transactions that involve primarily an exchange of non-monetary assets, liabilities or services. Revenues include transactions, which represent an exchange by the Company of hockey equipment and related apparel for advertising. Revenues and expenses from these transactions are recorded at the estimated fair value of the services of the goods delivered. Revenue and expenses recognized from such transactions were $1,551 in 2001, $1,725 in 2002 and $1,639 in 2003.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

D.       FOREIGN CURRENCY TRANSLATION:

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

         In addition the Company's monetary balance sheet items denominated in foreign currencies are translated at the rate of exchange in effect at year end and non monetary items are translated at historical exchange rates. Revenues and expenses in foreign currencies are translated at the rate in effect on the transaction dates or at the average rates of exchange for the period. Translation gains or losses are included in the statement of operations.

         The Company's investment in the Canadian subsidiary was effectively hedged by the Canadian dollar denominated debt up to the investment in the Canadian subsidiary until April 3, 2002.

E.       CONCENTRATION OF CREDIT RISK:

         Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and accounts receivable. The Company restricts its cash investments to temporary investments in institutions with high credit standing and to short-term securities backed by the full faith and credit of the United States and Canadian and Provincial Governments. The Company sells its products principally to retailers and distributors and, in accordance with industry practice, grants extended payment terms to qualified customers. Concentration of accounts receivable credit risk is mitigated due to the performance of credit reviews that are considered in determining credit policies and allowances for doubtful accounts. The Company provides allowances for expected sales returns, net of related inventory cost recoveries, discounts, rebates and cooperative advertising. The Company does not collateralize its receivables, except with respect to its debt agreements as described in Note 7 in the Notes to Consolidated Financial Statements. As at December 31, 2003 and 2002, no single account receivable represented more than 10% of the Company's consolidated accounts receivable and no single customer accounted for more than 10% of the Company's consolidated net sales for each of the years in the three year period ended December 31, 2003.

F.       CASH EQUIVALENTS:

         Cash equivalents consist of highly liquid short-term investments with original maturities of three months or less. The Company invests excess funds in bank term deposits, Canadian Government promissory notes and in U.S. Treasury bills. At December 31, 2002 and 2003, the Company had cash equivalents of $10,700 and $26,700, respectively.

G.       INVENTORIES:

         Inventories are stated at the lower of cost or net realizable value for finished products and work in process, and replacement cost for raw materials and supplies. Cost is determined using the first-in, first-out method. The Company provides allowances for excess, obsolete and slow moving inventories.

H.       RESEARCH & DEVELOPMENT EXPENSES:

         Costs for new product research and development as well as changes to existing products are expensed as incurred and totaled, $1,770, $1,921 and $2,438 (before any Research and Development tax credits) for the years ended December 31, 2001, 2002 and 2003, respectively.

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

J.       ADVERTISING AND PROMOTION COSTS:

         Costs for advertising and promotion, excluding royalty and endorsements, totaled, $9,082, $9,272 and $10,707 for the years ended December 31, 2001, 2002 and 2003, respectively.

K.       FREIGHT COSTS:

         Costs for freight on sales to customers included in selling, general and administrative expenses totaled $1,545, $1,716 and $2,411 for the years ended December 31, 2001, 2002 and 2003, respectively.

L.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using principally the straight-line method of depreciation, except for office furniture and equipment which are depreciated at a rate 20%, using the declining balance method.

         The estimated service lives of the respective assets are as follows:

                                                               YEARS
                                                           -------------
Buildings and improvements.........................            5 - 40
Machinery and equipment............................            3 - 10
Tools, dies and molds..............................            3 -  5

         Accelerated methods of depreciation are used for tax reporting purposes where available. Significant additions or major improvements are capitalized, while normal maintenance and repair costs are expensed. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts, and the resulting gain or loss is recognized.

M.       INCOME TAXES:

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

         The Company does not provide for withholding income taxes on the undistributed earnings of its non-U.S. subsidiaries, since such earnings are not expected to be remitted to the Company in the foreseeable future. The Company has provided, in its U.S. tax provision, local taxes on all of the unremitted earnings of its non-U.S. subsidiaries to December 31, 2003.

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

N.       INTANGIBLE ASSETS:

         Intangible assets are recorded at cost. These amounts include the excess purchase price over fair values assigned ("goodwill"), reorganizational value in excess of amounts allocable to identifiable assets ("excess reorganizational value") (see Note 6a) and deferred financing costs (amortized over the life of the financing). Goodwill and excess reorganization value are not amortized but are tested annually for impairment. The Company uses discounted projected cash flows approach or multiples of net income before interest, income and capital taxes and depreciation and amortization approach to assess if there has been an impairment in the value of goodwill and excess reorganization value

         Excess reorganizational value is being reduced by the realization of deferred tax assets.

O.       IMPAIRMENT OF LONG-LIVED ASSETS:

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

P.       EARNINGS PER SHARE:

         Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares of common stock assumed to be outstanding during each year. Common stock equivalents are included when dilutive (see Notes 8, 14 and 15).

Q.       PENSION LIABILITY:

         The Company provides a defined-benefit pension plan covering its senior executives. Pension benefits are based on age, years of service and compensation rates. Pension expense was $607 and $183 in 2002 and 2003 respectively, and the unfunded liability amounted to $818 and $512 at December 31, 2002 and 2003 respectively, which is included in deferred income taxes and other long-term liabilities.

         In addition, the Company contributes to the retirement plans of certain of its employees. During the year ended December 31, 2001, 2002 and 2003, the contributions expensed amounted to $338, $308 and $333, respectively.

R.       PRODUCT WARRANTY PROVISION:

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

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

Changes in the Company's product liability reserve during the period are as follows:

                                                                                   2003          2002         2001
                                                                                ----------   ----------   ----------
Balance, at January 1....................................................        $ 1,180      $    941     $    864
Warranties accrued during the year.......................................          1,936         1,348        1,063
Settlements made during the year.........................................         (1,931)       (1,085)        (965)
Changes in liability for pre-existing warranties including expirations...           --              --           --
Translation adjustments..................................................            145           (24)         (21)
                                                                                ----------   ----------   ----------
Balance, at December 31..................................................        $ 1,330       $ 1,180     $    941
                                                                                ----------   ----------   ----------
                                                                                ----------   ----------   ----------

S.       ENVIRONMENTAL PROVISION:

         The Company has an obligation for environmental remediation on one of its properties. Management's undiscounted estimate of remediation cost in the amount of $600 was recorded as an accrued liability during 2002 (nil in 2003). Actual results could differ from estimates.

T.       STOCK COMPENSATION:

         The Company records compensation expense on stock based compensation issued to employees using the fair value method (See Note 15).

3.       ACCOUNTS RECEIVABLE

         Net accounts receivable include:

                                                                                       2003                2002
                                                                                    ----------          ----------
Allowance for doubtful accounts.............................................          $ 2,335            $ 3,079
Allowance for returns, discounts, rebates and cooperative Advertising.......           13,329              9,275
                                                                                    ----------          ----------
                                                                                      $15,664            $12,354
                                                                                    ----------          ----------
                                                                                    ----------          ----------

         Bad debt expense for the years ended December 31, 2001, 2002 and 2003 was $1,381, $1,553 and $ 1,231 respectively.

4.       INVENTORIES

         Inventories consist of:

                                                                                        2003              2002
                                                                                     ----------        ----------

Finished products.............................................................          $35,574          $33,336
Work in process...............................................................            2,143            2,188
Raw materials and supplies....................................................           11,800            8,830
                                                                                      ----------        ----------
                                                                                        $49,517          $44,354
                                                                                      ----------        ----------
                                                                                      ----------        ----------

         Allowances for excess, obsolete and slow moving inventories were $3,284 and $3,553 at December 31, 2002 and 2003, respectively.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of:

                                                                                       2003             2002
                                                                                    ----------       ----------

Land and improvements........................................................        $    132         $    231
Buildings and improvements...................................................           8,648            7,795
Machinery and equipment......................................................          21,182           17,428
Tools, dies and molds........................................................           5,145            3,892
Office furniture and equipment...............................................           8,198            6,213
                                                                                    ----------       ----------
                                                                                       43,305           35,559
Less:  accumulated depreciation and amortization.............................          28,263           20,241
                                                                                    ----------       ----------
                                                                                     $ 15,042         $ 15,318
                                                                                    ----------       ----------
                                                                                    ----------       ----------

         Depreciation and amortization expense for the years ended December 31, 2001, 2002, and 2003, was $4,311, $3,620, and $4,177, respectively of which
$3,194, $2,723 and $2,986 was included in cost of sales.


6a.      INTANGIBLE AND EXCESS REORGANIZATION VALUE

         Net intangible and excess reorganization value consist of:

                                                                                       2003             2002
                                                                                    ----------       ----------
Goodwill.....................................................................        $ 50,373         $ 43,522
Excess reorganizational value................................................          20,834           21,826
                                                                                    ----------       ----------
                                                                                     $ 71,207         $ 65,348
                                                                                    ----------       ----------
                                                                                    ----------       ----------

         Accumulated amortization for goodwill and excess reorganizational value for the years ended December 31, 2002 and 2003 was $15,724 and $17,250 respectively. Excess reorganizational value was reduced by $1,295 for the year ended December 31, 2003 (2002 - $4,551) by the realization of deferred tax assets.


6b.    OTHER ASSETS CONSIST OF:

                                                                                        2003              2002
                                                                                    ----------       ----------
Deferred financing costs.....................................................         $ 6,680          $ 7,057
Other........................................................................           1,190            1,524
                                                                                    ----------       ----------
                                                                                      $ 7,870          $ 8,581
                                                                                    ----------       ----------
                                                                                    ----------       ----------

         Amortization expense for other assets for the year ended December 31, 2001, 2002 and 2003 was $2,821, $2,601 and $1,795 respectively.

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

7.       REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

A.       REVOLVING CREDIT FACILITIES:

         Revolving credit facilities consist of the following:

         Effective November 19, 1998, two of THC's U.S. subsidiaries, Maska U.S., Inc. and SHC Hockey Inc., entered into a credit agreement (the "U.S. Credit Agreement") with the lenders referred to therein and with General Electric Capital Corporation, as Agent and Lender for a period of three years. Simultaneously, two of THC's Canadian subsidiaries, Sport Maska Inc. and Tropsport Acquisitions Inc., entered into a credit agreement (the "Canadian Credit Agreement") with the lenders referred to therein and with General Electric Capital Canada Inc., as Agent and Lender for a period of three years. The Credit Agreements are collateralized by all accounts receivable, inventories and related assets of the borrowers and THC's other North American subsidiaries and are further collateralized by a second lien on all of THC's and THC's North American subsidiaries' other tangible and intangible assets.

         The credit agreements were further extended and, subsequent to the issuance of the Units (See Note 7b), the U.S. Credit Agreement and the Canadian Credit Agreement were amended on October 17, 2002 for a period of three years to reflect the repayment of the Caisse term loan and to reduce the maximum amount of loans and letters of credit available from an aggregate of $60,000 to $35,000 and $7,000 respectively. Under the term of the Units, these credit facilities must be repaid in their entirety at least once each fiscal year. Each of the Credit Agreements is subject to a minimum borrowing availability of $1,750 in certain months. Total borrowings under the credit agreements as at December 31, 2003 and December 31, 2002 were nil including borrowings under our Jofa facility (see below) as at December 31, 2003 (excluding $7,000 and $5,300 of letters of credit outstanding, respectively.). As at December 31, 2003, borrowings under the U.S. Credit Agreement bear interest at rates of either U.S. prime rate plus 0.25% to 1.00% or LIBOR plus 1.50% to 2.50% depending on The Hockey Company's Operating Cash Flow Ratio, as defined in the agreement. Borrowings under the Canadian Credit Agreement bear interest at rates between the Canadian prime rate plus 0.50% to 1.25%, the U.S. prime rate plus 0.25% to 1.00% and the Canadian Bankers' Acceptance rate or LIBOR plus 1.50% to 2.50% depending on The Hockey Company's Operating Cash Flow Ratio, as defined in the agreement. In addition, the borrowers are charged a monthly commitment fee at an annual rate of up to 1/4 to 3/8 of 1% on the unused portion of the revolving credit facilities and certain other fees under the Credit Agreements.

         The Credit Agreements contain customary negative and affirmative covenants including those relating to capital expenditures, minimum interest coverage and fixed charges coverage ratio. The agreements restrict, among others, the ability to pay cash dividends. Also, the credit agreements restrict the transfer of cash in the form of loans, advances or dividends from THC to THC Holdings except for the repayment of $10 million loan payable bearing interest at 11.25% per annum. The interest on the loan amounted to $0.6 million during the year ended December 31, 2003. It is the intention of THC Holdings not to call this loan before January 1, 2005.

         Jofa AB, our Swedish subsidiary, has entered into a credit agreement with Nordea Bank in Sweden. The maximum amount of loans and letters of credit that may be outstanding under the agreement is SEK 90 million

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

(approximately $12.5 million). The facility is collateralized by the assets of Jofa AB, bears interest at a rate of STIBOR (currently 2.95 %) plus 0.90%, matures on December 31, 2004 and is renewable annually. Total borrowings were nil as at December 31, 2003 and December 31, 2002 (excluding $0.4 million and $1.6 million letters of credit outstanding, respectively). Management believes that the credit agreement can be renewed or refinanced upon maturity. If this agreement cannot be renewed or financed with Nordea Bank, the Company will seek alternate sources of financing to replace this agreement.

         Effective July 10, 2001, KHF Finland Oy, our Finnish subsidiary, entered into a credit agreement with Nordea Bank in Finland. The maximum amount of loans and letters of credit that may be outstanding under the agreement is EUR 2.4 million (approximately $3.0 million). The facility bears interest at a rate of EURIBOR (2.09% at December 31, 2003) plus 0.9%. Total borrowings as at December 31, 2002 and September 30, 2003 were nil. Management believes that the credit agreement will be renewed or refinanced upon maturity.

         The weighted average interest rate on short-term debt outstanding at December 31, 2003, 2002 and 2001 was nil, nil and 6.96% respectively.

         The peak borrowings under our credit agreements for the years ended December 31, 2003 and 2002, were as follows:


                                         NORTH AMERICA                                     EUROPE
                           ------------------------------------------    -------------------------------------------
                                                        (IN THOUSANDS OF U.S. DOLLARS)
Three months ended                2003                    2002                   2003                     2002
                                  ----                    ----                   ----                     ----
March 31                         $    -                 $ 12,498                $   -                     $1,803
June 30                            5,021                  13,683                 1,668                     4,121
September 30                       9,680                  10,343                 6,131                     5,071
December 31                        3,336                  12,472                 4,270                     2,785

B.       LONG-TERM DEBT:

         Long-term debt at December 31 was as follows:

                                                                                       2003           2002
                                                                                    ----------     ----------
11 1/4% Senior Secured Note Units...............................................    $ 123,944      $ 123,666
Other long-term debt.........................................................            --              488
                                                                                    ----------     ----------
                                                                                      123,944        124,154
Less: amounts contractually due within one year..............................            --              288
                                                                                    ----------     ----------
Total long-term debt, excluding current portion..............................       $ 123,944      $ 123,866
                                                                                    ----------     ----------
                                                                                    ----------     ----------

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

         THC has fully and unconditionally guaranteed the Notes of Sport Maska Inc. on a senior secured basis. Sport Maska Inc. has fully and unconditionally guaranteed the THC Notes. Also, certain subsidiaries of THC and Sport Maska Inc., excluding the Finnish subsidiaries, have fully and unconditionally guaranteed the Units on a senior secured basis. The Units and guarantees are secured by substantially all the tangible and intangible assets of the Company, excluding the Finnish subsidiaries, subject to the prior ranking claims by lenders under the revolving credit facilities, and by a pledge of stock of the first-tier Finnish subsidiary. The security interest in the assets of the Company's Swedish subsidiaries (other than intellectual property) is limited to $15,000.

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

         The Company and Sport Maska Inc.may repurchase the Units in the open market from time to time.

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

         SECURED LOANS - CAISSE DE DEPOT ET PLACEMENT DU QUEBEC AND NORDEA BANK

         The former loan with the Caisse de depot et placement du Quebec ("Caisse") of Canadian $135.8 million was repaid in full and the amended credit agreement was terminated in connection with the issuance of the Notes.

         NORDEA BANK

         In May 2000, Jofa AB, a subsidiary of the Company, entered into a loan agreement with Nordea Bank in Sweden to borrow SEK 10,000 ($1,400). The loan is for four years with annual principal repayments of SEK 2,500 ($288). The loan is secured by a chattel mortgage on the assets of the subsidiary and bears an interest rate of STIBOR plus 1.25%. The balance of $439 was repaid on March 3, 2003.

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

8.       COMMON STOCK, WARRANTS AND PREFERRED STOCK

         The Company has authorized 12,000,0000 shares of voting common stock, of which of 5,469,174 are issued and outstanding. The Company also has 8,000,000 shares of non-voting exchangeable common stock of which 6,506,537 are issued and outstanding.

         Pursuant to the Warrant Agreement, dated as of March 14, 2001, between the Company and Caisse, the Company issued a warrant to Caisse to purchase 539,974 shares of common stock, par value $0.01 per share, of the Company, at an exercise price of $0.01 per share with a fair value of $3,450. Concurrent with the repayment of the Caisse loan (see Note 7), Caisse exercised the warrant and purchased the Company's common stock. On November 26, 2003, Caisse exchanged the Company's non-voting exchangeable common stock for THC Holdings' common shares. The Company also issued 539,974 shares of voting common stock to THC Holdings.

         On April 11, 1997, in connection with a re-organization, THC's old common stock was extinguished and the holders received a total of 300,000 five-year warrants to purchase an aggregate of 300,000 shares of common stock at an exercise price of $16.92 per share. The warrants expired unexercised on April 11, 2002.

         On November 19, 1998, the Company issued 100,000 shares of 13% Pay-In-Kind redeemable preferred stock, $0.01 par value per share, cumulative dividend together with warrants to purchase 159,127 common shares of the Company at a purchase price of $0.01 per share, for cash consideration of $12,500 (par value). The fair value of the warrants was determined to be $1,665 and has been recorded in Stockholder's equity. The difference between the redemption value of the preferred stock and the recorded amount was being accreted over the term of the preferred stock and on June 11, 2003, all of the outstanding 13% Pay-In-Kind redeemable preferred stock was repurchased by the Company for cancellation together with all accrued dividends totaling $9,366 with a portion of the proceeds from the Offering (See Note 1B).

9.       RESTRUCTURING CHARGES

         In 2001, the Company embarked on a plan to rationalize its operations and consolidate its facilities. This rationalization involved the elimination of certain redundancies, both in terms of personnel and operations as well as the consolidation of facilities including the closure of its Mount Forest, Ontario plant, and our Paris, France sales office, and the consolidation of North American distribution into Canada. Accordingly, the Company set up reserves of approximately $5.7 million for the expected cost of the restructuring. Of this amount, approximately $4.3 million was to cover the cost of severance packages to affected employees, with the remainder representing other closure costs. All of these amounts were paid as of December 31, 2003 (approximately $0.2 million remained unpaid as at December 31, 2002).

         In October 2002, the Company decided to close three of its North American manufacturing units effective December 2002 in order to reduce excess capacity and achieve greater operating efficiencies. Approximately 160 employees were affected by this decision, of which approximately 50 are from the apparel segment. Accordingly, the Company set up a restructuring reserve of approximately $2.1 million, of which approximately $1.3 million is to cover the cost of severance packages to affected employees, with the remainder representing other closure costs. All of these amounts were paid as of December 31, 2003 (approximately $0.9 million remained unpaid as at December 31, 2002).

         For the years ended December 31, 2001, 2002 and 2003, there were no additions or reversals of the restructuring charges.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

10.      RELATED PARTY TRANSACTIONS

         In 2003, the Company was charged a management fee of $100 (2002 - $100, 2001 - $100) by Wellspring Capital Management LLC, an affiliate of the controlling shareholder, $200 of which remained unpaid at year end.

11.      LEASES

         Certain of our subsidiaries lease office and warehouse facilities and equipment under operating lease agreements. Some lease agreements provide for annual rent increases based upon certain factors including the Consumer Price Index.

         The following is a schedule of future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year at December 31, 2003:


2004..............................................................................           $3,419
2005..............................................................................            1,086
2006..............................................................................              852
2007..............................................................................              791
2008 and beyond...................................................................              824
                                                                                          -----------
                                                                                             $6,972
                                                                                          -----------
                                                                                          -----------

         Rental expense for the years ended December 31, 2001, 2002 and 2003 was approximately $3,068, $2,750 and $3,118, respectively.

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


2004..............................................................................         $ 15,357
2005..............................................................................           13,397
2006..............................................................................           12,530
2007..............................................................................           12,603
2008 and beyond...................................................................           81,550
                                                                                          -----------
                                                                                           $135,437
                                                                                          -----------
                                                                                          -----------

         Royalty and endorsement expenses, which are included in selling, general and administrative expenses for the years, ended December 31, 2001, 2002 and 2003 were $11,914, $14,298 and $17,013, respectively.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

13.      INCOME TAXES

         The components of income taxes are:

                                                                                   2003          2002         2001
                                                                             -----------    -----------   -----------

Current:..................................................                    $    6,523      $   4,092    $   1,995
Deferred..................................................                         2,339         (6,193)          20
Provision in Lieu of Taxes:...............................                         1,295          4,551        1,360
                                                                             -----------    -----------   -----------
                                                                              $   10,157      $   2,450    $   3,375
                                                                             -----------    -----------   -----------
                                                                             -----------    -----------   -----------

         The Company's effective income tax rate from continuing operations differed from the federal statutory rate as follows:

                                                                                 2003          2002          2001
                                                                             -----------    -----------   -----------
Income taxes based on U.S. federal tax rate..............................         34%             34%          34%
Non-U.S. and state tax rates.............................................         (3%)           (15%)          2%
Valuation allowance......................................................          5%           (161%)        (14%)
Foreign exchange.........................................................         --              31%          --
Non-taxable portion of foreign exchange gain.............................         (6%)            --           --
Goodwill amortization....................................................         --              --          (18%)
Deemed dividend under subpart F, net of foreign tax credit...............          5%            128%         (23%)
Dividends on 13% Pay-in-Kind Preferred stock.............................          3%             20%          (8%)
Other, net...............................................................         (1%)            21%          (9%)
                                                                             -----------    -----------   -----------
Effective income tax rate................................................         37%             58%         (36%)
                                                                             -----------    -----------   -----------
                                                                             -----------    -----------   -----------

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

                                                                   -----------    -----------
                                                                      2003            2002
                                                                   -----------    -----------

Accounts receivable, principally due to an allowance
   for doubtful accounts.............................            $    4,067     $     3,860
Inventories, principally due to additional costs
  inventoried for tax purposes.......................                   285             650
Accrued interest and royalties.......................                 2,355           2,355
Restructuring accruals...............................                   169             464
Other, net...........................................                   688             751
                                                                   -----------    -----------
                                                                      7,564           8,080
Valuation allowance..................................                    --              --
                                                                   -----------    -----------
Total current deferred tax assets....................            $    7,564      $    8,080
                                                                   -----------    -----------
                                                                   -----------    -----------

Net operating loss and foreign tax credit
  carry-forwards.....................................            $   14,430          15,151
Property, plant and equipment........................                (3,956)         (2,868)
Restructuring accruals...............................                   --              --
Unrealized foreign exchange gain.....................                (1,977)            --
Other, net...........................................                 1,034           1,071
                                                                   -----------    -----------
                                                                      9,531          13,354
Valuation allowance..................................               (13,856)        (15,151)
                                                                   -----------    -----------
Total non-current deferred tax assets (liabilities)..            $   (4,325)    $    (1,797)
                                                                   -----------    -----------
                                                                   -----------    -----------

         Realization of deferred tax assets is dependent on future earnings, the timing and amounts of which are uncertain. Accordingly, the net operating loss and foreign tax credit carry-forwards portion of the deferred tax assets have been offset by a valuation allowance in 2003. The valuation allowance decreased by $1,295 (2002- decreased by $11,358) during the year.

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

         At December 31, 2003, the Company has net operating loss carry-forwards related to U.S. operations for income tax purposes of approximately $ 33,800 ($37,700 in 2002). The carry-forward balances begin to expire in 2010 and have been fully reserved by a valuation allowance. This valuation allowance would reduce intangible and other assets if reversed. The Company's ability to use remaining loss carry-forwards is limited in use on an annual basis as a result of a change in control of the Company on April 11, 1997.

         The Company has post-reorganization foreign tax credit carryover in the amount of approximately $14,100, which will begin to expire December 31, 2005.

         There are no undistributed earnings from continuing operations of subsidiaries outside the U.S., for which no provision for U.S. taxes has been made.

14.      EARNINGS PER SHARE

                                              2003                         2002                         2001
                                 ------------------------------  --------------------------   --------------------------
                                      BASIC         DILUTED        BASIC         DILUTED        BASIC         DILUTED
                                 -------------  ---------------  -------------  -----------   -------------  -----------
Net income (loss) attributable
   to common stockholders.....     $   16,993    $     16,993    $     1,787    $    1,787    $   (12,800)  $   (12,800)
Weighted average common and
   common equivalent shares
   outstanding:...............
Common stock..................      9,746,692       9,746,692      6,905,530     6,905,530      6,500,549     6,500,549
Common equivalent shares(a)...        159,000         365,505        293,699       293,699        585,530       585,530
Total weighted average common
   and common equivalent shares
   outstanding................      9,905,692      10,112,197      7,199,229     7,199,229      7,086,079     7,086,079
Net income (loss) per common
   share(b)...................     $     1.72    $       1.68    $      0.25    $     0.25    $     (1.81)   $    (1.81)

-------------

(a) Common equivalent shares include warrants and stock options issuable for little or no cash consideration.

(b) Other warrants and stock options are considered in diluted earnings per share when dilutive. For the years ended December 31, 2002 and 2001, the Company used the average book value of its common stock in calculating the common equivalent shares as required by Statement of Financial Accounting Standards No. 128 due to the fact that the Company's stock had extremely limited trading volume during the period. For the year ended December 31, 2003, the Company used the average market price of its Parent Company's common stock to value its common stock.

(c) Options to purchase 361,110 and 1,272,222 shares of common stock were outstanding at December 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average book value of the common stock.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)


15.      STOCK OPTIONS

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

         Subsequent to the corporate reorganization, 15,000 stock options of the Parent Company were granted to employees of the Company at an average exercise price of $11.68 (Cdn$16.00) per share and 9,000 stock options were forfeited.

         The 45,000 additional stock options were granted to employees at an average exercise price of $9.56 per share and a weighted average fair value of $3.73. Also, 6,000 options were exercised in 2003 for non-voting exchangeable shares of the Company.

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

         The exercise prices of the stock options were not less than the estimated fair market value of the shares at the time the options were granted. Generally, these stock options become exercisable over a five-year vesting period and expire 10 years from the date of the grant. Options granted for the Common Stock are as follows:

                                                                       SHARES            EXERCISE PRICE
                                                                   ---------------   --------------------
December 31, 2002...........................................           1,272,222     $8.50 - $16.00
Options Granted.............................................              45,000     $9.56
Options Forfeited...........................................              24,000     $8.50
Options Exercised...........................................               6,000     $8.50
                                                                   ---------------
December 31, 2003...........................................           1,287,222
                                                                   ---------------
                                                                   ---------------

         The following table summarizes information about stock options outstanding at December 31, 2003.

                                                      OUTSTANDING                               EXERCISABLE
                                     ---------------------------------------------     -----------------------------
                                                                                          AVERAGE         AVERAGE
                                                                                          EXERCISE       EXERCISE
EXERCISE PRICE RANGE                   SHARES        AVERAGE LIFE(a)        PRICE          SHARES          PRICE
-------------------------------      ----------    -------------------   -----------   --------------  -------------
$8.50-$9.99...................          525,000              7.3             $ 8.50       382,000           $ 8.50
$10.00-11.49..................          386,112              3.0             $10.00       386,112           $10.00
$11.50-14.99..................          231,666              3.4             $12.91       219,666           $12.98
$15.00 and over...............          144,444              3.0             $15.50       144,444           $15.50
                                     ----------    -------------------   -----------   --------------  -------------
Total.........................        1,287,222              4.8             $10.53     1,132,222           $10.77
                                     ----------    -------------------   -----------   --------------  -------------
                                     ----------    -------------------   -----------   --------------  -------------

----------------
(a)   Average contractual life remaining in years.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

         Prior to 2003, the Company accounted for this plan under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, (APB
25) and related Interpretations. No stock-based employee compensation cost was reflected in the 2002 or 2001 net income, as all options granted under those plans had an intrinsic value of zero on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (FAS 123). Under the prospective method of adoption selected by the Company under the provisions of FASB Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE (FAS 148), the recognition provisions will be applied to all employee awards granted, modified, or settled after January 1, 2003.

         The expense related to stock-based employee compensation included in the determination of net income for 2003 will be less than that which would have been recognized if the fair value method had been applied to all awards granted after the original effective date of FAS 123. If the company had elected to adopt the fair value recognition provisions of FAS 123 as of its original effective date, pro forma net income and diluted net income per share would be as follows:

                                                                                YEAR ENDED DECEMBER 31
                                                                       2003               2002              2001
--------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported .........................             $  16,993          $   1,787        $ (12,800)

ADD: Stock-based employee compensation expense included
in reported net income, net of related tax effects......                    26               --               --
                                                                ----------------- ---------------- -----------------
                                                                     $  17,019         $    1,787        $ (12,800)

DEDUCT: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects..............................             $    (402)        $    (382)        $    (842)
                                                                ----------------- ---------------- -----------------

Pro forma net income (loss).............................             $  16,617         $   1,405         $ (13,642)
                                                                ----------------- ---------------- -----------------
                                                                ----------------- ---------------- -----------------

Earnings (loss) per share:

Basic, as reported......................................             $    1.72         $    0.25         $   (1.81)

Basic and, pro forma....................................             $    1.68         $    0.20         $   (1.93)

Diluted, as reported....................................             $    1.68         $    0.25         $   (1.81)

Diluted, pro forma......................................             $    1.64         $    0.20         $   (1.93)
--------------------------------------------------------------------------------------------------------------------

         Pro forma information regarding net income and earnings per share, is required by FAS 123, as amended by FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement upon its initial effective date. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2003, 2002 and 2001:

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

                                                                     2003              2002              2001
-----------------------------------------------------------------------------------------------------------------
Risk-free Interest Rate..................................          4.94%                4.85%            4.52%

Expected Dividend Yield..................................             0                    0                0

Expected Volatility......................................             0                    0                0

Expected Life............................................            10                   10               10
-----------------------------------------------------------------------------------------------------------------

16.      CONTINGENCIES

         The Company is currently undergoing an audit by the Canada Revenue Agency for its 1996 to 2001 taxation years, which includes transfer pricing and other matters. It is not possible at this time to determine the amount of the liability that may arise as a result of this audit and the actual assessment may differ significantly from management's current estimate.


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


INFORMATION ABOUT SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

         For the year ended and as at December 31, 2001:

                                                               EQUIPMENT           APPAREL          SEGMENT TOTALS
---------------------------------------------------------------------------------------------------------------------
Net Sales.............................................         $135,160           $ 63,027            $198,187
Gross profit..........................................           53,329             26,364              79,693
Inventory.............................................           25,750             17,115              42,865
Goodwill and Excess Reorganizational Value............           60,549              8,701              69,250
---------------------------------------------------------------------------------------------------------------------

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)


         For the year ended and as at December 31, 2002:

                                                               EQUIPMENT           APPAREL          SEGMENT TOTALS
---------------------------------------------------------------------------------------------------------------------

Net Sales.............................................         $141,427           $ 71,266            $212,693
Gross profit..........................................           56,830             34,856              91,686
Inventory.............................................           29,011             15,343              44,354
Goodwill and Excess Reorganizational Value............           58,145              7,203              65,348
---------------------------------------------------------------------------------------------------------------------


         For the year ended and as at December 31, 2003:

                                                               EQUIPMENT           APPAREL          SEGMENT TOTALS
---------------------------------------------------------------------------------------------------------------------
Net Sales.............................................         $165,792           $ 74,113            $239,905
Gross profit..........................................           69,648             38,004             107,652
Inventory.............................................           33,304             16,213              49,517
Goodwill and Excess Reorganizational Value............           63,400              7,807              71,207
Intangible - Prepaid NHL Royalty......................               --             31,208              31,208
---------------------------------------------------------------------------------------------------------------------

RECONCILIATION OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS FOR THE YEARS ENDED DECEMBER 31:

SEGMENT PROFIT OR LOSS                                                       2003           2002            2001
----------------------------------------------------------------------------------------------------------------------
Gross Profit.......................................................        $   107,652     $   91,686      $   79,693
Unallocated amounts:
  Selling, general and administrative expenses.....................             73,759         64,303          61,768
  Restructuring and unusual charges................................                 --            496           4,495
  Amortization of excess re-organizational value and goodwill......                 --             --           4,390
  Other (income) expense, net......................................               (852)         1,311             538
  Interest expense.................................................             18,861         17,989          18,639
Foreign exchange (gain) loss.......................................            (11,266)            85          (1,803)
Loss on early extinguishment of debt...............................                 --          3,265           1,091
----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES..................................        $    27,150     $    4,237      $   (9,425)
----------------------------------------------------------------------------------------------------------------------

SEGMENT ASSETS                                                               2003           2002            2001
----------------------------------------------------------------------------------------------------------------------
Total assets for reportable segments...............................     $  151,932      $  109,702     $  112,115
Unallocated amounts:
  Cash.............................................................         42,609          19,484          6,503
  Account receivable...............................................         61,643          56,986         50,551
  Prepaid expenses.................................................          5,144           4,802          4,891
  Deferred Income taxes............................................          7,564           8,080          1,718
  Property, plant and equipment, net...............................         15,042          15,318         16,834
  Other assets, net................................................          7,870           8,581          6,811
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS.......................................................     $  291,804      $  222,953     $  199,423
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

EOGRAPHIC INFORMATION

NET SALES (BASED ON CUSTOMER LOCATION)                                       2003           2002            2001
----------------------------------------------------------------------------------------------------------------------
United States......................................................       $ 86,757        $ 90,264       $ 89,069
Canada.............................................................         84,950          67,972         62,903
Sweden.............................................................         30,393          25,287         20,593
Finland............................................................         14,476          11,332          9,401
Russia and Other...................................................         23,329          17,838         16,221
----------------------------------------------------------------------------------------------------------------------
TOTAL NET SALES....................................................       $239,905        $212,693       $198,187
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT (NET)                                          2003           2002            2001
----------------------------------------------------------------------------------------------------------------------
United States......................................................        $ 1,260         $ 1,374        $ 1,499
Canada.............................................................         11,448          11,338         12,579
Sweden.............................................................            550             634            700
Finland............................................................          1,784           1,972          2,056
----------------------------------------------------------------------------------------------------------------------
TOTAL PROPERTY PLANT AND EQUIPMENT (NET)...........................        $15,042         $15,318        $16,834
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

18.      ACQUISITION

         On August 21, 2003, the Company, through its wholly-owned subsidiary Sport Maska Inc., acquired all of the issued and outstanding shares of Roger Edwards Sport Ltd. for a cash consideration of $1,071 (Cdn$1,500) (of which $71 (Cdn$100) is included in accounts payable as at December 31, 2003) and an annual cash earn-out based on results of the division over the period of January 1, 2004 to December 31, 2006. The cumulative earn-out is not to exceed $1,071 (Cdn$1,500). The acquisition was accounted for using the purchase method and the excess of purchase price over net book value amounted to $800 (Cdn$1,120) relating to the apparel segment. The results of Roger Edwards Sport Ltd.'s operations have been included in the Company's consolidated financial statements since that date.

19A.     NEW ACCOUNTING PRONOUNCEMENTS ADOPTED

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted Statement 143 on January 1, 2003, and its adoption did not have a material impact on the Company's financial position or results of operations.


         On April 30, 2002, FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS No. 4, 44, and 64, AMENDMENT OF FASB STATEMENT No. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, if material in the aggregate. Due to the rescission of SFAS No. 4, the criteria in Opinion 30 will now be used to classify those gains and losses. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item has to be reclassified. The provisions of SFAS No. 145 related to SFAS No. 13 are effective

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company adopted this Statement on January 1, 2003 upon which the loss on early extinguishment of debt incurred in 2000 and 2001 has been reclassified in accordance with the issued SFAS No. 145.

         In July 2002, FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at the time when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs at the date of an entity's commitment to an exit plan in Issue 94-3. The Company adopted SFAS No. 146 on January 1, 2003 and there were no exit or disposal activities initiated during the fiscal year ended December 31, 2003.

         In December 2002, FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. SFAS No. 148 amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, INTERIM FINANCIAL REPORTING to required disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The provision of SFAS 148 No. are applicable for fiscal years ending after December 15, 2002 and the Company adopted this statement in our financial statements for the year ended December 31, 2003.

          In November 2002, FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS ("FIN 45"), which requires certain guarantees to be recorded at fair value and increases the disclosure requirements for guarantees even if the likelihood of making any payments under the guarantee is remote. The increased disclosure requirements are effective for fiscal years ending after December 15, 2002 were adopted by the Company in the consolidated financial statements for the year ended December 31, 2002. The provision of FIN 45 relating to initial recognition and measurement are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted these provisions of FIN 45 for guarantees issued or modified after December 31, 2002 on January 1, 2003 and no significant transition adjustment resulted from its adoption.

         In January 2003, FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ACCOUNTING RESEARCH BULLETIN NO. 51 ("FIN 46"). FIN 46 requires the consolidation of variable interest entities ("VIE") in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46 are applicable to variable interests in VIE's created after January 31, 2003. For variable interest acquired before February 1, 2003, the provisions of FIN 46 are applicable in the first interim period after December 15, 2003. The application of FIN 46 did not have, and is not expected to have, a significant effect on the Company's financial position and result of operations.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)


         On May 15, 2003, FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created of modified after May 31, 2003 and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company applied the recommendations of SFAS No. 150 for the year ended December 31, 2003 and reclassified the 13% Pay-In-Kind Preferred Stock as liabilities as at December 31, 2002.

19b.     NEW ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

         On April 30, 2003, FASB issued SFAS No. 149, AMENDMENT OF SFAS 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement is intended to result in more consistent reporting of contracts as either freestanding derivative instrument subject to SFAS No. 144 in its entirety or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and hedging relationships designated after September 30, 2003. However, the provisions of SFAS No. 149 that merely represent the codification of previous Derivatives Implementation Group decisions are already effective and should continue to be applied in accordance with their prior respective effective dates. The Company will apply the recommendation of SFAS No. 149 for future contracts and hedging relationships, if any, and the Company believes the impact of this statement will not significantly affect its financial position and results of operations.

20.      FOREIGN CURRENCY

         The movement in the accumulated other comprehensive income (loss) of $14,134, reported as a component of the stockholders' equity is explained by the appreciation of the Canadian Dollar ("CAD"), Swedish krona ("SEK") and Euro ("EUR") in 2003. The exchange rate was 1.292 CAD for 1 USD, 7.19 SEK for 1 USD and 0.794 EUR for 1 USD as at December 31, 2003 and 1.579 CAD for 1 USD, 8.69 SEK for 1 USD and 0.95 EUR for 1 USD as at December 31, 2002.


21.      SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

         THC's and Sport Maska Inc.'s payment obligations under the Notes (See
Note 7b) are guaranteed by certain subsidiaries of THC's and Sport Maska Inc.'s wholly-owned subsidiaries (the "Other Guarantors"), excluding the Finnish subsidiaries, and a pledge of the first-tier Finnish subsidiary. Such guarantees are full, unconditional and joint and several. The security interest in the assets of the Company`s Swedish subsidiaries (other than intellectual property) is limited to $15,000. Under the Company's revolving credit facilities, both Sport Maska Inc. and Maska U.S., Inc. are restricted from paying dividends on the common and preferred stock. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations and statements of cash flows information for THC, Sport Maska Inc., Other Guarantors and for the Company's other subsidiaries (the "Non-Guarantor Subsidiaries") which have been included in the eliminations column. The supplemental financial information reflects the investments of THC, Sport Maska Inc. and the Other Guarantors in the Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information also reflects pushdown of the Company's loan with Caisse and its replacement with the Notes.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)



AS AT DECEMBER 31, 2003                   The Hockey     Sport Maska Inc.     Guarantors         Other/            TOTAL
                                            Company                                           Eliminations
                                  ----------------------------------------------------------------------------------------
ASSETS

     Cash and cash equivalents         $          1       $    27,933       $    6,345        $    8,330      $    42,609
     Accounts receivable, net                     -            27,409           32,485             1,749           61,643
     Inventories                                  -            35,350           11,024             3,143           49,517
     Prepaid expenses                             -             2,425            2,582               137            5,144
     Deferred income taxes and
     other receivables                          420               531            6,613                 -            7,564
     Intercompany accounts                   91,227            17,318            1,415          (109,960)               -
                                  ----------------------------------------------------------------------------------------
Total current assets                         91,648           110,966           60,464           (96,601)         166,477

Property, plant and equipment,
     net of accumulated
     depreciation                                 -            11,448            1,813             1,781           15,042
Intangible and other assets                   2,056            43,126           63,516             1,587          110,285
Investments in subsidiaries                  71,192                 -           41,220          (112,412)               -
Intercompany accounts                        11,092                 -           25,000           (36,092)               -
                                  ----------------------------------------------------------------------------------------
     Total assets                      $    175,988       $   165,540       $  192,013        $ (241,737)     $   291,804
                                  ----------------------------------------------------------------------------------------
                                  ----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS'
     EQUITY

Liabilities
     Accounts payable and
     accrued liabilities               $      1,458       $    13,266       $    7,881        $    1,532      $    24,137
     Income taxes payable                         -             5,070            1,765               138            6,973
     Current portion of long
         term debt                                -                 -                                  -
     Intercompany accounts                    1,181            13,462          103,680          (118,323)               -
                                  ----------------------------------------------------------------------------------------
     Total current liabilities                2,639            31,798          113,326          (116,653)          31,110
Long-term debt                               36,939            61,940           25,065                 -          123,944

Loan payable to Parent company                    -            10,000                -                 -           10,000
Deferred income taxes and other
     long-term liabilities                        -             4,842            1,643            (1,649)           4,836
Intercompany accounts                        25,000                 -           11,092           (36,092)               -
                                  ----------------------------------------------------------------------------------------
     Total liabilities                       64,578           108,580          151,126          (154,394)         169,890
                                  ----------------------------------------------------------------------------------------

Stockholders' equity
Common stock, voting                             50            41,076            5,254           (46,330)              50
Common stock, non voting                         65                                                                    65
Warrants for exchangeable shares              1,665                 -                -                 -            1,665
Additional paid-in capital                  112,498                 -           34,553           (34,553)         112,498
Retained earnings (deficit)                  (3,310)           14,662           (1,619)          (13,043)          (3,310)
Accumulated other comprehensive
     income                                     442             1,222            2,699             6,583           10,946
                                  ----------------------------------------------------------------------------------------
     Total stockholders' equity             111,410            56,960           40,887           (87,343)         121,914
                                  ----------------------------------------------------------------------------------------
     Total liabilities and
     stockholders' equity              $    175,988       $   165,540       $  192,013        $ (241,737)     $   291,804
                                  ----------------------------------------------------------------------------------------
                                  ----------------------------------------------------------------------------------------

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
                                  ----------------------------------------------------------------------------------------
                                  ----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS'
     EQUITY

Liabilities
     Accounts payable and
     accrued liabilities                $     2,191       $    11,423      $     8,873      $      1,352      $    23,839
     Income taxes payable                         -             3,234            1,217               374            4,825
     Current portion of long
         term debt                                -                 -              288                 -              288
     Intercompany accounts                      932             9,421           97,619          (107,972)               -
                                  ----------------------------------------------------------------------------------------
     Total current liabilities                3,123            24,078          107,997          (106,246)          28,952
Long-term debt                               36,833            61,833           25,200                 -          123,866
13% Pay-in-Kind preferred stock              11,715                 -                -                 -           11,715
Deferred income taxes and other
     long-term liabilities                    8,155             2,130            1,508            (1,582)          10,211
Intercompany accounts                        25,000                 -           11,092           (36,092)               -
                                  ----------------------------------------------------------------------------------------
     Total liabilities                       84,826            88,041          145,797          (143,920)         174,744

                                  ----------------------------------------------------------------------------------------

Stockholders' equity
Common stock, voting                             70            29,522            4,976           (34,498)              70
Warrants for exchangeable shares              1,665                 -                -                 -            1,665
Additional paid-in capital                   69,965                 -           19,344           (19,344)          69,965
Retained earnings (deficit)                 (20,303)              135            6,912            (7,047)         (20,303)
Accumulated other comprehensive
     income (loss)                              438             (670)              670            (3,626)          (3,188)
                                  ----------------------------------------------------------------------------------------
     Total stockholders' equity              51,835            28,987           31,902           (64,515)          48,209
                                  ----------------------------------------------------------------------------------------
     Total liabilities and
     stockholders' equity               $   136,661       $   117,028      $   177,699      $   (208,435)     $   222,953
                                  ----------------------------------------------------------------------------------------
                                  ----------------------------------------------------------------------------------------

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)


FOR THE YEAR ENDED                        The Hockey     Sport Maska Inc.   Guarantors         Other/            TOTAL
 DECEMBER 31, 2003                          Company                                         Eliminations
                                  ----------------------------------------------------------------------------------------
Net sales                                  $      -        $  143,677       $  137,113       $   (40,885)      $   239,905

Cost of goods sold                                -            94,920           88,344           (51,011)          132,253
                                  ----------------------------------------------------------------------------------------
       Gross profit                               -            48,757           48,769            10,126           107,652
Selling, general and
    administrative expenses                      28            32,465           37,255             4,011            73,759
                                  ----------------------------------------------------------------------------------------
       Operating income (loss)                  (28)           16,292           11,514             6,115            33,893
Other expense (income), net (1)             (21,150)             (499)          (4,258)           25,055              (852)
Interest expense (income)                     3,903             8,968            6,205              (215)           18,861
Foreign exchange (gain) loss                    226           (11,886)             394                 -           (11,266)
                                  ----------------------------------------------------------------------------------------
Income (loss) before income taxes            16,993            19,709            9,173           (18,725)           27,150
Income taxes                                      -             5,181            3,228             1,748            10,157
                                  ----------------------------------------------------------------------------------------
Net income (loss)                          $ 16,993        $   14,528       $    5,945       $   (20,473)       $   16,993
                                  ----------------------------------------------------------------------------------------
                                  ----------------------------------------------------------------------------------------

(1) Other expense (income), net for The Hockey Company and Other Guarantors includes equity in net income (loss) of subsidiaries of $20,484 and $4,574, respectively, offset by dividends received of $13,098 and $8,629, respectively.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)



FOR THE YEAR ENDED                        The Hockey     Sport Maska Inc.   Guarantors         Other/            TOTAL
 DECEMBER 31, 2002                          Company                                         Eliminations
                                  ----------------------------------------------------------------------------------------
Net sales                                  $      -       $   118,983      $   131,312      $    (37,602)      $  212,693
Cost of goods sold before
    restructuring and unusual
    charges                                       -            77,993           88,002           (46,605)         119,390

Restructuring and unusual charges                 -             1,617                -                 -            1,617
                                  ----------------------------------------------------------------------------------------
       Gross profit                               -            39,373           43,310             9,003           91,686
Selling, general and
    administrative expenses
    before restructuring and
    unusual charges                             256            27,267           32,831             3,949           64,303
Restructuring and unusual
    charges                                       -               139              364                (7)             496
                                  ----------------------------------------------------------------------------------------
       Operating income (loss)                 (256)           11,967           10,115             5,061           26,887
Other expense (income), net (1)              (7,088)              303           (2,294)           10,390            1,311
Interest expense (income)                     4,184             7,830            6,214              (239)          17,989
Foreign exchange loss                             -                27               58                 -               85
Loss on early extinguishing of
debt, net                                       861             1,486              918                              3,265
                                  ----------------------------------------------------------------------------------------
Income (loss) before income taxes             1,787             2,321            5,219            (5,090)           4,237
Income taxes                                      -             1,517             (893)            1,826            2,450
                                  ----------------------------------------------------------------------------------------
Net income (loss)                          $  1,787       $       804      $     6,112      $     (6,916)      $    1,787
                                  ----------------------------------------------------------------------------------------
                                  ----------------------------------------------------------------------------------------

(1) Other expense (income), net for The Hockey Company and Other Guarantors includes equity in net income (loss) of subsidiaries of $7,136 and $3,253, respectively.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)


FOR THE YEAR ENDED                        The Hockey     Sport Maska Inc.   Guarantors         Other/            TOTAL
 DECEMBER 31, 2001                          Company                                         Eliminations
                                  ----------------------------------------------------------------------------------------
Net sales                                $      -         $ 122,769       $  120,047          $(44,629)       $ 198,187
Cost of goods sold before
    restructuring and unusual
    charges                                     -            88,911           78,991           (50,606)         117,296

Restructuring and unusual charges               -             1,198                -                 -            1,198
                                  ----------------------------------------------------------------------------------------
       Gross profit                             -            32,660           41,056             5,977           79,693
Selling, general and
    administrative expenses
    before restructuring and
    unusual charges                            59            25,547           33,531             2,631           61,768
Restructuring and unusual
  charges                                       -             2,424            2,071                 -            4,495
Amortization of excess
    reorganization value and
    goodwill                                    -             1,253            3,345              (208)           4,390
                                  ----------------------------------------------------------------------------------------
       Operating income (loss)                (59)            3,436            2,109             3,554            9,040
Other expense (income), net (1)              7,570             (335)          (1,727)           (4,970)             538
Interest expense (income)                    5,873            7,768            5,183              (185)          18,639
Foreign exchange (gain) loss                  (990)              92             (905)                -           (1,803)
Loss on early extinguishing of
    debt, net                                  288              499              304                 -            1,091
                                  ----------------------------------------------------------------------------------------
Income (loss) before income
    taxes                                  (12,800)          (4,588)            (746)            8,709           (9,425)
Income taxes                                     -              176            2,256               943            3,375
                                  ----------------------------------------------------------------------------------------
Net income (loss)                        $ (12,800)       $  (4,764)      $   (3,002)         $  7,766        $ (12,800)
                                  ----------------------------------------------------------------------------------------
                                  ----------------------------------------------------------------------------------------

(1) Other expense (income), net for The Hockey Company and Other Guarantors includes equity in net income (loss) of subsidiaries of $(7,506) and $2,028, respectively.

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)



FOR THE YEAR ENDED                            The Hockey      Sport Maska       Guarantors        Other/           TOTAL
 DECEMBER 31, 2003                              Company          Inc.                          Eliminations
                                         ---------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES                       $  (32,664)     $  17,085         $  9,558        $ 27,085       $  21,064
                                         ---------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Prepayment of intangibles -
  NHL Royalty                                          -         (9,032)         (21,080)              -         (30,112)
Purchases of property, plant and
  equipment                                            -         (1,673)            (229)           (134)         (2,036)
Acquisition                                            -         (1,434)               -               -          (1,434)
Proceeds from disposal of
  property, plant and equipment                        -          1,495                6               -           1,501
                                         ---------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR)
  INVESTING ACTIVITIES                                 -        (10,644)         (21,303)           (134)        (32,081)
                                         ---------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Principal payments on debt                             -              -             (465)              -            (465)
Loan payable to Parent Company                         -         10,000                -               -          10,000
Increase in paid-in capital from
   the parent company                             41,721              -           15,209         (15,209)         41,721
Exercise of stock option                              51              -                -               -              51
Issuance of common stock                              45          4,691                -          (4,691)             45
Redemption of PIK including accrued
dividends                                        (21,866)             -                -               -         (21,866)
Dividends                                         13,098              -           (4,469)         (8,629)              -
Deferred financing costs                            (384)
                                         --------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR)
   FINANCING ACTIVITIES                           32,665         14,877           10,189         (28,529)         29,202
                                         ---------------------------------------------------------------------------------

Effects of currency translation on
   cash item                                           -          2,615              835           1,490           4,940
                                         ---------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH
   EQUIVALENTS                                         1         23,933             (721)            (88)         23,125
Cash and cash equivalents at beginning
   of year                                             -          4,000            7,066           8,418          19,484
                                         ---------------------------------------------------------------------------------
Cash and cash equivalents at end of
  year                                        $        1      $  27,933         $  6,345       $   8,330        $ 42,609
                                         ---------------------------------------------------------------------------------
                                         ---------------------------------------------------------------------------------

                               THE HOCKEY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US$, EXCEPT SHARE DATA)

FOR THE YEAR ENDED                            The Hockey      Sport Maska       Guarantors        Other/           TOTAL
 DECEMBER 31, 2002                              Company          Inc.                          Eliminations
                                         ---------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES                      $  (14,773)       $  (137)        $ 21,807        $  5,105        $ 12,002
                                         ---------------------------------------------------------------------------------

 INVESTING ACTIVITIES:
 Purchases of fixed assets                             -         (1,401)            (197)           (304)         (1,902)
                                         ---------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
    INVESTING ACTIVITIES                               -         (1,401)            (197)           (304)         (1,902)
                                         ---------------------------------------------------------------------------------

 FINANCING ACTIVITIES:
 Short-term debt borrowings, net                       -        (12,948)         (15,023)              -         (27,971)
 Principal payments on debt                      (21,853)       (39,470)         (25,260)              -         (86,583)
 Proceeds from long-term debt                     36,965         61,901           25,000               -         123,866
 Issuance of warrants                                  5              -                -               -               5
 Deferred financing costs                           (344)        (3,923)          (1,794)         (1,854)         (7,915)
                                         ---------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                          14,773          5,560          (17,077)         (1,854)          1,402
                                         ---------------------------------------------------------------------------------

 Effects of currency translation on
    cash item                                          -            (28)             531             976           1,479
                                         ---------------------------------------------------------------------------------
 NET CHANGE IN CASH AND CASH
    EQUIVALENTS                                        -          3,994            5,064           3,923          12,981
 Cash & cash equivalents at beginning
    of year                                            -              6            2,002           4,495           6,503
                                         ---------------------------------------------------------------------------------
 Cash & cash equivalents at end of year       $        -        $ 4,000         $  7,066        $  8,418        $ 19,484
                                         ---------------------------------------------------------------------------------
                                         ---------------------------------------------------------------------------------


FOR THE YEAR ENDED                             The Hockey    Sport Maska       Guarantors        Other/           TOTAL
 DECEMBER 31, 2001                               Company        Inc.                          Eliminations
                                         ---------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES                      $      498        $ (5,531)       $ (6,412)       $  2,323        $ (9,122)
                                         ---------------------------------------------------------------------------------

 INVESTING ACTIVITIES:
 Purchases of fixed assets                             -          (1,288)            (97)            (93)         (1,478)
 Proceeds from sale of fixed assets &
    other                                              -             715             765          (1,139)            341
                                         ---------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
     INVESTING ACTIVITIES                              -            (573)            668          (1,232)         (1,137)
                                         ---------------------------------------------------------------------------------

 FINANCING ACTIVITIES:
 Short-term debt borrowings, net                       -           6,957           9,103               -          16,060
 Principal payments on debt                            -               -            (245)              -            (245)
 Proceeds from long-term debt                        370             307               -               -             677
 Issuance of warrants                              3,450               -               -               -           3,450
 Deferred financing costs                         (4,318)         (2,060)         (1,541)          2,374          (5,545)
                                         ---------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                            (498)          5,204           7,317           2,374          14,397
                                         ---------------------------------------------------------------------------------

 Effects of currency translation on
    cash item                                          -             (19)           (87)              48             (58)
                                         ---------------------------------------------------------------------------------
                                         ---------------------------------------------------------------------------------
 NET CHANGE IN CASH AND CASH
    EQUIVALENTS                                        -            (919)         1,486            3,513           4,080
 Cash & cash equivalents at beginning
    of year                                            -             925            516              982           2,423
                                         ---------------------------------------------------------------------------------
 Cash & cash equivalents at end of year       $        -        $      6        $ 2,002         $  4,495        $  6,503
                                         ---------------------------------------------------------------------------------
                                         ---------------------------------------------------------------------------------

22.      SUBSEQUENT EVENTS


a)       RESTRUCTURING

         In January 2004, the Company announced the planned closure effective April 2004 of its Apparel Sewing facility in Cap de la Madeleine, Quebec. The Company will centralize all apparel operations in its Apparel factory in St-Hyacinthe, Quebec in order to maximize the utilization of that facility. Approximately 170 employees from the apparel segment were affected by this decision; accordingly, the Company will incur restructuring costs of approximately $0.3 million mainly related to severance packages to the affected employees.


b)       ACQUISITION OF DISTRIBUTOR NORBERT EWALD GMBH IN GERMANY

         On January 5, 2004, in order to better service the Central European market, the Company acquired the assets of Norbert Ewald GmbH ("Ewald") for a total cost of $1.3 million. Ewald was a former distributor of the Company and a leading hockey equipment distributor in Germany.


c)       T'BLADE JOINT VENTURE

         On January 16, 2004, the Company purchased a 33 1/3% ownership stake in T-blade Inc., the exclusive marketer and distributor of t'blade replaceable ice skate blade products and technology in North America for approximately US$0.08 million (Cdn $0.1 million) as well as an advance of US$0.5 million (Cdn $0.7 million). The remaining shares are owned by Graf Canada Ltd. (33 1/3%) and t'blade GmbH (33 1/3%).

d)       AMERICAN HOCKEY LEAGUE ("AHL") agreement.

         On March 24, 2003, THC signed a sponsorship agreement with the AHL, which will commence at the start of the 2004/2005 hockey season. The agreement is for 10 years made up of a 4 year term plus two additional 3 year terms at the AHL's option.

Schedule II

                               THE HOCKEY COMPANY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
                             (IN THOUSANDS, OF US$)


                                         BALANCE AT       CHARGED TO                                     BALANCE AT
                                        DECEMBER 31,      COSTS AND      TRANSLATION                    DECEMBER 31,
DESCRIPTION                                 2000           EXPENSES      ADJUSTMENTS     DEDUCTIONS         2001
-------------------------------------- ---------------- --------------- -------------- --------------- ----------------
Allowance for doubtful accounts         $   2,022       $    1,381      $    (55)       $  (511) (A)   $    2,837
Allowance for discounts, rebates and
   cooperative advertising                  4,743            4,741          (190)        (3,288) (B)        6,006
Allowance for excess, obsolete
   and slow moving inventories              3,890            1,242          (111)        (2,453)            2,568
Product warranty provision              $     864       $    1,063      $    (21)       $  (965)       $      941
-------------------------------------- ---------------- --------------- -------------- --------------- ----------------

                                         BALANCE AT       CHARGED TO                                     BALANCE AT
                                        DECEMBER 31,      COSTS AND      TRANSLATION                    DECEMBER 31,
DESCRIPTION                                 2001           EXPENSES      ADJUSTMENTS     DEDUCTIONS         2002
-------------------------------------- ---------------- --------------- -------------- --------------- ---------------
Allowance for doubtful accounts         $   2,837       $    1,553      $     24        $(1,335)        $   3,079
Allowance for discounts, rebates and
   cooperative advertising                  6,006            6,691           103         (4,705)            8,095
Allowance for excess, obsolete and
   slow moving inventories                  2,568              666            50             --             3,284
Product warranty provision              $     941       $    1,348       $   (24)       $(1,085)         $  1,180
-------------------------------------- ---------------- --------------- -------------- --------------- ---------------

                                         BALANCE AT       CHARGED TO                                     BALANCE AT
                                        DECEMBER 31,      COSTS AND      TRANSLATION                    DECEMBER 31,
DESCRIPTION                                 2002           EXPENSES      ADJUSTMENTS     DEDUCTIONS         2003
-------------------------------------- ---------------- --------------- -------------- --------------- ---------------
Allowance for doubtful accounts         $   3,079       $    1,231      $    172       $(2,147)         $  2,335
Allowance for discounts, rebates and
   cooperative advertising                  8,095           10,149         1,089        (7,334)           11,999
Allowance for excess, obsolete and
   slow moving inventories                  3,284              429           526          (686)            3,553
Product warranty provision              $   1,180       $    1,936      $    145       $(1,931)         $  1,330
-------------------------------------- ---------------- --------------- -------------- --------------- ---------------

----------------------

(A)   Accounts written off as non-collectible, net of recoveries

(B)   Deductions taken by customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9a. CONTROLS AND PROCEDURES


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

         No change in the Company's internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                               AGE                              POSITION
----------------------------------------------- ---------- -----------------------------------------------------------
Greg S. Feldman (1)                                47      Chairman of the Board
Matthew H. O'Toole (1)                             41      Chief Executive Officer, President and Director
Robert A. Desrosiers                               54      Chief Financial Officer and Vice President, Finance and
                                                               Administration
Johnny Martinsson                                  60      Senior Vice President, European Division
John Pagotto                                       49      Vice President, Sales and Equipment Divisions
Michel Ravacley                                    50      Vice President, Global Operations
Len Rhodes                                         40      Vice President, Global Marketing and Product Creation
Raymond Riccio                                     36      Vice President, Apparel Division

Phil Bakes (3)                                     58      Director
Michel Baril (2)                                   49      Director
Paul M. Chute (1) (2)                              49      Director
Jason B. Fortin (2)                                33      Director
James C. Pendergast (1) (2) (3)                    47      Director
Roger Samson (2)                                   62      Director

(1) MEMBER OF COMPENSATION COMMITTEE. MR.O'TOOLE REPLACED MR. PENDERGAST AS A MEMBER OF THE COMPENSATION COMMITTEE IN JUNE 2003.

(2) MEMBER OF AUDIT COMMITTEE. MR. BARIL AND MR. CHUTE REPLACED MR. FORTIN AND MR. PENDERGAST AS MEMBERS OF THE AUDIT COMMITTEE IN JUNE 2003.

(3) MR. BAKES AND MR. PENDERGAST RESIGNED AS DIRECTORS IN JUNE 2003 IN CONNECTION WITH THE INITIAL PUBLIC OFFERING OF THE HOCKEY COMPANY HOLDINGS INC.

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

         MICHEL RAVACLEY became Vice President, Global Operations, in June 2002 upon joining us. Previously, Mr. Ravacley served four years as Vice President, Supply Chain and Information Technology at ALDO Group and prior to joining ALDO Group was Partner-in-Charge of KPMG Management Consulting where, among his many responsibilities, he managed the reengineering and implementation of supply chain processes and information systems.

         LEN RHODES became Vice President, Global Marketing, in January 2001, having joined us in September 1999 as Director of Marketing. He was also named Vice President, Product Creation, on August 1, 2003. Prior to that he spent 11 years at Molson Breweries in various sales and marketing positions eventually becoming a brand manager.

         RAYMOND RICCIO became Vice President, Apparel Division, in February 2002, having joined us in August 1999. Mr. Riccio previously served with Starter Corporation for 8 years, where his experience included National Account Manager, Regional Sales Manager and National Sales Manager of Key Accounts.

         PHIL BAKES became a Director in October 1999 and resigned as a Director in June 2003. Mr. Bakes is the Chairman and Chief Executive Officer of FAR&WIDE Travel Corp., a leading value-added travel tour operator, which he founded in 1997. Previously, Mr. Bakes was president of Sojourn Enterprises, Inc., a Miami advisory and merchant banking firm he founded in 1990.

         MICHEL BARIL became a Director in September 2001, as a designee of Caisse. Mr. Baril had been President and Chief Operating Officer of Bombardier Recreational Products since February 2001 until November 2003. From May 2000 until February 2001, he was Executive Vice-President of Bombardier Transportation, responsible for all aspects of Bombardier Transportation operations worldwide. Between September 1998 and May 2000, he was Executive Vice-President, Operations, of Bombardier Aerospace, overseeing all manufacturing and procurement activities for the Canadair, de Havilland, Learjet and Shorts entities. From June 1996 until September 1998, he was President of the Mass Transit Division, overseeing all of the Transportation Group's activities in Canada and the United States.

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

         JAMES C. PENDERGAST became a Director in April 1997 and resigned as a Director in June 2003. Since July 1993, Mr. Pendergast has been a Managing Director of Alliance Corporate Finance Group Inc., an investment advisor to its affiliate, The Equitable Life Assurance Society of the United States. From July 1986 until July 1993, he was employed by Equitable Capital Management Corp., a subsidiary of Equitable.

         ROGER SAMSON became a Director in May 2001, as a designee of Caisse. Mr. Samson has been an independent consultant since 1999 and serves on a number of Boards of Directors. From 1997 to 1999 he was President of Sico Coatings, an affiliate of Sico Inc., a paint manufacturer.

BOARD OF DIRECTORS

         Our Board of Directors has responsibility for establishing broad corporate policies and for overseeing our performance, although it is not involved in day-to-day operations. Members of the Board are kept informed of our business by various reports and documents sent on a regular basis as well as by operating and financial reports presented at Board and various Committee meetings. The Board of Directors held 6 meetings during 2003.

         We currently have an audit committee and a compensation committee. None of the members of the audit committee and the compensation committee are employees of the Company or any of our subsidiaries. The mandates of these committees are described below.

         The audit committee is responsible for (i) reviewing and approving the financial statements of the Company and related documents, and (ii) reviewing and inquiring into matters affecting financial reporting, the Company's system of internal accounting and financial controls and procedures, independence of the external auditors, and the financial and business risks or exposure of the Company. In addition, the audit committee is responsible for recommending to the board the external auditors to be appointed and their remuneration. All members of the audit committee are independent. Rules promulgated by the SEC under the Sarbanes-Oxley Act require the Company to disclose annually whether our audit committee has one or more "audit committee financial experts," as defined by the SEC. The board of directors has determined that there is no member of the audit committee who qualifies as such an expert; however, the audit committee has determined that the financial expertise of each member of the audit committee is sufficient for the Company's needs.

         The compensation committee is responsible for reviewing the adequacy and form of compensation of all executives and employees of the Company. It is also responsible for reviewing recommendations for the appointment of persons to senior executive positions, considering terms of employment, succession planning and recommending to the board awards of stock options. The compensation committee also approves all employee benefits, including vacation policy, benefits plans and automobile allowances granted to officers and employees of the Company.

         Directors do not receive any compensation for services rendered in their capacity as such; however, they do receive reimbursement of reasonable out-of-pocket expenses in respect of attendance at meetings.

          The Company's directors and executive officers and the beneficial holders of more than 10% of the non-voting exchangeable common stock of the Company are required to file reports with the SEC regarding ownership, and changes in such ownership, of such common stock. Based on its review of such reports, the Company believes that all such filing requirements were met during 2003, except that all such filings were made late in connection with the corporate reorganization in 2003.

CODE OF ETHICS

         Our Board of Directors has adopted a code of ethics that applies to the Chief Executive Officer and Chief Financial Officer, as required by the SEC. The current version of such code of ethics is filed as an exhibit to this annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following Summary Compensation Table sets forth certain information for the year ended December 31, 2003 concerning the cash and non-cash compensation earned by or awarded to the Chief Executive Officer and our four other most highly compensated executive officers as of December 31, 2003 and as of the date hereof:



                                                            ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                                                  ----------------------------------------   --------------------------
                                                                                             SECURITIES
                                                                             OTHER ANNUAL    UNDERLYING      ALL OTHER
                                                   SALARY        BONUS      COMPENSATION(1)    OPTIONS     COMPENSATION
NAME AND POSITION                    YEAR            ($)          ($)            ($)             (#)            ($)
-------------------------------     -----          ------        -----      ---------------    -------     ------------

Matthew H. O'Toole.............      2003          312,795      294,975               --            --             --
President and Chief                  2002          242,029      180,425               --            --             --
Executive Officer                    2001          192,308      127,151               --       150,000             --

Robert A. Desrosiers...........      2003          173,218      164,377               --            --             --
Chief Financial Officer and          2002          147,765       56,976               --            --             --
Vice President, Finance and          2001           88,119       47,470               --        35,000             --
Administration

John Pagotto...................      2003          173,218      103,195               --            --             --
Vice President, Equipment            2002          147,765       50,646               --            --             --
Division                             2001           66,568       39,558               --        35,000             --

Raymond Riccio.................      2003          165,000       80,149
Vice President, Apparel              2002          160,000       64,000               --        15,000             --
Division                             2001          150,000       36,945               --        10,000             --

Michel Ravacley ...............      2003          164,629       91,253
Vice President, Global               2002           83,595       27,770               --        25,000             --
Operations                           2001               --           --               --            --             --

-------------
(1) Includes all other annual compensation not properly categorized as salary or bonus. Certain perquisites that do not exceed 10% of the named individuals' salary and bonus are excluded.

STOCK OPTIONS

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

STOCK OPTIONS GRANTED IN 2003

         The following table provides a summary of all options to purchase or acquire securities of the Corporation or any of its subsidiaries made during the most recently completed financial year to each of the Named Executive Officers.

                            OPTION GRANTS DURING 2003

                                                                                       MARKET VALUE
                                                       % OF TOTAL                      OF SECURITIES
                                       SECURITIES        OPTIONS                        UNDERLYING
                                     UNDER OPTIONS     GRANTED TO      EXERCISE OR    OPTIONS ON THE
                                        GRANTED       EMPLOYEES IN      BASE PRICE     DATE OF GRANT     EXPIRATION
NAME AND POSITION                         (#)        FINANCIAL YEAR    ($/SECURITY)    ($/SECURITY)         DATE
-----------------------------------  -------------   --------------    ------------   --------------     ----------

Matthew H. O'Toole.................       ---              ---             ---              ---             ---
   President and Chief Executive
   Officer

Robert A. Desrosiers...............       ---              ---             ---              ---             ---
   Chief Financial Officer and
   Vice President, Finance and
   Administration

John Pagotto.......................       ---              ---             ---              ---             ---
   Vice President, Equipment
   Division

Raymond Riccio.....................       ---              ---             ---              ---             ---
   Vice President, Apparel Division

Michel Ravacley....................       ---              ---             ---              ---             ---
   Vice President, Global
   Operations

OPTIONS EXERCISED IN 2003 AND VALUE OF OPTIONS AT DECEMBER 31, 2003 SHARES


                                                          NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT YEAR
                                                        OPTIONS HELD AT YEAR END                   END
                                                                   (#)                             ($)
                                 SHARES
                                ACQUIRED    VALUE
                              ON EXERCISE  RECEIVED
            NAME                  (#)        ($)      EXERCISABLE  NOT EXERCISABLE   EXERCISABLE   NOT EXERCISABLE
----------------------------  -----------  --------   -----------  ---------------   -----------   ---------------
Matthew H. O'Toole                --          --         175,000             --          N/A             N/A
Robert A. Desrosiers              --          --          21,000         14,000          N/A             N/A
John Pagotto                      --          --          21,000         14,000          N/A             N/A
Raymond Riccio                    --          --          15,000         10,000          N/A             N/A
Michel Ravacley                   --          --          10,000         15,000          N/A             N/A

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

         Effective May 22, 2001, we entered into an employment contract with Robert A. Desrosiers, as Vice President, Finance and Administration. He was named Chief Financial Officer effective January 2002, with no change in employment terms. Mr. Desrosiers receives annual compensation of Canadian $242,000, subject to annual review. Mr. Desrosiers is also eligible to participate in our bonus plan up to a maximum of 40% of then current salary or, if 110% above budgeted EBITDA is achieved, a larger percentage at the discretion of our board of directors. Mr. Desrosiers has been granted stock options to purchase 35,000 shares of our common stock at an exercise price of $8.50 per share. These options have a term of ten years, vest ratably over five years commencing on December 31, 2001 and vest upon change in control and ratably upon a termination of Mr. Desrosiers' employment without "cause". Upon notice of termination of employment by us, Mr. Desrosiers will be entitled to receive as severance twelve months' salary and benefits.

         Effective January 1, 1999, as amended September 12, 2001, we entered into an employment contract with Johnny Martinsson, as Senior Vice President, European Division. He receives a base salary of SEK 1,050,000 per year, subject to annual review. Mr. Martinsson is also eligible to participate in our bonus plan up to a maximum of 40% of then current salary or, if 110% above budgeted EBITDA is achieved, a larger percentage at the discretion of our board of directors. Mr. Martinsson has been granted stock options to purchase 35,000 shares of our common stock at an exercise price of $8.50 per share, of which options to purchase 25,000 shares were repriced from $14.00 per share in 2001. These options have a term of ten years, vest ratably over five years commencing on December 31, 1999 and vest upon change in control and ratably upon a termination of Mr. Martinsson's employment without "cause". Upon notice of termination of employment by us, Mr. Martinsson will be entitled to receive as severance twelve months' salary and benefits.

         Effective July 16, 2001, we entered into an employment agreement with John Pagotto, as Vice President, Equipment Division. Mr. Pagotto receives annual compensation of Canadian $242,000, subject to annual review. Mr. Pagotto is also eligible to participate in our bonus plan up to a maximum of 40% of then current salary or, if 110% above budgeted EBITDA is achieved, a larger percentage at the discretion of our board of directors. Mr. Pagotto has been granted stock options to purchase 35,000 shares of our common stock at an exercise price of $8.50 per share. These options have a term of ten years, vest ratably over five years commencing on December 31, 2001 and vest upon change in control and ratably upon a termination of Mr. Pagotto's employment without "cause". Upon notice of termination of employment by us, Mr. Pagotto will be entitled to receive as severance twelve months' salary and benefits.

         Effective June 18, 2001, we entered into an employment agreement with Len Rhodes, as Vice President, Global Marketing. He was named Vice President, Global marketing and Product Creation effective August 1, 2003 with no change in employment terms. Mr. Rhodes receives annual compensation of Canadian $180,000, subject to annual review. Mr. Rhodes is also eligible to participate in our bonus plan up to a maximum of 40% of then current salary or, if 110% above budgeted EBITDA is achieved, a larger percentage at the discretion of our board of directors. Mr. Rhodes has been granted stock options to purchase 25,000 shares of our common stock at an exercise price of $8.50 per share. These options have a term of ten years, vest ratably over five years commencing on December 31, 2001 and vest upon change in control and ratably upon a termination of Mr. Rhodes' employment without "cause". Upon notice of termination of employment by us, Mr. Rhodes will be entitled to receive as severance twelve months' salary and benefits.

         Effective August 16, 1999, as amended February 28, 2001 to extend the term to February 28, 2003 and as amended February 28, 2003 to extend the term to February 28, 2005, we entered into an employment agreement with Raymond Riccio, as Vice President, Apparel Division. The agreement may be renewed by us with 6 months' prior notice. Mr. Riccio receives annual compensation of $165,000, subject to annual review. Mr. Riccio is also eligible to participate in our bonus plan up to a maximum of 40% of then current salary or, if 110% above budgeted EBITDA is achieved, a larger percentage at the discretion of our board of directors. Mr. Riccio has been granted stock options to purchase 25,000 shares of our common stock at an exercise price of $8.50 per share. These options have a term of ten years, vest rateably over five years and vest upon change in control and rateably upon a termination of Mr. Riccio's employment without "cause". Upon notice of termination of employment by us, Mr. Riccio will be entitled to receive as severance twelve month's salary and benefits.

         Effective June 10, 2002 we entered into an employment contract with Michel Ravacley, as Vice President, Global Operations. Mr. Ravacley receives annual compensation of Canadian $230,000, subject to annual review. Mr. Ravacley is also eligible to participate in our bonus plan up to a maximum of 40% of then current salary or, if 110% above budgeted EBITDA is achieved, a larger percentage at the discretion of our board of directors. Mr. Ravacley has been granted stock options to purchase 25,000 shares of our common stock at an exercise price of $8.50 per share. These options have a term of ten years, vest ratably over five years commencing on December 31, 2003 and vest upon a change of control and ratably upon a termination of Mr. Ravacley's employment without "cause". Upon notice of termination of employment by us, Mr. Ravacley will be entitled to receive as severance six months' salary and benefits if within the first twelve months of employment and twelve months' salary and benefits if thereafter.

DEFINED BENEFIT OR ACTUARIAL PLANS

         Certain of our executive officers have entered into defined benefit supplementary retirement agreements ("SERP"). The SERP benefit equals 2% of base earnings at retirement in excess of $54,000 times years of service. These SERPs are unfunded. During the year ended December 31, 2003, an expense of $114,000 was recorded by us. The balance of the unfunded liability was $512,000 as at December 31, 2003.


         The following table is a summary of the estimated annual benefits payable upon retirement under the SERP(1):

----------------------------------------------------------------------------------------------------------------------
                                                                  YEARS OF SERVICE
        REMUNERATION           ---------------------------------------------------------------------------------------
           (U.S.$)                    15               20                25                30               35
------------------------------ ----------------- ---------------- ----------------- ----------------- ----------------
           125,000                $ 21,167         $ 28,222          $ 35,278          $ 42,334         $ 49,389
----------------------------------------------------------------------------------------------------------------------
           150,000                $ 28,667         $ 38,222          $ 47,778          $ 57,334         $ 66,889
----------------------------------------------------------------------------------------------------------------------
           175,000                $ 36,167         $ 48,222          $ 60,278          $ 72,334         $ 84,389
----------------------------------------------------------------------------------------------------------------------
           200,000                $ 43,667         $ 58,222          $ 72,778          $ 87,334         $101,889
----------------------------------------------------------------------------------------------------------------------
           225,000                $ 51,167         $ 68,222          $ 85,278          $102,334         $119,389
----------------------------------------------------------------------------------------------------------------------
           250,000                $ 58,667         $ 78,222          $ 97,778          $117,334         $136,889
----------------------------------------------------------------------------------------------------------------------
           275,000                $ 66,167         $ 88,222          $110,278          $132,334         $154,389
----------------------------------------------------------------------------------------------------------------------
           300,000                $ 73,667         $ 98,222          $122,778          $147,334         $171,889
----------------------------------------------------------------------------------------------------------------------
           400,000                $103,667         $138,222          $172,778          $207,334         $241,889
----------------------------------------------------------------------------------------------------------------------

-------------------
(1) Pension amounts were calculated by converting base earnings into Canadian dollars, applying the SERP formula, and reconverting the results into U.S. dollars, based on a currency exchange rate of 1.5796.

         Under the plan(s), the following Named Executive Officers have earned the following number of credited years of service at December 31, 2003:

                                                             PLAN YEARS
                                                             ----------
Matthew H. O'Toole.................................             4.55
Robert A. Desrosiers...............................             2.61
John Pagotto.......................................             2.46
Raymond Riccio.....................................             N/A
Michel Ravacley....................................             1.56

PERFORMANCE GRAPH

       Normally, we would present a graph comparing the cumulative total stockholder return on our common stock with that of the NASDAQ Composite Index for U.S. companies and the Dow Jones Recreation Products Group that is comprised of toy, entertainment, sporting goods, recreation and leisure product companies. However, on April 11, 1997, as a result of our reorganization, all currently outstanding shares of our common stock were converted into warrants to purchase shares of our common stock. In addition, since April 11, 1997 there had been extremely limited trading volume of our common stock. This class of common stock was merged out of existence in connection with our corporate reorganization in 2003. There is no market for the currently outstanding shares of the new class of voting common stock, par value $.01 per share, of The Hockey Company, all of which were issued to THC Holdings in return for proceeds from its initial public offering. There is no market for the shares of non-voting exchangeable common stock received in connection with the merger. Therefore, a performance graph is not presented, as it would not be meaningful.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information regarding beneficial ownership of our common stock as of March 1, 2004, with respect to (a) each person known to be the beneficial owner of more than 5% of the outstanding shares of our voting common stock and (b) our directors, our executive officers and all of our executive officers and directors as a group with respect to each class of equity securities of the Company, including our non-voting exchangeable common stock, or Exchangeable Shares, or The Hockey Company Holdings Inc., the parent of the Company, including its common shares, or Common Shares. (Except as indicated in the footnotes to the table, all such shares of common stock are owned with sole voting power and investment power.)

                                                         NO. OF SHARES
NAME OF BENEFICIAL OWNER                               BENEFICIALLY OWNED                       % OF CLASS
------------------------                               ------------------                       ----------
PRINCIPAL STOCKHOLDERS

The Hockey Company Holdings Inc. (1)                       5,475,174                               100%



                                                             NO. OF SHARES
NAME OF BENEFICIAL OWNER                                   BENEFICIALLY OWNED                  % OF CLASS
------------------------                               -------------------------       ----------------------------
                                                       Exchangeable       Common       Exchangeable        Common
                                                         Shares(2)        Shares         Shares(3)        Shares(3)
                                                       ------------       ------       ------------      ----------
DIRECTORS
Michel Baril (4)...........................                   --            625               --                *
Paul Chute (5).............................                   --             --               --               --
Greg S. Feldman (6)........................                   --             --               --               --
Jason B. Fortin (6)........................                   --             --               --               --
Roger Samson (7)...........................                   --             --               --               --

EXECUTIVE OFFICERS

Matthew O'Toole (8) (9)....................              175,000          4,675                2.6%             *
Robert A. Desrosiers (8)...................               21,000          1,550                *                *
John Pagotto (8)...........................               21,000          6,250                *                *
Len Rhodes (8).............................               15,000            125                *                *
Raymond Riccio (8).........................               15,000             --                *               --
Michel Ravacley (8)........................               10,000             --                *               --
Johnny Martinsson (10).....................               35,000             --                *               --
ALL EXECUTIVE OFFICERS AND DIRECTORS AS A
GROUP (12 PERSONS).........................              292,000         13,225                4.3%             *

--------------
*  Less than 1%

(1) Pursuant to the Voting and Exchange Trust Agreement, dated June 11, 2003, among the Company, The Hockey Company Holdings Inc. and Computershare Trust Company of Canada, as Trustee, each holder of Exchangeable Shares of the Company, other than The Hockey Company Holdings Inc., is entitled to direct the Trustee to cast and exercise its vote as directed by such holder, with respect to each Exchangeable Share owned of record by such holder, on any matter subject to a vote of holders of common shares of The Hockey Company Holdings Inc. Through their respective ownership of the Exchangeable Shares, WS Acquisition LLC has the right to direct the vote of 3,308,493 shares, The Equitable Life Assurance Society of the United States has the right to direct the vote of 1,440,570 shares, Gerald Wasserman has the right to direct the vote of 722,222 shares (all covered by options exercisable for Exchangeable Shares within 60 days of March 1, 2004), Phoenix Life Insurance Company has the right to direct the vote of 570,718 shares (including 159,127 shares covered by warrants exercisable for Exchangeable Shares within 60 days of

         March 1, 2004), and The Northwestern Mutual Life Insurance Company has the right to direct the vote of 452,751 shares.

(2) This beneficial ownership consists entirely of Exchangeable Shares covered by options exercisable within 60 days of March 1, 2004.

(3) As of March 1, 2004, there were 5,475,174 Common Shares and 6,500,537 Exchangeable Shares issued and outstanding.

(4)      The address of this owner is 2050 Des Aulnes, St-Bruno, Quebec, J3V
         6M7.

(5) The address of this owner is 1 American Row, Hartford, Connecticut 06115. Paul M. Chute disclaims beneficial ownership of the 570,718 Exchangeable Shares beneficially owned by Phoenix Life Insurance Company, including 159,127 Exchangeable Shares covered by warrants exercisable within 60 days of March 1, 2004. Mr. Chute is a Managing Director of Phoenix Investment Partners Ltd., an affiliate of Phoenix Life Insurance Company.

(6) The address of these owners is 620 Fifth Avenue, New York, New York 10020. Greg S. Feldman is the Managing Member of WS Acquisition LLC. Mr. Feldman disclaims beneficial ownership of the 3,308,493 Exchangeable Shares held by WS Acquisition LLC, including 7,947 Exchangeable Shares indirectly owned through its affiliate, Wellspring Capital Management LLC. Jason Fortin's beneficial ownership excludes those shares. Mr. Fortin is a principal of Wellspring Capital Management LLC, an affiliate of WS Acquisition LLC.

(7) The address of this owner is 14 Place le Marronnier, St. Lambert, Quebec, Canada J45 1Z7.

(8) The address of these owners is c/o The Hockey Company, 3500 Boulevard de Maisonneuve, Montreal, Quebec, Canada H3Z 3C1, unless otherwise indicated.

(9)      Matthew H. O'Toole is also a director of The Hockey Company.

(10)     The address of this owner is c/o Jofa AB, S-782 22 Malung, Sweden.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 2001, 2002 and 2003, we were charged a management fee of $100,000, $100,000 and $100,000, respectively, by Wellspring Capital Management LLC, an affiliate of the controlling stockholder.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         AUDIT FEES(1). The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of the Company's annual financial statements, the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q, comfort letters to underwriters and services normally provided by the independent auditor in connection with statutory and regulatory filings were $303,500 for the fiscal year ended December 31, 2003, and $382,400 for the fiscal year ended December 31, 2002.

(1) In addition, in 2003 The Hockey Company Holdings Inc. ("THC Holdings") incurred audit fees of $375,400 for professional services rendered for the audit of THC Holdings' annual financial statements, the reviews of the quarterly financial statements, comfort letters to underwriters and services normally provided by the independent auditor in connection with statutory and regulatory filings.

         AUDIT-RELATED FEES. The aggregate fees billed by Ernst & Young LLP for assurance and related services related to the performance of the audit or review of the Company's financial statements and not described above under "Audit Fees" were $13,900 for the fiscal year ended December 31, 2003, and nil for the fiscal year ended December 31, 2002. In 2003, the audit-related services included assistance with planning the Company's compliance with Sarbanes-Oxley Act of 2002, Section 404.

         TAX FEES. The aggregate fees billed by Ernst & Young LLP for professional services rendered for tax compliance, tax advice and tax planning were $150,900, $264,400 and $147,700, respectively, for the fiscal year ended December 31, 2003, and $82,800, $150,812 and $105,471, respectively, for the fiscal year ended December 31, 2002.

         ALL OTHER FEES. The aggregate fees billed by Ernst & Young LLP for products and services other than those described above were nil for the fiscal year ended December 31, 2003, and nil for the fiscal year ended December 31, 2002.

         AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES. Effective March 24, 2004, our Board of Directors adopted a new Audit Committee Charter which, among other things, requires the audit committee to pre-approve the rendering by our independent auditor of audit or permitted non-audit services. The chairperson of the audit committee may pre-approve the rendering of services on behalf of the audit committee, provided that the matter is then presented to the full audit committee at the next scheduled meeting.

                                     PART IV



ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1)Financial Statements required by Part II, Item 8 are included and indexed in Part II, Item 8.

(a)(2)The financial statement schedules filed as part of this report include the following:

                        SCHEDULE                                                     PAGE
                        --------                                                     ----
         II             Valuation and Qualifying Accounts and Reserves                 77

(a)(3)The following is a list of all Exhibits filed as part of this Report :


EXHIBIT
  NO.    DESCRIPTION
-------  -----------
2.1      First Amended Joint Chapter 11 Plan (as modified), dated November 12,
         1996, filed with the United States Bankruptcy Court for the District of
         Delaware. Filed as Exhibit 1 to the Company's Current Report on Form
         8-K dated December 6, 1996 incorporated herein by reference.

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

2.5      Agreement and Plan of Merger, dated April 2, 2003, among The Hockey
         Company Holdings Inc., Hockey Merger Co. and the Company. Filed as
         Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

3.1 Certificate of Merger, including the Amended and Restated Certificate of Incorporation, dated June 10, 2003. Filed as Exhibit 3.1 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         2003 and incorporated herein by reference.

3.2 Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December
         31, 1996 and incorporated herein by reference.

4.1      Indenture, dated April 3, 2002, among The Hockey Company, Sport Maska
         Inc., The Bank of New York, as Trustee, and the Subsidiary Guarantors named therein, relating to Units consisting of 111/4% Senior Secured
         Notes due 2009 of The Hockey Company and 111/4% Senior Secured Notes due 2009 of Sport Maska Inc. Filed as Exhibit 4.2 to the Company's
         Current Report on Form 8-K dated April 11, 2002 and incorporated herein by reference.

4.2      First Supplemental Indenture, dated May 22, 2003, among the Company,
         Sport Maska Inc., the Guarantors as defined therein and The Bank of New
         York, as Trustee. Filed as Exhibit 4.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

4.3      Second Supplemental Indenture, dated May 22, 2003, among the Company,
         Sport Maska Inc., the Guarantors as defined therein and The Bank of New
         York, as Trustee. Filed as Exhibit 4.2 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

9.1      Voting and Exchange Trust Agreement, dated June 11, 2003, among the
         Company, The Hockey Company Holdings Inc. and Computershare Trust
         Company of Canada. Filed as Exhibit 9.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

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

10.19 Agreement, dated as of March 14, 2001, among Caisse de depot et placement du Quebec, WS Acquisition LLC and the Company. Filed as
         Exhibit 10.4 to the Company's Current Report on Form 8-K dated March
         26, 2001 and incorporated herein by reference.

10.20    Registration Rights Agreement, dated as of March 14, 2001, between the
         Company and Caisse de depot et placement du Quebec. Filed as Exhibit
         10.5 to the Company's Current Report on Form 8-K dated March 26, 2001 and incorporated herein by reference.

10.21    Second Amendment to Credit Agreement, dated as of March 14, 2001, among
         Maska U.S., Inc., as the borrower, the Credit Parties, the Lenders and General Electric Capital Corporation, as Agent and Lender. Filed as
         Exhibit 10.6 to the Company's Current Report on Form 8-K dated March
         26, 2001 and incorporated herein by reference.

10.22    Second Amendment to Credit Agreement, dated as of March 14, 2001, among
         Sport Maska Inc., as borrower, the Credit Parties, the Lenders and
         General Electric Capital Canada Inc., as Agent and Lender. Filed as
         Exhibit 10.7 to the Company's Current Report on Form 8-K dated March
         26, 2001 and incorporated herein by reference.

10.23    Pledge and Security Agreement, dated April 3, 2002, among The Hockey
         Company, Sports Holdings Corp., Maska U.S., Inc., SLM Trademark
         Acquisition Corp., WAP Holdings Inc. and The Bank of New York, as
         Collateral Agent. Filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.24 General Security Agreement, dated April 3, 2002, by Sport Maska Inc. in favor of BNY Trust Company of Canada, as Collateral Agent. Filed as
         Exhibit 10.2 to the Company's Current Report on Form 8-K dated April
         11, 2002 and incorporated herein by reference.

10.25    General Security Agreement, dated April 3, 2002, by SLM Trademark
         Acquisition Canada Corp. in favor of BNY Trust Company of Canada, as
         Collateral Agent. Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 11, 2002 and incorporated herein by reference.

10.26    Securities Pledge Agreement, dated April 3, 2002, by Sport Maska Inc.
         in favor of BNY Trust Company of Canada, as Collateral Agent. Filed as
         Exhibit 10.4 to the Company's Current Report on Form 8-K dated April
         11, 2002 and incorporated herein by reference.

10.27    Securities Pledge Agreement, dated April 3, 2002, by SLM Trademark
         Acquisition Canada Corp. in favor of BNY Trust Company of Canada, as
         Collateral Agent. Filed as Exhibit 10.5 to the Company's Current Report on Form 8-K dated April 11, 2002 and incorporated herein by reference.

10.28    Deed of Hypothec, dated April 3, 2002, between BNY Trust Company of
         Canada, as Collateral Agent, and Sport Maska Inc. Filed as Exhibit 10.6 to the Company's Current Report on Form 8-K dated April 11, 2002 and incorporated herein by reference.

10.29    Deed of Hypothec, dated April 3, 2002, between BNY Trust Company of
         Canada, as Collateral Agent, and SLM Trademark Acquisition Canada Corp.
         Filed as Exhibit 10.7 to the Company's Current Report on Form 8-K dated
         April 11, 2002 and incorporated herein by reference.

10.30    Intercreditor Agreement, dated April 3, 2002, among General Electric
         Capital Corporation, General Electric Capital Canada Inc., The Bank of
         New York, as U.S. Collateral Agent, BNY Trust Company of Canada, as
         Canadian Collateral Agent, The Bank of New York, as Trustee, The Hockey
         Company, Sport Maska Inc., Sports Holdings Corp., Maska U.S., Inc., SLM
         Trademark Acquisition Canada Corp., SLM Trademark Acquisition Corp. and
         WAP Holdings Inc. Filed as Exhibit 10.8 to the Company's Current Report on Form 8-K dated April 11, 2002 and incorporated herein by reference.

10.31    Third Amendment to Credit Agreement, dated April 3, 2002, among Maska
         U.S., Inc., as borrower, the Credit Parties, the Lenders and General
         Electric Capital Corporation, as Agent and Lender. Filed as Exhibit
         10.9 to the Company's Current Report on Form 8-K dated April 11, 2002 and incorporated herein by reference.

10.32    Fourth Amendment to Credit Agreement, dated April 3, 2002, among Sport
         Maska Inc., as borrower, the Credit Parties, the Lenders and General
         Electric Capital Canada Inc., as Agent and Lender. Filed as Exhibit
         10.10 to the Company's Current Report on Form 8-K dated April 11, 2002 and incorporated herein by reference.

10.33    Fourth Amendment to Credit Agreement, dated October 17, 2002, among
         Maska U.S., Inc., as borrower, the Credit Parties, the Lenders and
         General Electric Capital Corporation, as Agent and Lender. Filed as
         Exhibit 10.33 to the Company's Annual Report on Form 10-k for the year ended December 31, 2002 and incorporated herein by reference.

10.34    Fifth Amendment to Credit Agreement, dated October 17, 2002, among
         Sport Maska Inc., as borrower, the Credit Parties, the Lenders and
         General Electric Capital Canada Inc., as Agent and Lender. Filed as
         Exhibit 10.34 to the Company's Annual Report on Form 10-k for the year ended December 31, 2002 and incorporated herein by reference.

10.35 First Amendment to Pledge and Security Agreement, dated May 22, 2003, among the Company, the Subsidiaries party thereto and The Bank of New
         York, as Collateral Agent. Filed as Exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.36    Exchangeable Share Support Agreement, dated June 11, 2003, between the
         Company and The Hockey Company Holdings Inc. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
         30, 2003 and incorporated herein by reference.

10.37    Letter Agreement, dated March 28, 2003, among NHL Enterprises, L.P.,
         NHL Enterprises Canada, L.P., NHL Enterprises B.V., Sport Maska Inc.,
         Maska U.S., Inc., Jofa AB, KHF Finland Oy, the Company and The Hockey
         Company Holdings Inc. Filed in redacted form as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         2003 and incorporated herein by reference.

14.1 Code of Ethics for Chief Executive Officer and Chief Financial Officer of The Hockey Company.

21       List of the Company's subsidiaries.

31.1     Certification of Chief Executive Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002, as amended.

31.2     Certification of Chief Financial Officer pursuant to Section 302 of the
         Sarbanes- Oxley Act of 2002, as amended.

32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. section
         1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. section
         1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

(b)   Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the [ ] day of March, 2004.

                         THE HOCKEY COMPANY

                         By: /s/ Robert A. Desrosiers
                             -----------------------------------
                         Name:  Robert A. Desrosiers
                         Title: Chief Financial Officer and
                                Vice-President, Finance and Administration

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

SIGNATURE                              TITLE                                         DATE
---------                              -----                                         ----
/s/ Greg S. Feldman                    Chairman of the Board                         March 26, 2004
----------------------------------
Greg S. Feldman

/s/ Matthew H. O'Toole                 Chief Executive Officer,                      March 26, 2004
----------------------------------     President and Director
Matthew H. O'Toole

/s/ Michel Baril                       Director                                      March 26, 2004
----------------------------------
Michel Baril

/s/ Paul M. Chute                      Director                                      March 26, 2004
----------------------------------
Paul M. Chute

/s/ Jason B. Fortin                    Director                                      March 26, 2004
----------------------------------
Jason B. Fortin

/s/ Roger Samson                       Director                                      March 26, 2004
----------------------------------
Roger Samson