Form 10-Q
period 2004-03-31
HOCKEY CO
filed 2004-05-12
CIK 880036

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q


    (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    MARCH 31, 2004
                                  ----------------------------------------------

                                       OR

     [    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                ----------------------  ------------------------

Commission file number                                  0 - 19596
                        ------------------------------  ------------------------

                               THE HOCKEY COMPANY
                               ------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                  13-36-32297
           --------                                  -----------
State or other jurisdiction of                      (IRS Employer
incorporation or organization)                   Identification No.)

3500 BOUL. DE MAISONNEUVE, SUITE 800, MONTREAL, QUEBEC, CANADA        H3Z 3C1
--------------------------------------------------------------     -------------
       (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code       (514) 932-1118
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

         YES   X                                         NO
              ---                                            ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).

         YES                                             NO   X
              ---                                            ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under the plan confirmed by the court.

         YES   X                                         NO
              ---                                            ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                                 OUTSTANDING AT MAY 5, 2004
              -----                                 --------------------------
       Voting Common Stock,                                  5,476,202
         $.01 par value

Non-Voting Exchangeable Common Stock,                        6,658,636
         $.01 par value




                                                                                                           PAGE NO.
                                                                                                           --------


PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Unaudited Consolidated Balance Sheets at March 31, 2004 and December 31, 2003                     1

           Unaudited Consolidated Statements of Operations for the Three Months ended March 31,
           2004 and 2003                                                                                     2

           Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three Months
           ended March 31, 2004 and  2003                                                                    3

           Unaudited Consolidated Statements of Cash Flows for the Three Months ended March 31,
           2004 and 2003                                                                                     4

           Notes to Unaudited Consolidated Financial Statements                                              5


Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations            19


Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                       25


Item 4.    Controls and Procedures                                                                          26



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                27


Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities                 27


Item 3.    Defaults Upon Senior Securities                                                                  27


Item 4.    Submission of Matters to a Vote of Security Holders                                              27


Item 5.    Other Information                                                                                27


Item 6.    Exhibits and Reports on Form 8-K                                                                 27


                               THE HOCKEY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

PART I -     FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                                                                                     MARCH 31,        DECEMBER 31,
                                                                                       2004               2003
                                                                                     UNAUDITED           NOTE 1D
                                                                                     ---------        ------------
ASSETS
Current Assets
   Cash and cash equivalents...............................................        $   42,056         $   42,609
   Accounts receivable, net ...............................................            46,348             61,643
   Inventories (See Note 2)................................................            57,682             49,517
   Prepaid expenses and other receivables..................................             7,433              5,144
   Deferred Income taxes...................................................             7,828              7,564
                                                                                 ------------------ ------------------
   Total current assets....................................................           161,347            166,477
Property, plant and equipment, net of accumulated depreciation
   (See Note 5)............................................................            14,022             15,042
Goodwill and excess reorganization intangible  (See Note 3a)...............            70,859             71,207
Intangible - Prepaid NHL Royalty  (See Note 3b)............................            31,157             31,208
Other assets...............................................................             7,384              7,870
                                                                                 ------------------ ------------------
  Total assets.............................................................       $   284,769        $   291,804
                                                                                 ------------------ ------------------
                                                                                 ------------------ ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Accounts payable........................................................       $     6,525        $     9,616
   Accrued liabilities.....................................................            21,526             14,521
   Accrued restructuring expenses (See Note 9).............................               282                 --
   Income taxes payable....................................................             2,158              6,973
                                                                                 ------------------ ------------------
   Total current liabilities...............................................            30,491             31,110
Long-term debt (See Notes 1C and  4).......................................           123,993            123,944
Loan payable to Parent Company.............................................            10,000             10,000
Deferred income taxes and other long-term liabilities......................             4,806              4,836
                                                                                 ------------------ ------------------
   Total liabilities.......................................................           169,290            169,890
                                                                                 ------------------ ------------------
                                                                                 ------------------ ------------------
Stockholders' equity (See Notes 1B and 5):.................................
New Common Stock, voting, par value $0.01 per share, 12,000,000 shares authorized, 5,475,174 and 5,469,174 shares issued and outstanding at March
   31, 2004 and December 31, 2003, respectively............................                50                 50
Common Stock, non-voting, par value $0.01 per share, Exchangeable into Common
   Shares of The Hockey Company Holdings Inc., 8,000,000 shares authorized,
   6,500,537 and 6,506,537 shares issued and outstanding at March 31, 2004 and
   December 31, 2003, respectively                                                         65                 65
Warrants for Exchangeable Shares, 159,127 issued and outstanding at March 31,
   2004 and December 31, 2003                                                           1,665              1,665
Special Dividend Preferred Stock, par value $0.01 per share, one share authorized, one share issued and outstanding at March 31, 2004 and December
   31, 2003, respectively                                                                  --                 --
Additional paid-in capital - Exchangeable shares...........................            64,591             64,651
Additional paid-in capital - Common Stock..................................            47,881             47,821
Additional paid-in capital - Stock Options (See Note 6)....................                34                 26
Deficit....................................................................            (7,166)            (3,310)
Accumulated other comprehensive income (See Note 10).......................             8,359             10,946
                                                                                 ------------------ ------------------
  Total stockholders' equity...............................................           115,479            121,914
                                                                                 ------------------ ------------------
  Total liabilities and stockholders' equity...............................        $  284,769         $  291,804
                                                                                 ------------------ ------------------
                                                                                 ------------------ ------------------

      The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (In thousands, except share data)




                                                                           For the Three        For the Three
                                                                            Months ended         Months ended
                                                                           Mar. 31, 2004        Mar. 31, 2003
                                                                    ------------------------------------------

Net sales                                                                   $     42,597         $     37,779
Cost of goods sold before restructuring charges                                   23,043               21,071
Restructuring and unusual charges (See Note 9)                                       282                    -
                                                                    ------------------------------------------
       Gross profit                                                               19,272               16,708
Selling, general and administrative expenses                                      18,510               15,732
                                                                    ------------------------------------------
       Operating income                                                              762                  976
Other expense (income), net                                                          373                 (637)
Interest expense                                                                   3,928                3,992
Foreign exchange loss (gain)                                                       1,409               (4,378)
                                                                    ------------------------------------------
(Loss) income before income taxes                                                 (4,948)               1,999
Income taxes (recovery)                                                           (1,091)                 292
                                                                    ------------------------------------------
Net (loss) income                                                                 (3,857)               1,707
Preferred stock dividends (See Note 1B)                                                -                  672
Accretion of 13% Pay-In-Kind preferred stock (See Note 1B)                             -                   29
                                                                    ------------------------------------------
Net (loss) income attributable to common shareholders                       $     (3,857)         $     1,006
                                                                    ==========================================
Basic and diluted (loss) income per share (See Note 5 and 6)                $      (0.32)         $      0.14



     The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (In thousands)



                                                                          For the Three         For the Three
                                                                           Months ended         Months ended
                                                                          Mar. 31, 2004         Mar. 31, 2003
                                                                    -------------------------------------------
Net (loss)  income                                                         $     (3,857)          $      1,707
Foreign currency translation adjustments (loss)                                  (2,587)                 2,841
                                                                    -------------------------------------------
Net comprehensive (loss) income                                            $     (6,444)          $      4,548
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

                               THE HOCKEY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)




                                                                                For the Three          For the Three
                                                                                 Months ended          Months ended
                                                                                Mar. 31, 2004          Mar. 31, 2003
                                                                                ------------------------------------

OPERATING ACTIVITIES:
Net income (loss)                                                                $      (3,857)        $   1,707
Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Restructuring charges                                                               282                 -
       Depreciation and amortization                                                     1,048               969
       Amortization of deferred financing costs and debt                                   381               358
       Deferred income taxes                                                              (213)             (101)
       Gain on sale of property, plant and equipment                                        (2)             (505)
       Loss (gain) on foreign exchange                                                   1,428            (4,395)
Change in operating assets and liabilities:
       Accounts receivable                                                              15,118            15,259
       Inventories                                                                      (8,615)           (4,636)
       Prepaid expenses                                                                 (2,370)             (398)
       Accounts payable and accrued liabilities                                          3,661               999
       Income taxes payable                                                             (4,735)             (603)
                                                                                ---------------------------------
           Net cash provided by operating activities                                     2,126             8,654
                                                                                ---------------------------------
INVESTING ACTIVITIES:
       Acquisition (See Note 1F)                                                        (1,325)               -
       Purchases of property, plant and equipment                                         (262)             (316)
       Proceeds from sale of property, plant and equipment                                   1             1,313
                                                                                ---------------------------------
           Net cash provided by (used in) investing activities                          (1,586)              997
                                                                                ---------------------------------
FINANCING ACTIVITIES:
       Deferred financing costs                                                            (35)             (280)
       Principal payments on debt                                                            -              (439)
                                                                                ---------------------------------
           Net cash used in financing activities                                           (35)             (719)
                                                                                ---------------------------------
Effects of foreign exchange rate changes on cash                                        (1,058)              592
                                                                                ---------------------------------
(Decrease) increase in cash and cash equivalents                                          (553)            9,524
Cash and cash equivalents at beginning of period                                        42,609            19,484
                                                                                ---------------------------------
Cash and cash equivalents at end of period                                       $      42,056       $    29,008
                                                                                =================================


     The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

A. DESCRIPTION OF BUSINESS, CHANGE OF CORPORATE NAME AND PRINCIPLES OF CONSOLIDATION


         The Hockey Company was incorporated in September 1991 and reorganized in April 1997. On February 9, 1999, The Hockey Company filed an amendment to change the name of the Company from SLM International Inc. to The Hockey Company ("THC"). On June 11, 2003, The Hockey Company became a subsidiary of The Hockey Company Holdings Inc., a Canadian public corporation (See Note 1B). The consolidated financial statements include the accounts of THC and its wholly owned subsidiaries (collectively, the "Company"). The Company manufactures hockey equipment and related apparel, as well as recreational skates and other non-hockey products. The hockey equipment and related apparel include hockey uniforms, hockey sticks, goaltender equipment, protective equipment and hockey skates. The Company sells its products world-wide to a diverse customer base consisting of specialty retailers, sporting goods shops, mass merchandisers, teams and international distributors. The Company manufactures in-house at six facilities, four of which are located in Canada and two in Europe. In addition, where it makes business sense, the Company outsources the manufacturing of certain products. The distribution facilities of the Company are located in North America, Finland, Sweden and Germany.

         Overall, 34% of the Company's employees are covered by a collective bargaining agreement. The North American, Finish and Swedish agreements expire in 2008, 2005 and June 2004, respectively.


B.   INITIAL PUBLIC OFFERING - THE HOCKEY COMPANY HOLDINGS INC.

         On June 11, 2003, The Hockey Company Holdings Inc. ("THC Holdings " or the "Parent Company") completed an initial public offering (the "Offering") and issued 4,500,000 common shares for proceeds of approximately $47,200 (Cdn$64,100), net of issue fees and expenses of approximately $5,800 (Cdn$7,800). As a result, the Company issued 4,500,000 shares of voting common stock, par value $0.01 per share, to THC Holdings for proceeds of $37,100 (Cdn$50,400). On July 11, 2003, THC Holdings closed on the exercise by the underwriters of their over-allotment option in connection with the initial public offering. The underwriters purchased an additional 429,200 common shares for proceeds of $4,700 (Cdn$6,400), net of issue fees and expenses of approximately $400 (Cdn$500). As a result, the Company also issued 429,200 shares of voting common stock of the Company to THC Holdings for proceeds of $4,700 (Cdn$6,400). THC Holdings' common shares are listed on the Toronto Stock Exchange under the symbol "HCY". On closing of the Offering, the Company entered into a corporate reorganization with THC Holdings.


C.   REEBOK INTERNATIONAL LTD. PROPOSED OFFER

         On April 7, 2004, Reebok International Ltd. ("Reebok") and THC Holdings entered into a Support Agreement (the "Support Agreement") pursuant to which Reebok agreed to make an offer (the "Offer") to acquire all of THC Holdings' outstanding common shares for Cdn$21.25 in cash per share, representing an approximate transaction value of $204,000, plus the assumption of $125,000 aggregate principal amount of 11 1/4% Senior Secured Notes (the "Notes"). Reebok, through a wholly-owned subsidiary, launched the Offer on April 22, 2004.

         The Offer is subject to regulatory approval and satisfaction of certain other conditions, including the valid deposit and non-withdrawal of at least 66 2/3% of the common shares of THC Holdings on a fully-diluted basis. In addition, THC Holdings made arrangements to permit the tender under the Offer of common shares issuable upon the exchange of shares of our non-voting exchangeable common stock as well as common shares issuable upon exercise of stock options or warrants on a conditional basis, effective only upon the take-up of THC Holdings' common shares under the Offer.

         In addition, on April 7, 2004, simultaneously with the execution of the Support Agreement, certain principal holders of our non-voting exchangeable common stock and two of THC Holdings' executive officers entered into a Lock-up Agreement with Reebok under which they have agreed to tender the common shares of THC Holdings held or to be held by them into the Offer, subject to limited conditions.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


         In addition, pursuant to the Support Agreement, THC Holdings has agreed that, as soon as practicable after certain conditions are met, including Reebok's acquisition of at least 66 2/3% (or such lower percentage, but in any event not lower than or equal to 50%) of the issued and outstanding common shares of THC Holdings pursuant to the Offer, THC Holdings will effect the merger of a newly-formed, wholly-owned subsidiary of THC Holdings with and into the Company (the "Merger"), without a meeting of our stockholders, in accordance with Section 253 of the Delaware General Corporation Law (the "DGCL"). Pursuant to the Merger, each then outstanding share of non-voting exchangeable common stock which had not been conditionally exchanged will be converted into the right to receive the same price per share, Cdn$21.25 in cash, being offered in the Offer, subject to Section 262 of the DGCL regarding appraisal rights.

         Under the terms of the Notes, in the event of a change of control, we and Sport Maska Inc. are required to make a joint offer to purchase all of the outstanding Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

D.  BASIS OF PRESENTATION


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

         In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the Company's Unaudited Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income
(Loss) and Statements of Cash Flows for the 2004 and 2003 periods have been included. These unaudited interim consolidated financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles to be included in a full set of financial statements. Results for the interim periods are not necessarily a basis from which to project results for the full year due to the seasonality of the Company's business. Sales of hockey equipment products are generally highly seasonal and in many instances are dependent on weather conditions. This seasonality causes the financial results to vary from quarter to quarter, with sales and earnings usually weakest in the first and second quarters. In addition, the nature of the business requires that in anticipation of the peak selling season for its products, the Company makes relatively large investments in inventory. Relatively large investments in receivables consequently exist during and after such season.

         Investments in joint venture operations are accounted for by the equity method.

         The Balance Sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2003.

E.  ACCOUNTING PRONOUNCEMENTS

         In January 2003, FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ACCOUNTING RESEARCH BULLETIN NO. 51 ("FIN 46"). FIN 46 requires the consolidation of variable interest entities ("VIE") in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46 are applicable to variable interests in VIE's created after January 31, 2003. For variable interest acquired before February 1, 2003, the provisions of FIN 46 are applicable in the first reporting period ending December 15, 2003. The application of FIN 46 did not have a significant effect on the Company's financial position and result of operations.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


F. ACQUISITIONS

ACQUISITION OF  DISTRIBUTOR NORBERT EWALD GmbH IN GERMANY

         On January 5, 2004, the Company acquired the assets of Norbert Ewald GmbH (Ewald Sport Service) for a total cost of approximately $1,300 consisting primarily of inventory.

T'BLADE JOINT VENTURE

         On January 16, 2004, the Company purchased a 33 1/3% ownership stake in t'blade Inc., the exclusive marketer and distributor of t'-blade replaceable ice skate blade products and technology in North America, for approximately US $800 (Cdn $100), as well as an advance of US$500 (Cdn $700). The remaining shares are owned by Graf Canada Ltd. (33 1/3%) and t'blade Gmbh (33 1/3%).

G. PRODUCT WARRANTY PROVISION

          The Company offers warranties for some of its products. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company's product liability reserve during the period are as follows:


                                                                                     2004          2003
                                                                                   ---------      -------

Balance, at January 1....................................................          $   1,330      $ 1,180
Warranties accrued during the period.....................................                614          622
Settlements made during the period.......................................               (724)        (474)
Translation adjustments..................................................                (18)          40
                                                                                   ---------      -------
Balance, at March 31.....................................................            $ 1,202      $ 1,368
                                                                                   ---------      -------
                                                                                   ---------      -------


2.  INVENTORIES

Net inventories consist of:



                                                                   March 31, 2004      December 31, 2003
                                                                   --------------      -----------------

          Finished products                                            $   43,660             $   35,574
          Work in process                                                   2,456                  2,143
          Raw materials and supplies                                       11,566                 11,800
                                                                   --------------      -----------------
                                                                       $   57,682             $   49,517
                                                                   --------------      -----------------
                                                                   --------------      -----------------

3A.  GOODWILL AND EXCESS RE-ORGANIZATION INTANGIBLE

Goodwill and excess re-organization intangible consist of:



                                                                   March 31, 2004      December 31, 2003
                                                                   --------------      -----------------

          Goodwill                                                      $  50,054              $  50,373


                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)





                                                                   March 31, 2004      December 31, 2003
                                                                   --------------      -----------------


          Excess re-organization intangible                                20,805                  20,834
                                                                   --------------      ------------------
                                                                        $  70,859               $  71,207
                                                                   --------------      ------------------
                                                                   --------------      ------------------


3B.   INTANGIBLE - PREPAID NHL ROYALTY

        On March 28, 2003, THC Holdings, THC and certain of its subsidiaries entered into a new ten-year License Agreement (the "New NHL License Agreement") with the NHL which became effective on the pre-payment of certain royalties in the amount of $30,112 from the Offering (including legal expenses of $112). In addition, THC Holdings also granted to the NHL an option to purchase 75,000 shares of the common stock of THC Holdings at $11.77 (Cdn$16.00) per share. The fair value of the options was determined to be approximately $735. The prepaid NHL Royalty and the fair value of the options will be expensed over the term of the agreement based on the schedule of royalty payments.

         Under the terms of the New NHL License Agreement, since by April 1, 2004 the NHL and the NHLPA have not entered into a Collective Bargaining Agreement covering the 2004/2005 NHL season certain guaranteed minimum payments are reduced to zero and the term of the contract is extended automatically for an additional License year.

4.  CREDIT FACILITIES AND SECURED LOANS

         In May 2000, Jofa AB, a subsidiary of the Company, entered into a loan agreement with Nordea Bank in Sweden to borrow SEK 10,000 ($1,300). The loan is for four years with annual principal repayments of SEK 2,500 ($328). The loan was secured by a chattel mortgage on the assets of the subsidiary and bore an interest rate of STIBOR plus 1.25%. During the three months ended March 31, 2004 and 2003 there were no borrowings under the Company's credit agreements. The balance of $439 was repaid on March 3, 2003.

5.  EARNINGS PER SHARE

INCOME (LOSS) PER SHARE FOR THE THREE MONTH PERIODS ARE AS FOLLOWS:


                                                For the Three Months ended     For the Three Months ended
                                                      March 31, 2004                 March 31, 2003
                                               ------------------------------  ---------------------------
                                                   Basic          Diluted          Basic         Diluted
---------------------------------------------- --------------- -------------- ---------------- -------------

Net (loss) income attributable to common
stockholders                                       (3,857)        (3,857)            1,006         1,006
-------------------------------------------------------------- -------------- ---------------- -------------
Weighted average common and common equivalent shares outstanding:
-------------------------------------------------------------- -------------- ---------------- -------------
Common stock                                    11,975,711     11,975,711        7,040,523     7,040,523
---------------------------------------------- --------------- -------------- ---------------- -------------
Common equivalent shares (a)                       158,892        158,892          158,912       158,912
---------------------------------------------- --------------- -------------- ---------------- -------------
Total weighted average common and common
equivalent shares outstanding                   12,134,603     12,134,603        7,199,435     7,199,435
---------------------------------------------- --------------- -------------- ---------------- -------------
Basic and diluted income (loss) per common
share (b)                                        $   (0.32)     $   (0.32)       $    0.14      $   0.14
---------------------------------------------- --------------- -------------- ---------------- -------------


In January 2004, holders of 6,000 non-voting common shares, par value $0.01 exchangeable into common shares of THC Holdings were exchanged. As a result the Company issued 6,000 voting new common stock, par value $0.01 to THC Holdings.

(a) Common equivalent shares include warrants and stock options issuable for little or no cash consideration.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


(b) Other warrants and stock options are considered in diluted earnings per share when dilutive. For the three months ended March 31, 2003, the Company used the average book value of its common stock in calculating the common equivalent shares as required by Statement of Financial Accounting Standards No. 128 due to the fact that the Company's stock had extremely limited trading volume during the period. For the three months ended March 31, 2004, the Company used the average market price of its Parent Company's common stock to value its common stock.

(c) Options to purchase 361,110 and 1,302,222 shares of common stock were outstanding at March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market value of the common stock.

6.    STOCK OPTIONS

         In 2003, prior to the corporate reorganization described in Note 1B, 30,000 additional stock options exercisable for the Company's Common Stock, voting were granted to employees at an average exercise price of $8.50 per share and 15,000 stock options were forfeited. Subsequent to the corporate reorganization as described in note 1B, all outstanding stock options of the Company were converted to be exercisable for the Company's Common Stock, non-voting.

         Prior to 2003, the Company accounted for this plan under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, (APB
25) and related Interpretations. No stock-based employee compensation cost was reflected, as all options granted under those plans had an intrinsic value of zero on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (FAS 123). Under the prospective method of adoption selected by the Company under the provisions of FASB Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE (FAS 148), the recognition provisions will be applied to all employee awards granted, modified, or settled after January 1, 2003.

         The expense related to stock-based employee compensation included in the determination of net income for 2004 will be less than that which would have been recognized if the fair value method had been applied to all awards granted after the original effective date of FAS 123. If the company had elected to adopt the fair value recognition provisions of FAS 123 as of its original effective date, pro forma net income and diluted net income per share would be as follows:


                                                                     THREE MONTHS ENDED MARCH 31

                                                                      2004               2003
--------------------------------------------------------------- ----------------- ----------------

Net income (loss), as reported                                       $  (3,857)         $   1,707

ADD:  Stock-based  employee  compensation  expense included in
reported net income, net of related tax effects.                             8                  5
                                                                ----------------- ----------------
                                                                     $  (3,849)         $   1,712

DEDUCT: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects.                                                     86          $     102
                                                                ----------------- ----------------
Pro forma net income (loss)                                          $  (3,935)        $    1,610
                                                                ----------------- ----------------
Earnings (loss) per share:

Basic, as reported                                               $       (.32)       $     0.14

Basic and, pro forma                                             $       (.32)       $     0.13

Diluted, as reported                                             $       (.32)       $     0.14

Diluted, pro forma                                               $       (.32)       $     0.13
--------------------------------------------------------------- ----------------- ----------------

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


         Pro forma information regarding net income and earnings per share, is required by FAS 123, as amended by FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement upon its initial effective date. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2003:


                                                                     2003
-------------------------------------------------------------- -----------------

Risk-free Interest Rate                                             4.85%

Expected Dividend Yield                                                0

Expected Volatility                                                    0

Expected Life                                                         10
-------------------------------------------------------------- -----------------


7.  CONTINGENCIES

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

INFORMATION ABOUT SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS



                                             Equipment                       Apparel                         Total
                                    ----------------------------- ------------------------------ ------------------------------
                                       For the        For the         For the        For the        For the        For the
                                        Three          Three           Three          Three          Three          Three
                                    Months ended   Months ended    Months ended    Months ended   Months ended   Months ended
                                    Mar. 31, 2004  Mar. 31, 2003  Mar. 31, 2004    Mar. 31, 2003  Mar. 31, 2004  Mar. 31, 2003
                                    -------------- -------------- --------------- -------------- -------------- ---------------

Net sales                               $  27,970      $  25,763       $  14,627      $  12,016      $  42,597       $  37,779
Gross profit                               11,395         10,850           7,877          5,858         19,272          16,708
Inventory                                  40,664         35,406          17,018         16,391         57,682          51,797
Goodwill and excess
reorganizational intangible                63,073         60,096           7,786          7,237         70,859          67,333
Intangible - Prepaid NHL Royalty                                          31,157                        31,157


                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



RECONCILIATION OF GROSS PROFIT TO (LOSS) INCOME BEFORE INCOME TAXES



                                                                             For the Three      For the Three
                                                                              Months ended       Months ended
                                                                             Mar. 31, 2004      Mar. 31, 2003
                                                                        ------------------- ------------------
Gross profit                                                                    $   19,272          $  16,708

Unallocated amounts:
   Selling, general and administrative expenses                                     18,510             15,732
   Other expense (income), net                                                         373               (637)
   Interest expense                                                                  3,928              3,992
   Foreign exchange loss (gain)                                                      1,409             (4,378)
                                                                        ------------------- ------------------
(Loss) income before income taxes                                               $   (4,948)         $   1,999
                                                                        =================== ==================

9.      RESTRUCTURING AND UNUSUAL CHARGES


         In January 2004, the Company announced the planned closure effective June 2004 of its Apparel Sewing facility in Cap de la Madeleine, Quebec. The Company will centralize all apparel operations in its Apparel factory in St-Hyacinthe, Quebec in order to maximize the utilization of that facility. Approximately 170 employees from the apparel segment were affected by this decision; accordingly, the Company will incur restructuring costs of approximately $300 mainly related to severance packages to the affected employees, which were recorded in the three months ended March 31, 2004.

10.     FOREIGN CURRENCY

         The movement in the accumulated other comprehensive (loss) income of $(2,587), reported as a component of the stockholders' equity is explained by the weakening of the Canadian Dollar ("CAD"), Swedish krona ("SEK") and Euro ("EUR") in 2004. The exchange rate was 1.3156 CAD for 1 USD, 7.62 SEK for 1 USD and 0.826 EUR for 1 USD as at March 31, 2004 and 1.292 CAD for 1 USD, 7.19 SEK for 1 USD and 0.794 EUR for 1 USD as at December 31, 2003.

11.    ROYALTIES AND ENDORSEMENTS

         The Company entered into agreements that call for royalty payments generally based on net sales of certain products and product lines. Certain agreements require guaranteed minimum payments over the royalty term. The Company also pays the NHL, CHL, ECHL and AHL certain professional players and teams endorsement fees in exchange for the promotion of the Company's brands. The following is a schedule of the future minimum payment and annual obligations under these contracts.

2004..............................................................................     $     12,275
2005..............................................................................            9,091
2006..............................................................................           13,664
2007..............................................................................           13,769
2008..............................................................................           12,798
2009 and beyond...................................................................           83,066
                                                                                        -----------
                                                                                        $   144,663
                                                                                        -----------
                                                                                        -----------

         On March 24, 2004, the Company signed a sponsorship agreement with the AHL, which will commence at the start of the 2004/2005 hockey season. The agreement is for 10 years made up of a 4 year term plus two additional 3 year terms at

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



the AHL's option. The agreement calls for royalty payments based on net sales of certain products and requires guaranteed minimum payments over the term of the agreement.

Under the terms of the new NHL License Agreement, since the NHL and the NHLPA have not by April 1, 2004 , entered into a Collective Bargaining Agreement covering the 2004/2005 NHL season, certain guaranteed minimum payments under our license agreement are reduced to zero and the terms of the agreement are extended automatically for an additional license year.

12.     SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

         THC and Sport Maska Inc.'s payment obligations under the $125,000
11 1/4% Senior Secured Note Units due 2009 ("Units') issued on April 3, 2002 are guaranteed by certain subsidiaries of the Company and Sport Maska Inc.'s wholly-owned subsidiaries (the "Other Guarantors"), excluding the Finnish subsidiaries, and a pledge of the stock of the first-tier Finnish subsidiary. Such guarantees are full, unconditional and joint and several. The security interest in the assets of the Company's Swedish subsidiaries (other than intellectual property) is limited to $15,000. Under the Company's revolving credit facilities, both Sport Maska Inc. and Maska U.S., Inc. are restricted from paying dividends on the common and preferred stock. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations and statements of cash flows information for THC, Sport Maska Inc., the Other Guarantors and for the Company's other subsidiaries (the "Non-Guarantor Subsidiaries"), which have been included in the elimination column. The supplemental financial information reflects the investments of THC, Sport Maska Inc. and the Other Guarantors in the Other Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information also reflects pushdown of the Company's loan with Caisse and its replacement with the Units.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



AS AT MARCH 31, 2004                      The Hockey    Sport Maska       Other         Other/           TOTAL
                                           Company          Inc.       Guarantors    Eliminations
                                       ---------------------------------------------------------------------------------------------
ASSETS
     Cash and cash equivalents         $           1    $     22,913   $   11,251    $    7,891        $  42,056
     Accounts receivable, net                      -          20,551       23,025         2,772           46,348
     Inventories                                   -          41,526       11,341         4,815           57,682
     Prepaid expenses and other
     receivables                                               3,425        3,676           332            7,433
     Income taxes receivables                    420             521        6,845            42            7,828
     Intercompany accounts                    92,797          21,989        3,953      (118,739)
                                       ---------------------------------------------------------------------------------------------
Total current assets                          93,218         110,925       60,091      (102,887)         161,347
Property, plant and equipment, net of
     accumulated depreciation                      -          10,589        1,717         1,716           14,022
Intangible and other assets                        -          30,872       37,558         2,429           70,859
Other - Prepaid NHL                                -           9,531       21,626             -           31,157
Other assets                                   1,946           1,842        4,414          (818)           7,384
Investments in subsidiaries                   75,610               -       45,590      (121,200)               -
Intercompany accounts                         11,092               -       25,000       (36,092)               -
                                       ---------------------------------------------------------------------------------------------
     Total assets                            181,866          163,759     195,996      (256,852)         284,769
                                       =============================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Accounts payable and accrued
     liabilities                              3,239           17,486         6,366        1,242           28,333
     Income taxes payable                         -            1,845           310            3            2,158
     Intercompany accounts                    1,183           14,240       108,420     (123,843)
                                       ---------------------------------------------------------------------------------------------
     Total current liabilities                4,422           33,571       115,096     (122,598)          30,491
Long-term debt                               36,965           61,966        25,062            -          123,993
Loan payable to Parent company                    -           10,000             -            -           10,000
Deferred income taxes and other
     long-term liabilities                        -            5,034         1,581       (1,809)           4,806
Intercompany accounts                        25,000                -        11,092      (36,092)               -
                                       ---------------------------------------------------------------------------------------------
     Total liabilities                       66,387          110,571       152,831     (160,499)         169,290
                                       ---------------------------------------------------------------------------------------------

Stockholders' equity
Common stock, par value $0.01 per
     share                                       50           40,352         5,164      (45,516)              50
Common stock, non voting                         65                -             -            -               65
Common stock purchase warrants                1,665                -             -            -            1,665
Additional paid-in capital                  112,506                -        34,553      (34,553)         112,506
Retained earnings (Deficit)                  (7,166)           5,820        (1,495)      (4,325)          (7,166)
Accumulated other comprehensive
     income  (loss)                           8,359            7,016         4,943      (11,959)           8,359
                                       ---------------------------------------------------------------------------------------------
     Total stockholders' equity             115,479           53,188        43,165      (96,353)         115,479
                                       ---------------------------------------------------------------------------------------------
     Total liabilities and
     stockholders' equity                   181,866          163,759       195,996     (256,852)         284,769
                                       =============================================================================================

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



AS AT DECEMBER 31, 2003                  The Hockey    Sport Maska       Other             Other/             TOTAL
                                           Company          Inc.       Guarantors       Eliminations
                                       ---------------------------------------------------------------------------------------------
ASSETS


     Cash and cash equivalents            $       1    $    27,933      $    6,345          $    8,330    $   42,609
     Accounts receivable, net                     -         27,409          32,485               1,749        61,643
     Inventories                                  -         35,350          11,024               3,143        49,517
     Prepaid expenses                             -          2,425           2,582                 137         5,144
     Deferred income taxes and other
     receivables                                420            531           6,613                   -         7,564
     Intercompany accounts                   91,227         17,318           1,415            (109,960)            -
                                       ---------------------------------------------------------------------------------------------
Total current assets                         91,648        110,966          60,464             (96,601)      166,477
Property, plant and equipment, net of
     accumulated depreciation                     -         11,448           1,813               1,781        15,042
Intangible and other assets                   2,056         43,126          63,516               1,587       110,285
Investments in subsidiaries                  71,192              -          41,220            (112,412)            -
Intercompany accounts                        11,092              -          25,000             (36,092)            -
                                       ---------------------------------------------------------------------------------------------
     Total assets                       $   175,988      $ 165,540      $  192,013          $ (241,737)   $  291,804
                                       =============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Accounts payable and accrued
     liabilities                         $    1,458      $  13,266       $    7,881         $    1,532    $   24,137
     Income taxes payable                         -          5,070            1,765                138         6,973
     Intercompany accounts                    1,181         13,462          103,680           (118,323)            -
                                       ---------------------------------------------------------------------------------------------

     Total current liabilities                2,639         31,798          113,326           (116,653)       31,110
Long-term debt                               36,939         61,940           25,065                  -       123,944

Loan payable to Parent company                    -         10,000                -                  -        10,000
Deferred income taxes and other
     long-term liabilities                        -          4,842            1,643             (1,649)        4,836
                                       ---------------------------------------------------------------------------------------------
Intercompany accounts                        25,000              -           11,092            (36,092)            -
     Total liabilities                       64,578        108,580          151,126           (154,394)      169,890

                                       ---------------------------------------------------------------------------------------------
Stockholders' equity
Common stock, voting                             50         41,076            5,254            (46,330)           50
Common stock, non voting                         65                                                               65
Warrants for exchangeable shares              1,665              -                -                  -         1,665
Additional paid-in capital                  112,498              -           34,553            (34,553)      112,498
Retained earnings (deficit)                  (3,310)        14,662           (1,619)           (13,043)       (3,310)
                                       ---------------------------------------------------------------------------------------------
Accumulated other comprehensive income          442          1,222            2,699              6,583        10,946
                                       ---------------------------------------------------------------------------------------------
     Total stockholders' equity             111,410         56,960           40,887            (87,343)      121,914
                                       ---------------------------------------------------------------------------------------------
     Total liabilities and
     stockholders' equity              $    175,988    $   165,540     $    192,013       $   (241,737)   $  291,804
                                       =============================================================================================

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



FOR THE YEAR 3 MONTHS ENDED              The Hockey    Sport Maska       Other         Other/           TOTAL
MARCH 31, 2004                             Company          Inc.       Guarantors    Eliminations
                                       ---------------------------------------------------------------------------------------------
Net sales                                        -          26,953         24,450          (8,806)      42,597
Cost of goods sold                               -          18,543         15,733         (11,233)      23,043
Restructuring and unusual charges                -             282              -               -          282
                                       ---------------------------------------------------------------------------------------------
       Gross profit                              -           8,128          8,717           2,427       19,272
Selling, general and administrative
    expenses                                    32           8,250          8,700           1,528       18,510
                                       ---------------------------------------------------------------------------------------------
       Operating income (loss)                 (32)           (122)            17             899          762
Other (income) expense, net [1]              3,502             625           (877)         (2,877)         373
Interest expense                               342           1,910          1,615              61        3,928
Foreign exchange (gain) loss                   (19)            953            475               -        1,409
                                       ---------------------------------------------------------------------------------------------
Income (loss) before income taxes           (3,857)         (3,610)        (1,196)          3,715       (4,948)
Income taxes                                     -            (908)          (505)            322       (1,091)
                                       ---------------------------------------------------------------------------------------------
 Net income (loss)                          (3,857)         (2,702)          (691)          3,393       (3,857)
                                       ---------------------------------------------------------------------------------------------

[1] Other (income) expense, net for The Hockey Company and Other Guarantors includes equity in net (loss) income of subsidiaries of $(3,499) and 623, respectively.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)




FOR THE YEAR 3 MONTHS ENDED              The Hockey       Sport Maska         Other           Other/               TOTAL
MARCH 31, 2003                             Company            Inc.          Guarantors      Eliminations
                                       -----------------------------------------------------------------------------------
Net sales                                  $      -        $   22,296       $   23,846       $    (8,363)      $   37,779

Cost of goods sold                                -            14,403           14,916            (8,248)          21,071
                                       -----------------------------------------------------------------------------------
       Gross profit                               -             7,893            8,930              (115)          16,708
Selling, general and
    administrative expenses                       3             6,462            8,388               879           15,732
                                       -----------------------------------------------------------------------------------
       Operating income (loss)                   (3)            1,431              542              (994)             976
Other (income) expense, net [1]              (2,241)             (641)            (343)            2,588             (637)
Interest expense                                513             2,034            1,494               (49)           3,992
Foreign exchange (gain) loss                     18            (4,454)              58                 -           (4,378)
                                       -----------------------------------------------------------------------------------
Income (loss) before income
    taxes                                     1,707             4,492             (667)           (3,533)           1,999
Income taxes                                      -               696                2              (406)             292
                                       -----------------------------------------------------------------------------------
Net income (loss)                        $    1,707       $     3,796       $     (669)      $    (3,127)      $    1,707
                                       -----------------------------------------------------------------------------------


[1] Other (income) expense, net for The Hockey Company and Other Guarantors includes equity in net income of subsidiaries of $2,244 and 344, respectively.

                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



FOR THE YEAR 3 MONTHS ENDED              The Hockey       Sport Maska         Other           Other/               TOTAL
MARCH 31, 2004                             Company            Inc.          Guarantors      Eliminations
                                       ---------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES                     (18)         (4,272)            6,492            (76)           2,126
                                       ---------------------------------------------------------------------------------------------
 INVESTING ACTIVITIES:
 Purchases of property, plant and
equipment                                       -           (185)             (32)            (45)           (262)
Acquisitions                                    -              -           (1,325)              -          (1,325)
 Proceeds from disposal of property,
plant and equipment                             -              1                -               -               1
                                       ---------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
    INVESTING ACTIVITIES                                     (184)          (1,357)            (45)         (1,586)
                                       ---------------------------------------------------------------------------------------------

 FINANCING ACTIVITIES:
 Principal payments on debt
 Deferred financing costs                      18             (66)              13               -            (35)
                                       ---------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                       18             (66)              13               -            (35)
                                       ---------------------------------------------------------------------------------------------

 Effects of foreign exchange rate on
    cash                                        -            (498)            (242)           (318)         (1,058)
                                       ---------------------------------------------------------------------------------------------
 NET CHANGE IN CASH AND CASH EQUIVALENTS        -          (5,020)           4,906            (439)           (553)
 Cash & cash equivalents at beginning
    of period                                   1          27,933            6,345           8,330          42,609
                                       ---------------------------------------------------------------------------------------------
 Cash & cash equivalents at end of
   period                                       1          22,913           11,251           7,891          42,056
                                       =============================================================================================


                               THE HOCKEY COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



FOR THE YEAR 3 MONTHS ENDED                    The Hockey       Sport Maska         Other           Other/         TOTAL
MARCH 31, 2003                                   Company            Inc.          Guarantors      Eliminations
                                       ---------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES                           $ 243        $   (978)         $ 8,942          $  447         $ 8,654
                                       ---------------------------------------------------------------------------------------------
 INVESTING ACTIVITIES:
 Purchases of property, plant and
   equipment                                           -            (253)             (59)             (4)           (316)
 Proceeds from disposal of property,
   plant and equipment                                 -           1,309                4               -           1,313
                                       ---------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
    INVESTING ACTIVITIES                               -           1,056              (55)             (4)            997
                                       ---------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES:
 Principal payments on debt                            -               -             (439)              -            (439)
 Deferred financing costs                           (243)           (148)             109               2            (280)
                                       ---------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                            (243)           (148)            (330)              2            (719)
                                       ---------------------------------------------------------------------------------------------

 Effects of currency translation on
    cash item                                          -             303               69             220             592
                                       ---------------------------------------------------------------------------------------------
 INCREASE IN CASH AND CASH EQUIVALENTS                 -             233            8,626             665           9,524
 Cash & cash equivalents at beginning
    of period                                          -           4,000            7,066           8,418          19,484
                                       ---------------------------------------------------------------------------------------------
 Cash & cash equivalents at end of
    period                                         $   -        $  4,233       $   15,692        $  9,083       $  29,008
                                       =============================================================================================


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



RECENT DEVELOPMENTS

     On April 7, 2004, Reebok International Ltd. ("Reebok") and THC Holdings entered into a Support Agreement (the "Support Agreement") pursuant to which Reebok agreed to make an offer (the "Offer") to acquire all of THC Holdings' outstanding common shares for Cdn$21.25 in cash per share, representing an approximate transaction value of $204 million, plus the assumption of $125 million aggregate principal amount of 11 1/4% Senior Secured Notes (the "Notes"). Reebok, through a wholly-owned subsidiary, launched the Offer on April 22, 2004.

     The Offer is subject to regulatory approval and satisfaction of certain other conditions, including the valid deposit and non-withdrawal of at least 66 2/3% of the common shares of THC Holdings on a fully-diluted basis. In addition, THC Holdings made arrangements to permit the tender under the Offer of common shares issuable upon the exchange of shares of our non-voting exchangeable common stock as well as common shares issuable upon exercise of stock options or warrants on a conditional basis, effective only upon the take-up of THC Holdings' common shares under the Offer.

     In addition, on April 7, 2004, simultaneously with the execution of the Support Agreement, certain principal holders of our non-voting exchangeable common stock and two of THC Holdings' executive officers entered into a Lock-up Agreement with Reebok under which they have agreed to tender the common shares of THC Holdings held or to be held by them into the Offer, subject to limited conditions.

     In addition, pursuant to the Support Agreement, THC Holdings has agreed that, as soon as practicable after certain conditions are met, including Reebok's acquisition of at least 66 2/3% (or such lower percentage, but in any event not lower than or equal to 50%) of the issued and outstanding common shares of THC Holdings pursuant to the Offer, THC Holdings will effect the merger of a newly-formed, wholly-owned subsidiary of THC Holdings with and into the Company (the "Merger"), without a meeting of our stockholders, in accordance with Section 253 of the Delaware General Corporation Law (the "DGCL"). Pursuant to the Merger, each then outstanding share of non-voting exchangeable common stock which had not been conditionally exchanged will be converted into the right to receive the same price per share, Cdn$21.25 in cash, being offered in the Offer, subject to Section 262 of the DGCL regarding appraisal rights.

     Under the terms of the Notes, in the event of a change of control, we and Sport Maska Inc. are required to make a joint offer to purchase all of the outstanding Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.



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

     EBITDA is defined as earnings (net income) before interest, income and capital taxes and depreciation and amortization. EBITDA includes restructuring charges, and other unusual items if it is reasonably likely that they will recur within two years. This non-GAAP financial measure does not replace the presentation of GAAP financial results, specifically EBITDA as an alternative to cash flows as a measure of liquidity or as an alternative to net income as a measure of operating performance, but is provided to enhance overall understanding of the Company's current financial performance and prospects for the future. We believe that non-GAAP financial results provide useful information to both management and investors regarding certain additional financial and business trends relating to its financial condition and results from operations. In addition, we use certain non-GAAP financial measures for reviewing our financial results and evaluating its financial performance. It should be noted that other companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. We view EBITDA as mostly an indicator of our operating performance and, therefore, the nearest GAAP measure is net income. The following is a reconciliation of our EBITDA to our net income:


                                                            THREE MONTHS ENDED MARCH 31,
                                                       --------------------------------------
                                                           (IN THOUSANDS OF U.S. DOLLARS)
                                                       --------------------------------------

                                                              2004                2003
                                                       --------------------------------------
    Net income (loss)                                   $   (3,857)          $   1,707
    Income taxes                                            (1,091)                292
    Depreciation and amortization                            1,048                 969
    Capital taxes                                              202                 149
    Interest                                                 3,928               3,992
                                                       --------------------------------------
    EBITDA                                                     230               7,109
                                                       --------------------------------------


     Under the terms of our short and long-term debt agreements, restructuring and other unusual or non-recurring items would be added back to EBITDA. Included in EBITDA for the three months ended March 31, 2004 is a foreign exchange loss of $1,409, whereas in 2003 we had a foreign exchange gain of $4,378. The foreign exchange amounts above are a result from the translation of our U.S. dollar denominated long-term debt, 50% of which is held by our Canadian operating company with a functional currency of the Canadian dollar.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004

2004 COMPARED TO 2003

     Net sales for the three months ended March 31, 2004 grew by 12.7% to $42.6 million from $37.8 million in 2003. The equipment business grew by 8.6% to $28.0 million from $25.8 million in 2003. The growth in equipment sales was fueled by our Stick category, reflecting very strong demand for composite hockey sticks, especially the new Vector 120 one-piece stick. The apparel business grew by 21.7% to $14.6 million from $12.0 million compared with a year ago, mainly due to our licensed apparel business, in particular our NHL Replica Jerseys as we executed on our potential work stoppage strategy.

     Foreign exchange rate fluctuations factored in the reported results. Sales for the three month ended March 31, 2004 were positively impacted by approximately $3.4 million compared with a year ago on a constant dollar basis. Similarly, operating and other expenses are negatively impacted, mitigating the overall impact on the Company's reported earnings. While we report in U.S. dollars, it has significant exposure to the Canadian dollar, the Euro and the Swedish krona. Our Canadian subsidiary is also exposed to the U.S. dollar because 50% of our long-term debt is held by the Canadian subsidiary.

     Gross profit was $19.3 million for the three months ended March 31, 2004 compared to $16.7 million in 2003, an increase of 15.3%. Measured as a percentage of net sales, gross margin increased to 45.2% in 2004 from 44.2% in 2003. The increase in gross margins is attributable to our apparel business which generated margins of 53.9% compared to prior year of 48.8%, in particular our NHL Vintage and Replica Jerseys.

     Selling, general and administrative expenses for the three months ended March 31, 2004 increased to $18.5 million from $15.7 million in 2003, of which $1.7 million is attributable to currency fluctuations. The balance of the increase is mainly attributable to expenses related to the Roger Edwards and Sport Maska GmbH ("Ewald") businesses, as both of those operations did not exist in the first three months of 2003.

Operating income for the three months ended March 31, 2004 was $0.8 million, compared to $1.0 million in 2003, the decrease reflecting the seasonal nature of the business of both Roger Edwards Sport and Sport Maska GmbH where a substantial proportion of sales occur later in the year while we absorb the fixed costs evenly throughout the year.

     Other expense of $0.4 million consists primarily of an estimated $0.6 million related to an environmental remediation situation for one of our properties compared to other income of $0.6 million in 2003, which was related to the gain on sale of our Drummondville manufacturing facility.

     EBITDA, as defined above, decreased to $0.2 million in the three months ended March 31, 2004 compared to $7.1 million in the first three months of 2003. In addition to the various matters above, there was a foreign exchange loss of $1.4 million in 2004 compared to a foreign exchange gain of $4.4 million in 2003. The majority of the foreign exchange impact in both years resulted from the translation of our U.S. dollar denominated long term debt, 50% of which is held by Sport Maska Inc.

     Interest expense including amortization of deferred financing costs ($0.3 million in the three months ended March 31, 2004 and 2003) decreased to $3.9 million in the three months ended March 31, 2004 compared to $4.0 million in the first three months of 2003.

     Loss before income taxes was $4.9 million in the three months ended March 31, 2004 versus income before income taxes of $2.0 million for the first three months in 2003.

     Net loss for the three months ended March 31, 2004 was $3.9 million compared to a $1.7 million net income for the three months ended March 31, 2003.

     Net loss attributable to common stockholders for the three months ended March 31, 2004 was $3.9 million compared to a net income attributable to common stockholders of $1.0 million for the corresponding period in 2003. The difference between the redemption value of the preferred stock and the recorded amount was being accreted over the term of the Secured Notes (as described below) by a charge to retained earnings in 2003.

INCOME TAXES


     Our income tax provision is comprised of both United States and foreign tax components. Due to changes in the relative contribution of income or loss by country, differences in the effective tax rates between countries (principally the U.S. and Canada) and permanent differences in effective tax rates between income for financial statement purposes and tax purposes, the consolidated effective tax rates may vary significantly from period to period. We and our U.S. subsidiaries consolidate our income for U.S. federal income tax purposes. However, gains and losses of certain subsidiaries may not be available to other subsidiaries for tax purposes.

     Deferred income taxes are recognized for the tax consequences for future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Based on our performance in the three months ended March 31, 2004 and fiscal year 2003 as well as our projected future earnings and taxable income, we have not recorded a valuation allowance on the temporary differences (other than investment tax credits) and recognized a deferred tax asset as at March 31, 2004.

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

COLLECTIVE BARGAINING AGREEMENT

     The collective bargaining agreements with the unions for the hourly employees in Malung, Sweden expire in June 2004 and negotiations are currently underway. We have no reason to believe that we will not reach acceptable agreements in a timely manner. Our management believes that our relations with these unions are positive. There have been no work stoppages, strikes or lockouts at our St-Jean, Malung or Tammela sites in over 20 years.


CRITICAL ACCOUNTING POLICIES

     For a discussion of our critical accounting policies see "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Our anticipated financing requirements for short-term working capital and long-term growth, future capital expenditures and debt service are expected to be met through cash generated from our operations and borrowings under our credit facilities. During the three months ended March 31, 2004, we have met the requirement for the annual repayment of our credit facilities with GECC in full for 2004. Total borrowings under the GECC credit agreements as at March 31, 2004 and

December 31, 2003 were nil, including borrowings under our Jofa facility (as described below) (excluding $6.8 million and $7.0 million of letters of credit outstanding, respectively).

     Total borrowings under our Swedish subsidiary, Jofa AB's credit facility with Nordea Bank were nil as at March 31, 2004 and December 31, 2003 (excluding nil and $0.4 million letters of credit outstanding, respectively). We believe that the credit agreement can be renewed or refinanced upon maturity on December 31, 2004. If this agreement cannot be renewed or financed with Nordea Bank, we will seek alternate sources of financing to replace this agreement.

     Total borrowings under our Finnish subsidiary, KHF Finland OY's credit facility with Nordea Bank in Finland were nil as at March 31, 2004 and December 31, 2003. This credit agreements is valid until further notice and we will seek alternate sources of financing to replace this agreement if the agreement cannot be financed with Nordea Bank.

     There were no borrowings during the first three months of 2004 under any of our credit agreements.

     As previously mentioned, under the terms of the Notes, in the event of a change of control, we and Sport Maska Inc. are required to make a joint offer to purchase all of the outstanding Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

     Cash provided by operating activities during the three months ended March 31, 2004 was $2.1 million compared to $8.6 million in the first three months of 2003. For the three months ended March 31, 2004 we had a net loss of $3.8 million compared to a net income of $1.7 million in the first 3 months of 2003. EBITDA was $0.2 million for the three months ended March 31, 2004 compared to $7.1 million in the first three months of 2003. Inventory increased by $8.2 million from December 31, 2003 to March 31, 2004, whereas accounts receivable were lower by $15.3 million from December 31, 2003 in line with the seasonal nature of our business. Accounts payable and accrued liabilities are higher mainly due to the accrued interest on the Units.

     Cash used in investing activities during the three months ended March 31, 2004 was $1.6 million compared to $1.0 million provided in the first three months of 2003. In 2004, the $1.6 million is mainly related to the acquisition of Distributor Norbert Ewald GmbH in Germany whereas in 2003 it was primarily due to the sale of our Drummondville manufacturing facility in the first quarter of 2003.

     There was less than $0.1 million cash used in financing activities during the three months ended March 31, 2004, compared to $0.7 million used in the first three months of 2003. The variance is mainly due to the pay-down of short-term borrowings in the first three months of 2003.

         During the three months ended March 31, 2004, the foreign currency translation adjustment amounted to a loss of $2.6 million, which resulted principally from the weakening Canadian dollar, Swedish Krona and Euro against the U.S. dollar. During the three months ended March 31, 2003, the foreign exchange translation adjustment was favourable and amounted to $2.8 million, which was primarily a result of the strengthening Canadian dollar, Swedish Krona and Euro against the U.S. dollar.

         We follow the customary practice in the sporting goods industry of offering extended payment terms to creditworthy customers on qualified orders. Our working capital requirements generally peak in the second and third quarters as we build inventory and make shipments under these extended payment terms.


CONTRACTUAL OBLIGATIONS

     Certain of our subsidiaries lease office and warehouse facilities and equipment under operating lease agreements. Certain of our subsidiaries have also entered into agreements that call for royalty payments generally based on net sales of certain products and product lines. Certain agreements require guaranteed minimum payments over the royalty term. We also pay the NHL, CHL, ECHL and AHL and certain professional players and teams an endorsement fee in exchange for the promotion of our brands. Furthermore, we have repayment obligations on our long-term debt. The following is a schedule of future minimum payments and annual obligations under these commitments, as well as the repayment of the Notes in 2009:

                                                                                          (In thousands)
2004                                                                                   $     15,694
2005                                                                                         10,178
2006                                                                                         14,515
2007                                                                                         14,561
2008                                                                                         12,798
2009 and beyond                                                                             208,066
                                                                                   -------------------------
                                                                                         $  275,812
                                                                                   =========================

     On March 24, 2004, we signed a sponsorship agreement with the AHL, which will commence at the start of the 2004/2005 hockey season. The agreement is for 10 years made up of a 4 year term plus two additional 3 year terms at the AHL's option. The agreement calls for royalty payments based on net sales of certain products and requires guaranteed minimum payments over the term of the agreement.

Under the terms of the new NHL License Agreement, since the NHL and the NHLPA have not by April 1, 2004, entered into a Collective Bargaining Agreement covering the 2004/2005 NHL season, certain guaranteed minimum payments under our license agreement are reduced to zero and the terms of the agreement are extended automatically for an additional license year.


RESTRUCTURING RESERVES

     In January 2004, we announced the planned closure of our Apparel Sewing facility in Cap de la Madeleine, Quebec effective the first half of 2004. We will centralize all apparel manufacturing in our Apparel factory in St-Hyacinthe, Quebec in order to maximize the utilization of that facility. Approximately 170 employees from the apparel segment have been affected by this decision and, accordingly, we have recorded a restructuring charge of $0.3 million mainly related to severance packages to the affected employees. All of the $0.3 million remains unpaid at March 31, 2004.


OFF-BALANCE SHEET ARRANGEMENTS

     As of March 31, 2004, there are no off balance sheet financing arrangements.


EVENTS AND UNCERTAINTIES

     The collective bargaining agreement ("CBA") between the NHL and the NHL Players' Association expires September 15, 2004. The popularity of the NHL affects the sales of our hockey equipment and hockey-related apparel. Our brands receive significant on-ice exposure as a result of our license agreement with the NHL. In the event of a labour dispute resulting in a work stoppage, the popularity of the NHL could suffer and our brands will not receive any on-ice exposure during NHL games. This, together with the absence of in-stadium sales during a work stoppage, would significantly affect our apparel sales. In addition, in the event of a labour dispute resulting in a work stoppage, we will continue to have certain royalty payment obligations, although reduced, under the New NHL License Agreement. We have been pro-active in anticipation of a work stoppage and believe that we have taken appropriate measures to minimize the impact on our operations and financial position. Since a new CBA was not signed by April 1, 2004, the term of our agreement with the NHL has been extended by one year.

     We in the normal course of business are exposed to market risk from changes in foreign currency exchange rates and interest rates (See Item 3, "Quantitative and Qualitative Disclosures About Market Risk").


ACQUISITION OF DISTRIBUTOR NORBERT EWALD GMBH IN GERMANY

     On January 5, 2004, we acquired the assets of Norbert Ewald GmbH (Ewald Sport Service) for a total cost of approximately $1.3 million consisting primarily of inventory. Ewald, a former distributor of our products, is a leading hockey equipment distributor in Germany. This acquisition will continue to strengthen our existing presence in the Central European hockey market through our subsidiary Sport Maska GmbH.


T'BLADE JOINT VENTURE

     On January 16, 2004, we purchased a 33 1/3% ownership stake in t'blade Inc., the exclusive marketer and distributor of t'-blade replaceable ice skate blade products and technology in North America, for US approximately $0.08 million (Cdn $0.1 million), as well as an advance of US$0.5 million (Cdn $0.7 million). The remaining shares are owned by Graf Canada Ltd. (33 1/3%) and t'blade GmbH (33 1/3%). Our share of the results of t'blade Inc.'s operations has been included in our consolidated financial statements since January 16, 2004 using the equity method of accounting.


NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ACCOUNTING RESEARCH BULLETIN NO. 51 ("FIN 46"). FIN 46 requires the consolidation of variable interest entities ("VIE") in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46 are applicable to variable interests in VIE's created after January 31, 2003. For variable interest acquired before February 1, 2003, the provisions of FIN 46 are applicable in the first reporting period ending December 15, 2003. The application of FIN 46 did not have a significant effect on the Company's financial position and result of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We, in the normal course of doing business, are exposed to market risk from changes in foreign currency exchange rates and interest rates. Our principal currency exposures relate to the Canadian dollar, Swedish Krona and the Euro. Management's objective regarding foreign currency risk is to protect cash flows resulting from sales, purchases and other costs from the adverse impact of exchange rate movements. However, fifty percent of the Notes debt is held by a Canadian subsidiary whose functional currency is the Canadian dollar. Included in our results is a foreign exchange loss of $1.4 million of which approximately $1.1 million resulted from the translation of our U.S. dollar denominated long-term debt, 50% of which is held by our Canadian subsidiary, Sport Maska Inc. Fluctuations in the Canadian dollar, as in 2004 and 2003, against the U.S. dollar can give rise to significant volatility in net income.

     We are also exposed to foreign exchange fluctuations due to significant sales and costs in Canada, Sweden and Finland. If the average exchange rate of the Canadian dollar, Swedish Krona and Euro were to vary by 1% versus the U.S. dollar, the effect on sales for the three months ended March 31, 2004 would have been $0.1 million, $0.1 million and $0.1 million, respectively. We also have operating expenses in each of these currencies, which would partially mitigate the impact of such foreign exchange variation on cash flows from operations and net income. Further, a 1% variation in the Canadian dollar versus the U.S. dollar would have an effect of approximately $0.7 million on translation of our long-term debt for the entire year given that 50% of the debt is held by the Canadian operating company.

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

ITEM 4. CONTROLS AND PROCEDURES


(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(B)  CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        (a)  through (d). Not applicable.

(e)

                                                PURCHASES OF EQUITY SECURITIES
    -----------------------------------------------------------------------------------------------------------------------
                                                                       (C) TOTAL NUMBER
                                 (A) TOTAL             (B)           OF SHARES (OR UNITS)        (D) MAXIMUM NUMBER (OR
                                 NUMBER OF           AVERAGE           PURCHASED AS PART       APPROXIMATE DOLLAR VALUE)
                                SHARES (OR         PRICE PAID             OF PUBLICLY          OF SHARES (OR UNITS) THAT
                                  UNITS)            PER SHARE           ANNOUNCED PLANS        MAY YET BE PURCHASED UNDER
            PERIOD             PURCHASED(1)         (OR UNIT)             OR PROGRAMS            THE PLANS OR PROGRAMS
    -----------------------------------------------------------------------------------------------------------------------
    January 1, 2004           6,000 shares of   one common share
    to January 31, 2004       our non-voting     of THC Holdings
                               exchangeable                                    -
                               common stock                                                                -
    -----------------------------------------------------------------------------------------------------------------------
    February 1, 2004 to
    February 29, 2004                0                  -                      -                           -
    -----------------------------------------------------------------------------------------------------------------------
    March 1, 2004
    to March 31, 2004                0                  -                      -                           -
    -----------------------------------------------------------------------------------------------------------------------
    Total                     6,000 shares of   one common share
                              our non-voting     of THC Holdings               -                           -
                               exchangeable
                               common stock
    -----------------------------------------------------------------------------------------------------------------------

-----------------
(1) All 6,000 shares of our non-voting exchangeable common stock were purchased by us in satisfaction of our obligations upon exercise of outstanding put rights under the terms of our non-voting exchangeable common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                               THE HOCKEY COMPANY
PART II
OTHER INFORMATION


(a)  Exhibits.

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K.

          On February 23, 2004 the Company issued a report on Form 8-K in connection with issuing a press release announcing the Company's financial results for the year ended December 31, 2003.

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






Date: May 11, 2004